Form 10-Q
period 2010-06-30
Niska Gas Storage Partners LLC
filed 2010-08-09
CIK 1483830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-34733

Niska Gas Storage Partners LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1855740 (IRS Employer Identification number)
1001 Fannin Street Suite 2500 Houston, TX (Address of principal executive offices)	77002 (Zip Code)

Registrant's telephone number, including area code:
(281) 404-1890

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of August 9, 2010, there were 33,804,745 Common Units and 33,804,745 Subordinated Units outstanding.

Cautionary Statement Regarding Forward-Looking Information

        This report contains information that may constitute "forward-looking statements." Generally, the words "believe," "expect," "intend," "estimate," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include changes in general economic conditions, competitive conditions in our industry, actions taken by third-party operators, processors and transporters, changes in the availability and cost of capital, operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control, the effects of existing and future laws and governmental regulations, the effects of future litigation, and certain factors described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

i

ii

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
		(Niska Predecessor)
Revenues:
Long-term contract	$29,625	$26,861
Short-term contract	8,229	12,573
Optimization, net	3,790	(8,803)

	41,644	30,631
Expenses (income):
Operating	11,155	9,891
General and administrative	7,518	5,255
Depreciation and amortization	10,096	10,261
Interest	18,755	4,349
Foreign exchange losses	125	7,311
Other (income) expense	(11)	5

LOSS BEFORE INCOME TAXES	(5,994)	(6,441)
Income tax (benefit) expense	(6,528)	8,222

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	534	$(14,663)

Less:
Net earnings prior to initial public offering on May 17, 2010	(36,234)	N/A

Net loss subsequent to initial public offering on May 17, 2010	$(35,700)	N/A

Net loss subsequent to initial public offering allocated to:
Managing Member	$(714)	N/A

Common unitholders	$(17,493)	N/A

Subordinated unitholder	$(17,493)	N/A

Loss per unit allocated to common unitholders —basic and diluted (note 5)	$(0.52)	N/A

Loss per unit allocated to subordinated unitholders —basic and diluted (note 5)	$(0.52)	N/A

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	June 30, 2010	March 31, 2010
		(Niska Predecessor)
ASSETS
Current assets
Cash and cash equivalents	$61,027	$131,559
Margin deposits	63,353	—
Trade receivables	1,800	3,467
Accrued receivables	28,181	62,948
Natural gas inventory	208,552	129,390
Prepaid expenses	3,123	1,708
Short-term risk management assets	74,725	100,864

	440,761	429,936

Long-term assets
Property, plant and equipment, net	964,667	983,016
Goodwill	483,908	486,258
Long-term natural gas inventory	15,264	15,264
Intangible assets, net	127,031	131,286
Deferred charges, net	25,376	24,253
Long-term risk management assets	25,774	34,812

	1,642,020	1,674,889

TOTAL	$2,082,781	$2,104,825

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Margin deposits	$—	$11,784
Trade payables	6,616	2,147
Accrued liabilities	76,660	61,403
Deferred revenue	5,876	1,427
Current portion of deferred taxes	50,464	57,059
Short-term risk management liabilities	27,503	46,331

	167,119	180,151
Long-term liabilities
Long-term risk management liabilities	30,616	34,694
Asset retirement obligations	1,143	1,378
Funds held on deposit	489	115
Deferred income taxes	158,701	158,701
Long-term debt	800,000	800,000

	1,158,068	1,175,039

Members' equity
Partners' capital	—	849,991
Retained earnings	—	79,795
Common units	514,306	—
Subordinated units	394,314	—
Managing Member's interest	16,093	—

	924,713	929,786

Commitments and contingencies (Note 2)
TOTAL	$2,082,781	$2,104,825

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended June 30,
	2010	2009
		(Niska Predecessor)
Operating Activities
Net earnings (loss)	$534	$(14,663)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Unrealized foreign exchange loss	34	8,551
Deferred income taxes (benefit)	(6,594)	3,899
Unrealized risk management losses	12,271	7,475
Depreciation and amortization	10,096	10,261
Deferred charges amortization	963	733
Changes in non-cash working capital	(95,585)	(62,269)
Other	—	16

Net cash used in operating activities	(78,281)	(45,996)

Investing Activities
Capital expenditures	(9,963)	(5,377)

Net cash used in investing activities	(9,963)	(5,377)

Financing Activities
Net proceeds from issuance of common units	333,459	—
Proceeds from revolver drawings	271,431	85,000
Revolver payments	(271,431)	—
Debt payments	—	(1,477)
Payment of debt issuance costs	(2,086)	—
Distributions to partners	(313,508)	(5,975)

Net cash provided by financing activities	17,865	77,549

Effect of translation on foreign currency cash and cash equivalents	(153)	(404)

Net (decrease) increase in cash and cash equivalents	(70,532)	25,772
Cash and cash equivalents, beginning of period	131,559	25,760

Cash and cash equivalents, end of period	$61,027	$51,532

Supplemental cash flow disclosures (Note 11)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated and Combined Statement of Changes in Members' Equity

(in thousands of U.S. dollars)

(Unaudited)

	Niska Gas Storage Partners LLC			Niska Predecessor
	Common Units	Subordinated Units	Managing Member's Interest	Partners' Capital	Retained Earnings	Total
Balance, April 1, 2010	$—	$—	$—	$849,991	$79,795	$929,786
Net earnings, April 1, 2010– May 16, 2010	—	—	—	—	36,234	36,234
Cash distributions to Partners	—	—	—	(153,614)	(159,726)	(313,340)
Non-cash distribution of Starks Gas Storage LLC and Coastal Bend Gas Storage, LLC	—	—	—	(15,604)	(10,122)	(25,726)
Exchange of Partners' capital for common and subordinated units, Incentive Distribution Rights, and Managing Member's interest	198,340	411,807	16,807	(680,773)	53,819	—
Net proceeds from initial public offering	333,459	—	—	—	—	333,459
Net loss, May 17, 2010– June 30, 2010	(17,493)	(17,493)	(714)	—	—	(35,700)

Balance, June 30, 2010	$514,306	$394,314	$16,093	$—	$—	$924,713

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

1. Organization and Basis of Presentation

Organization

        Niska Gas Storage Partners LLC ("Niska Partners" or the "Company") is a publicly-traded Delaware limited liability company (NYSE:NKA) that was formed on January 27, 2010 to acquire certain assets of Niska GS Holdings I, LP and Niska GS Holdings II, LP (collectively, "Niska Predecessor"). On May 11, 2010, Niska Partners priced its initial public offering (the "IPO") of 17,500,000 common units at an offering price of $20.50 per unit. Upon closing of the IPO on May 17, 2010, Niska Partners received net proceeds of $333.5 million, after deducting the underwriters' discount, structuring fees and offering expenses. Upon closing the IPO, Niska Predecessor's parent Niska Sponsor Holdings Cooperatief U.A. ("Sponsor Holdings" or "Holdco"), exchanged 100% of its equity interest in Niska Predecessor for a 2% Managing Member's interest, 33,804,745 subordinated units, 16,304,745 common units of Niska Partners, and all of the Incentive Distribution Rights ("IDRs"). Prior to the closing, Niska Partners had no activity.

        As partial consideration for the contribution of 100% of Niska Predecessor's equity interest to Niska Partners, Sponsor Holdings acquired the right to receive any common units not purchased pursuant to the expiration of a 30-day option granted to the underwriters of the IPO to purchase up to an additional 2,625,000 common units. Upon the close of business on June 10, 2010, the 30-day option granted to the underwriters expired unexercised. Pursuant to the Contribution Agreement, 2,625,000 common units were issued to Sponsor Holdings on June 11, 2010.

        At June 30, 2010, Niska Partners had 33,804,745 common units outstanding and 33,804,745 subordinated units outstanding. Of these amounts, 16,304,745 common units and all of the subordinated units are owned by Sponsor Holdings, along with a 2% Managing Member's interest in the Company and all of the IDRs. Including all of the common and subordinated units owned by Sponsor Holdings, along with the 2% Managing Member's interest, Sponsor Holdings has a 74.6% ownership interest in the Company, excluding the IDRs. The remaining 17,500,000 common units, representing a 25.4% ownership interest excluding the IDRs, are owned by the public.

        As a result of these transactions, Niska Partners became the owner of substantially all of the assets of Niska Predecessor, except for the assets of Starks Gas Storage LLC ("Starks") and Coastal Bend Gas Storage, LLC ("Coastal Bend"), two projects under development that were distributed to an affiliate of Niska Partners. These projects represented assets and partners' equity of approximately $25.7 million at March 31, 2010. The transfers of the equity interests in Starks and Coastal Bend were treated as equity distributions in the accompanying financial statements.

        Niska Partners operates the Countess and Suffield gas storage facilities (collectively, the AECO Hub™) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in northern California and Oklahoma, respectively. Each of these facilities market gas storage services of working gas capacity in addition to optimizing storage capacity with their own proprietary gas purchases. The optimization of proprietary gas purchases is seasonal with the majority of the revenues and cost associated with the physical sale of proprietary gas occurring during the third and fourth fiscal quarter, when demand for natural gas is strongest.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

1. Organization and Basis of Presentation (Continued)

Basis of Presentation

        The accounting policies applied in these unaudited interim financial statements are consistent with the policies applied in the consolidated financial statements of Niska Predecessor and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2010.

        The exchange of equity interests pursuant to the Contribution Agreement has been accounted for as a transfer between entities under common control as described in the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") 805-50-15. Accordingly, the financial information for Niska Partners included in this report includes the financial information for Niska Predecessor for all periods presented.

        In the opinion of Management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except that the balance sheet at March 31, 2010 is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners' financial position as of June 30, 2010, along with the results of Niska Partners' and Niska Predecessor's operations and cash flows for the three months ended June 30, 2010 and 2009, respectively. The results of operations for the three months ended June 30, 2010 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2011.

        As the closing of the Company's IPO occurred on May 17, 2010, the first quarter's earnings have been pro-rated to reflect earnings on a pre- and post-IPO basis. As part of the process of allocating revenues and expenses to both periods, the Partnership assessed the fair value of its risk management assets and liabilities as of the closing date, resulting in an unrealized gain for the pre-IPO period and an unrealized loss for the post-IPO period. The net unrealized loss for the period from May 17, 2010 to June 30, 2010 is reflected in the per-unit information presented in the consolidated statement of earnings and comprehensive income.

        Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), the unaudited consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements should be read in conjunction with the consolidated financial statements of Niska Predecessor and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2010.

Recent Accounting Pronouncements

        The following new accounting pronouncement was adopted effective April 1, 2010:

Fair Value Measurement (ASC 810-10)

        This new standard requires disclosures of fair value information of financial instruments at each interim reporting period. The disclosures include the relevant carrying value as well as the methods and significant assumptions used to estimate the fair value. The guidance was effective for interim and annual periods beginning after December 15, 2009. Therefore, for periods beginning April 1, 2010, Niska Partners is required to disclose additional fair value measurement information such as transfers into and out of the three levels of the fair value hierarchy (described as Level 1, Level 2 and Level 3),

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

1. Organization and Basis of Presentation (Continued)

as well as additional details about movements within Level 3. The new standard clarifies the level of disaggregation required and the inputs and valuation techniques used to measure fair value. The adoption of this standard did not impact how the Company accounts for balances recorded at fair value.

2. Commitments and Contingencies

Contingencies

        Niska Partners and its subsidiaries are subject to various legal proceedings and actions arising in the normal course of business. While the outcome of such legal proceedings and actions cannot be predicted with certainty, it is the view of management that the resolution of such proceedings and actions will not have a material impact on Niska Partners' unaudited consolidated financial position or results of operations.

3. Debt

        Niska Partners' debt obligations consist of the following:

	June 30, 2010	March 31, 2010
		(Niska Predecessor)
Non-public Senior Notes due 2018	$800,000	$800,000
Revolving credit facility	—	—

Total	800,000	800,000
Less portion classified as current	—	—

	$800,000	$800,000

        Interest on the Non-public Senior Notes (the "Senior Notes") is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum, commencing September 15, 2010. The Senior Notes will mature on March 15, 2018. As at June 30, 2010, the estimated fair value of the Senior Notes was $812.0 million.

        The indenture governing the Senior Notes limits Niska Partners' ability to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. The limitation changes depending on a fixed charge coverage ratio, which is defined as the ratio of consolidated cash flow to fixed charges, each as defined in the indenture governing the Senior Notes, and measured for the preceding four quarters. Under this limitation the indenture would have permitted the Company to distribute approximately $150.0 million.

        If the fixed charge coverage ratio is not less than 1.75 to 1.0, Niska Partners is permitted to make restricted payments if the aggregate restricted payments since the date of closing of its IPO, excluding

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

3. Debt (Continued)

certain types of permitted payments, are less than the sum of a number of items including, most importantly:

  •
  operating surplus (defined similarly to the definition in the Company's Operating Agreement) calculated as of the end of its preceding fiscal quarter; and

  •
  the aggregate net cash proceeds received as a capital contribution or from the issuance of equity interests.

        At June 30, 2010, the fixed charge coverage ratio was in excess of 1.75 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 13.

        Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership entered into new senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the "Credit Facilities" or the "$400.0 million Credit Agreement") in March 2010. These Credit Facilities provide for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of the U.S. revolving credit facility and the Canadian revolving credit facility. Each revolving credit facility matures on March 5, 2014.

        Niska Partners had no drawings outstanding under the $400.0 million Credit Agreement at June 30, 2010 and March 31, 2010. Amounts committed in support of letters of credit totaled $3.8 million at June 30, 2010 (March 31, 2010—$3.5 million). Any borrowings under the $400.0 million Credit Agreement are classified as current.

        Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. The credit agreement provides that Niska may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of June 30, 2010, the borrowing base totaled $494.4 million.

        The $400.0 million Credit Agreement contains limitations on Niska Partners' ability to pay distributions in respect of, repurchase or pay dividends on our membership interests (or other capital stock) or make other restricted payments. These limitations are substantially similar to those contained in the indenture governing the Senior Notes. Under these limitations, the $400.0 million credit agreement would have permitted the Company to distribute approximately $75.0 million.

        As of June 30, 2010, Niska Partners was in compliance with all covenant requirements under the Senior Notes and the $400.0 million Credit Agreement.

        Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400.0 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners' subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of June 30, 2010.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

4. Risk Management Activities and Financial Instruments

Risk Management Overview

        Niska Partners has exposure to commodity price, foreign currency, counterparty credit, interest rate, and liquidity risk. Risk management activities are tailored to the risk they are designed to mitigate.

Commodity Price Risk

        As a result of its natural gas inventory, Niska Partners is exposed to risks associated with changes in price when buying and selling natural gas across future time periods. To manage these risks and reduce variability of cash flows, the Company utilizes a combination of financial and physical derivative contracts, including forwards, futures, swaps and option contracts. The use of these contracts is subject to the Company's risk management policies. These contracts have not been treated as hedges for financial reporting purposes and therefore changes in fair value are recorded directly in earnings.

        Forwards and futures are contractual agreements to purchase or sell a specific financial instrument or natural gas at a specified price and date in the future. Niska Partners enters into forwards and futures to mitigate the impact of price volatility. In addition to cash settlement, exchange traded futures may also be settled by the physical delivery of natural gas.

        Swap contracts are agreements between two parties to exchange streams of payments over time according to specified terms. Swap contracts require receipt of payment for the notional quantity of the commodity based on the difference between a fixed price and the market price on the settlement date. Niska Partners enters into commodity swaps to mitigate the impact of changes in natural gas prices.

        Option contracts are contractual agreements to convey the right, but not the obligation, for the purchaser of the option to buy or sell a specific physical or notional amount of a commodity at a fixed price, either at a fixed date or at any time within a specified period. Niska Partners enters into option agreements to mitigate the impact of changes in natural gas prices.

        To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting forward contracts. To comply with its risk policy, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 Bcf. At June 30, 2010, 48.4 Bcf of natural gas inventory was offset, representing 99.9% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating our facilities are excluded from the coverage requirement. Total volumes of non-cycling working gas and fuel gas at June 30, 2010 are 3.4 Bcf and 0.0 Bcf, respectively.

Counterparty Credit Risk

        Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

4. Risk Management Activities and Financial Instruments (Continued)

support of receivables and Niska Partners' ability to take ownership of customer-owned natural gas stored in its facilities in the event of non-payment. It is Management's opinion that no allowance for doubtful accounts is required at June 30, 2010 or March 31, 2010 on accrued and trade accounts receivable.

        The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company's financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 44% of gross optimization revenue is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default. Gross optimization revenue means realized optimization revenue prior to deducing cost of gas sold.

        Exchange traded futures and options comprise approximately 67% of Niska Partners' commodity risk management assets at June 30, 2010. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners' account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

        Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty's rights and obligations.

        Included in the fair value of energy contracts at June 30, 2010 are one to five year contracts to sell natural gas to customers in retail markets. Niska Partners has recorded a reduction in the fair value of these contracts of $3.6 million at June 30, 2010 (March 31, 2010—$4.9 million), representing an estimate of the expected credit exposure from these counterparties over the lives of the respective contracts.

Interest Rate Risk

        Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At June 30, 2010, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400.0 million revolving credit facility. As no balance was drawn on the credit facilities at June 30, 2010, Niska Partners had no exposure to interest rate fluctuations; however future drawings will result in exposure to changes in interest rates. Niska Partners had no interest rate swap or swaption agreements at June 30, 2010 or March 31, 2010.

Liquidity Risk

        Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

4. Risk Management Activities and Financial Instruments (Continued)

Foreign Currency Risk

        Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the US dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at June 30, 2010 was $134.6 million (March 31, 2010—$148.5 million). These contracts expire on various dates between July 1, 2010 and August 1, 2014. Niska Partners has not elected hedge accounting treatment for financial reporting purposes and, therefore, changes in fair value are recorded directly in earnings.

        The following tables show the fair values of Niska Partners' risk management assets and liabilities at June 30, 2010 and March 31, 2010:

June 30, 2010	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$73,701	$1,024	$74,725
Long-term risk management assets	24,438	1,336	25,774
Short-term risk management liabilities	(26,305)	(1,198)	(27,503)
Long-term risk management liabilities	(30,616)	—	(30,616)

	$41,218	$1,162	$42,380

March 31, 2010 (Niska Predecessor)	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$100,864	$—	$100,864
Long-term risk management assets	34,812	—	34,812
Short-term risk management liabilities	(42,773)	(3,558)	(46,331)
Long-term risk management liabilities	(34,158)	(536)	(34,694)

	$58,745	$(4,094)	$54,651

        The Company expects to recognize risk management assets and liabilities outstanding at June 30, 2010 in net earnings and comprehensive income in the fiscal periods as follows:

	Energy Contracts	Currency Contracts	Total
Fiscal year ending March 31, 2011	$41,047	$(567)	$40,480
Fiscal year ending March 31, 2012	3,219	1,263	4,482
Fiscal year ending March 31, 2013	(3,048)	466	(2,582)

	$41,218	$1,162	$42,380

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

4. Risk Management Activities and Financial Instruments (Continued)

        Realized gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended June 30,
	2010	2009	Classification
		(Niska Predecessor)
Energy contracts	$15,975	$4,730	Optimization revenue, net
Currency contracts	(798)	(198)	Optimization revenue, net
Interest contracts	—	(1,755)	Interest expense

	$15,177	$2,777

Fair Value Measurements

        The carrying amount of cash and cash equivalents, margin deposits, trade receivables, accrued receivables, trade payables and accrued liabilities reported on the unaudited consolidated balance sheet approximate fair value. The fair value of debt is the estimated amount the Company would have to pay to repurchase its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available. See Note 3 for disclosures regarding the fair value of debt.

        Fair values have been determined as follows for Niska Partners:

June 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$98,139	$—	$98,139
Currency derivatives	—	2,360	—	2,360

Total assets	—	100,499	—	100,499

Liabilities
Commodity derivatives	—	56,921	—	56,921
Currency derivatives	—	1,198	—	1,198

Total liabilities	—	58,119	—	58,119

Net	$—	$42,380	$—	$42,380

March 31, 2010 (Niska Predecessor)	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$135,676	$—	$135,676
Currency derivatives	—	—	—	—

Total assets	—	135,676	—	135,676

Liabilities
Commodity derivatives	—	76,931	—	76,931
Currency derivatives	—	4,094	—	4,094

Total liabilities	—	81,025	—	81,025

Net	$—	$54,651	$—	$54,651

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

5. Members' Equity

        In connection with the closing of Niska Partners' IPO and the Contribution Agreement on May 17, 2010, Sponsor Holdings exchanged its interests in Niska Predecessor for common and subordinated units of, as well as a Managing Member's interest in Niska Partners. Because this exchange was treated for accounting purposes as an exchange of interests under common control, the exchange was treated similar to a pooling of interests and, accordingly, all amounts exchanged were recorded at historical cost. Therefore, the Partners' Capital and Retained Earnings balances that existed at May 17, 2010 were transferred to the Managing Member's interest, common units and subordinated units of Niska Partners. Immediately subsequent to this exchange, the IPO of 17,500,000 common units was completed.

        Pursuant to the Contribution Agreement, and as partial consideration for the contribution of 100% of its equity interests to Niska Predecessor, Sponsor Holdings acquired the right to receive any common units not purchased pursuant to the 30-day option granted to the underwriters of the offering to purchase up to an additional 2,625,000 common units. Upon the close of business on June 10, 2010, the 30-day option granted to the underwriters expired unexercised. Pursuant to the Contribution Agreement, 2,625,000 common units were issued to Sponsor Holdings on June 11, 2010.

Summary of changes in Managing Member, Common, and Subordinated units:

        The following is a reconciliation of units outstanding for the period indicated:

	Common Unitholders	Subordinated Unitholders	Total
Units outstanding at April 1, 2010	—	—	—
Units issued May 17, 2010	31,179,745	33,804,745	64,984,490
Units issued June 11, 2010	2,625,000	—	2,625,000

Units outstanding at June 30, 2010	33,804,745	33,804,745	67,609,490

  Subordinated Units

        All of the subordinated units are held by Sponsor Holdings. The operating agreement provides that, during the subordination period, the common unitholders have the right to receive distributions of Available Cash each quarter in an amount equal to $0.35 per common unit (the "Minimum Quarterly Distribution"), plus any arrearages in the payment of the Minimum Quarterly Distribution on the common units from prior quarters, before any distributions of Available Cash (as defined in the operating agreement) may be made on the subordinated units. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash to be distributed on the common units. The subordination period will end on the second business day after among other things, Niska Partners has earned and paid at least the Minimum Quarterly Distribution on each outstanding limited partner unit and Managing Member's unit for any consecutive twelve quarters, ending on or after March 31, 2013. The subordination period also will end upon the removal of the Managing Member other than for cause if the units held by the Managing Member and its affiliates are not voted in favor of such removal. When the subordination period ends, all remaining subordinated units will convert to common units, on a one-for-one basis, and the common units will no longer be entitled to arrearages.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

5. Members' Equity (Continued)

  Incentive Distribution Rights

        Sponsor Holdings holds the incentive distribution rights ("IDRs"). The following table illustrates the percentage allocations of cash distributions from operating surplus between the unitholders, our manager and the holders of incentive distribution rights, or based on the specified target distribution levels. The amounts set forth under "Marginal Percentage Interest in Cash Distributions" are the percentage interests of our manager, the incentive distribution right holders and the unitholders in any cash distributions from operating surplus we distribute up to and including the corresponding amount in the "Total Quarterly Distribution per Unit Target Amount" column. The percentage interests shown for the unitholders and the manager for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

		Marginal Percentage Interest in Cash Distributions
	Total Quarterly Distribution per Unit Target Amount
		Unitholders	Manager	IDR Holder
Minimum Quarterly Distribution	$0.35	98%	2%	—
First Target Distribution	above $0.35 up to $0.4025	98%	2%	—
Second Target Distribution	above $0.4025 up to $0.4375	85%	2%	13%
Third Target Distribution	above $0.4375 up to $0.5250	75%	2%	23%
Thereafter	above $0.5250	50%	2%	48%

        To the extent these incentive distributions are made to Sponsor Holdings, there will be more Available Cash proportionately allocated to Sponsor Holdings than to holders of common and subordinated units.

        Within 45 days after the end of each quarter, beginning with the quarter ending June 30, 2010, Niska Partners intends to make cash distributions to the members of record on the applicable record date.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

5. Members' Equity (Continued)

Earnings per unit:

        Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown below.

Net loss allocation and earnings per share calcualtion	Three months ended June 30, 2010
Numerator:
Net loss attributable to Niska Gas Storage Partners LLC	$(35,700)
Less:
Managing Member's incentive distributions	—
Managing Member's 2% interest	714

Net loss available	$(34,986)

Denominator:
Basic:
Weighted average units outstanding	67,609,490
Diluted:
Weighted average units outstanding	67,609,490
Loss per unit:
Basic	$(0.52)

Diluted	$(0.52)

6. Optimization Revenue

        Optimization revenue, net consists of the following:

	Three Months Ended June 30,
	2010	2009
		(Niska Predecessor)
Realized optimization revenue, net	$16,062	$997
Unrealized risk management losses	(12,272)	(9,800)

Total	$3,790	$(8,803)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

7. Interest Expense

        Interest expense consists of the following:

	Three Months Ended June 30,
	2010	2009
		(Niska Predecessor)
Interest expense	$18,426	$5,940
Unrealized gains on interest rate swaps	—	(2,325)
Deferred charges amortization	963	733
Capitalized interest	(634)	—

Total	$18,755	$4,349

8. Income taxes

        Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended June 30,
	2010	2009
		(Niska Predecessor)
Income tax (benefit) expense	$(6,528)	$8,222

Effective income tax rate	110%	(128)%

        The tax benefit for the three months ended June 30, 2010 is the result of both realizing previously unrecognized tax assets as well as recognizing more income in non-taxable entities. The tax benefit was $6.5 million, compared with $8.2 million of tax expense for the same period in 2009. The effective tax rate for the three months ended June 30, 2009 differs from the U.S. statutory federal rate of 35% due primarily to non-deductible foreign exchange coupled with recognizing more income in taxable entities as opposed to non-taxable entities.

9. Related Parties

        In each of the three months ended June 30, 2010 and 2009, respectively, Niska Partners paid $0.2 and $1.0 million to a company with which certain directors of Niska Partners are affiliated. These amounts were paid for management services rendered prior to Niska Partners' IPO. Subsequent to the IPO, Niska Partners is no longer responsible for such management fees. The amounts paid were included in general and administrative expenses.

        Included in accrued receivables is $0.8 million owing from affiliated entities owned by Sponsor Holdings.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

10. Changes in Non-Cash Working Capital

        Changes in non-cash working capital consist of the following:

	Three Months Ended June 30,
	2010	2009
		(Niska Predecessor)
Margin deposits	$(75,137)	$(25,775)
Trade receivables	5,827	(4,500)
Accrued receivables	35,590	28,793
Natural gas inventory	(79,149)	(72,792)
Prepaid expenses	(1,412)	12,795
Trade payables	294	4,226
Accrued liabilities	13,569	3,585
Deferred revenue	4,458	(8,612)
Funds held on deposit	375	11

Total	$(95,585)	$(62,269)

11. Supplemental Cash Flow Disclosures

	Three Months Ended June 30,
	2010	2009
		(Niska Predecessor)
Interest paid	$1,633	$4,955

Taxes paid	$66	$41

Interest capitalized	$634	$—

Non-cash investing activities:
Noncash working capital related to property, plant and equipment expenditures	$1,857	$—

12. Segment Disclosures

        Niska Partners' process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

        Since inception, Niska Partners has operated along functional lines in their commercial, engineering, and operations teams for operations in Alberta, Northern California, and the U.S. Midcontinent. All functional lines and facilities offer the same services: long-term firm contracts, short-term firm contracts, and optimization. All services are delivered using reservoir storage. Niska Partners measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, before unrealized risk management gains and

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

12. Segment Disclosures (Continued)

losses. Niska Partners has aggregated its operating segments into one reportable segment for all periods presented.

        Information pertaining to Niska Partners' short-term and long-term contract services and net optimization revenues is presented in the consolidated statements of earnings and comprehensive income. All facilities have the same types of customers: major creditworthy companies in the energy industry, industrial, commercial, and local distribution companies, and municipal energy consumers.

        The following tables summarize the net revenues and assets by geographic area:

	Three Months Ended June 30,
	2010	2009
		(Niska Predecessor)
External revenues, net realized
U.S.	$15,922	$31,936
Canada	37,994	8,495
Inter-entity
U.S.	—	—
Canada	—	—

	$53,916	$40,431

	June 30, 2010	March 31, 2010
		(Niska Predecessor)
Long-lived assets (at period end)
U.S.	$351,052	$369,229
Canada	628,878	629,051

	$979,930	$998,280

13. Subsequent Events

        On August 4, 2010, the Board of Directors of Niska Partners approved a distribution of $0.173 per common unit, payable on August 13, 2010 to unitholders of record on August 10, 2010. The total distribution is expected to be approximately $11.9 million. The distribution is equal to the Minimum Quarterly Distribution of $0.350 set forth in Niska's prospectus, prorated for the number of days that the company was public during the quarter.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The following information should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this report. The following information and such unaudited consolidated financial statements should also be read in conjunction with the consolidated financial statements and related notes, management's discussion and analysis of financial condition and results of operations and other information included our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Overview of Critical Accounting Policies and Estimates

        The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and remained unchanged as of June 30, 2010.

Overview of Our Business

        We operate the Countess and Suffield gas storage facilities (collectively, the AECO HubTM) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in northern California and Oklahoma, respectively. Each of these facilities market gas storage services of working gas capacity in addition to optimizing storage capacity with its own proprietary gas purchases. We earn revenues by leasing storage on a long-term firm ("LTF") contract basis for which we receive monthly reservation fees for fixed amounts of storage, leasing storage on a short-term firm ("STF") contract basis, where customers inject and withdraw specified amounts of gas on specific dates, and optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins higher than those from third party contracts. We have a total of 185.5 billion cubic feet ("Bcf") of working gas capacity among our facilities, including 8.5 Bcf leased from a third-party pipeline company.

        We have aggregated all of our activities in one reportable operating segment for financial reporting purposes. Our consolidated financial statements are prepared in accordance with GAAP.

        Although net earnings are positive for the period, because the closing of our IPO occurred on May 17, 2010, we have pro-rated net earnings (loss) for the three months ended June 30, 2010 on a pre- and post-IPO basis. As part of the process of allocating revenues and expenses to both periods, we assessed the fair value of our risk management assets and liabilities to market, which resulted in a gain for the pre-IPO period and a loss for the post-IPO period.

Factors that Impact Our Business

        There were no material changes to the disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 regarding this matter.

Results of Operations

        A summary of financial data for the three months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30, in thousands of U.S. dollars
	2010	2009
	(unaudited)
		(Niska Predecessor)
Consolidated Statement of Earnings and Comprehensive Income Data:
Revenues
Long-term contract	$29,625	$26,861
Short-term contract	8,229	12,573
Optimization, net	3,790	(8,803)

	41,644	30,631
Expenses (income)
Operating	11,155	9,891
General and administrative	7,518	5,255
Depreciation and amortization	10,096	10,261
Interest	18,755	4,349
Foreign exchange losses	125	7,311
Other (income) expenses	(11)	5

Losses before income taxes	(5,994)	(6,441)

Income tax (benefit) expense	(6,528)	8,222

Net earnings (loss) and comprehensive income (loss)	$534	$(14,663)

Reconciliation of Adjusted EBITDA to net earnings
Net earnings (loss)	$534	$(14,663)
Add/(deduct):
Interest expense	18,755	4,349
Income tax (benefit) expense	(6,528)	8,222
Depreciation and amortization	10,096	10,261
Unrealized risk management loss	12,271	9,800
Foreign exchange losses	125	7,311
Other (income) expense	(11)	5

Adjusted EBITDA	$35,243	$25,285

Non-GAAP Financial Measure

Adjusted EBITDA

        We use the non-GAAP financial measure Adjusted EBITDA in this report. A reconciliation of Adjusted EBITDA to net earnings, its most directly comparable financial measure as calculated and presented in accordance with GAAP, is shown above.

        We define Adjusted EBITDA as net earnings before interest, income taxes, depreciation and amortization, unrealized risk management gains and losses, foreign exchange gains and losses, unrealized inventory impairment write downs, gains and losses on asset dispositions, asset impairments and other income. We believe the adjustments for other income are similar in nature to the traditional adjustments to net earnings used to calculate EBITDA and adjustment for these items results in an appropriate representation of this financial measure. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements, such as commercial banks and ratings agencies, to assess:

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

Revenues

        Revenues for the three months ended June 30, 2010 were $41.6 million compared to $30.6 million in the three months ended June 30, 2009. Changes in revenue were attributable to the following:

        LTF Revenues.    LTF revenues for the three months ended June, 2010 increased by 10.3% to $29.6 million from $26.8 million for the three months ended June 30, 2009. This increase was primarily attributable to higher fees realized on re-contracting capacity and an increase of 1.4 Bcf in capacity utilized for LTF from the same period in the prior year.

        STF Revenues.    STF revenues for the three months ended June 30, 2010 decreased by 34.6% to $8.2 million from $12.6 million for the three months ended June 30, 2009. This decrease was primarily attributable to a reduction in the capacity that we allocated to our STF strategy because of the significant cash that we had available following our IPO. By increasing the capacity that we allocated to our optimization strategy, we generated greater unit margins as compared to STF transactions due to lower borrowing costs that resulted from our excess cash position.

        Optimization Revenues.    Net optimization revenue for the three months ended June 30, 2010 increased by 143.1% to $3.7 million from negative $8.8 million for the three months ended June 30, 2009. Net optimization revenues consisted of the following:

	Three Months Ended June 30,
	2010	2009
		(Niska Predecessor)
Realized optimization revenue, net	$16,062	$997
Unrealized risk management losses	(12,272)	(9,800)

Total	$3,790	$(8,803)

        When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For accounting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because all inventory is economically hedged, any inventory write-downs are offset by economic hedging gains and any unrealized economic hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

  •
  Realized Optimization Revenues.  Realized optimization revenues for the three months ended June 30, 2010 increased to $16.1 million from $1.0 million for the three months ended June 30, 2009. This increase is primarily attributable to realized gains on financial positions related to hedges of inventory that was rolled to a future month in order to capture incremental profit opportunities.

  •
  Unrealized Risk Management Gains/(Losses).  Unrealized risk management losses for the three months ended June 30, 2010 were $12.3 million compared to losses of $9.8 million in the three months ended June 30, 2009. As all inventory is economically hedged financially, any risk management losses (or gains) are offset by future gains (or losses) associated with the sale of proprietary inventory.

Operating Expenses

        Operating expenses for the three months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended June 30, in thousands of U.S. dollars
	2010	2009
	(unaudited)
		(Niska Predecessor)
General operating costs, including insurance, vehicle leases, safety and training costs	$4,240	$4,335
Salaries and benefits	1,671	1,436
Fuel and electricity	4,413	3,348
Maintenance	831	772

Total operating expenses	$11,155	$9,891

        Operating expenses for the quarter ended June 30, 2010 increased by 12.8% to $11.2 million from $9.9 million for the quarter ended June 30, 2009. This increase is primarily attributable to increased fuel and electricity costs resulting from higher prices in the quarter ended June 30, 2010.

General and Administrative Expenses

        General and administrative expenses for the three months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended June 30, in thousands of U.S. dollars
	2010	2009
	(unaudited)
		(Niska Predecessor)
Compensation costs	$4,536	$3,321
General costs, including office and information techonology costs	336	1,384
Legal, audit and regulatory costs	2,646	550

Total general and administrative expenses	$7,518	$5,255

        General and administrative expenses increased to $7.5 million from $5.3 million for the quarter ended June 30, 2010. This increase was primarily attributable to increased compensation costs, including accruals related to incentive compensation, professional services obtained in connection with the completion of our IPO, an increase in the number of employees to meet our staffing requirements as a public company and the impact of a stronger Canadian dollar on our predominately Canadian dollar denominated compensation expenses. These increases were partially offset by the post-IPO elimination of a management fee expense paid to an affiliated party.

Interest Expense

        Interest expense for the three months ended June 30, 2010 was $18.8 million compared to $4.3 million in the three months ended June 30, 2009. Interest expense in the three months ended June 30, 2010 consisted of interest on our 8.875% Senior Notes as well as amortization of deferred financing costs of $1.0 million. Except for a short period where $271.5 million was borrowed to fund a distribution prior to our initial public offering, we used cash from operations and cash on hand to fund our operations and did not use our $400.0 million revolving credit facility. In the three months ended June 30, 2009, we had an average debt balance outstanding of $800.0 million.

Foreign Exchange Losses

        Foreign exchange losses were $0.1 million in the three months ended June 30, 2010 compared to losses of $7.3 million in the same period of the prior year. The election by two of our Canadian subsidiaries to adopt the U.S. dollar as their functional currency for their Canadian tax returns during the year ended March 31, 2010 eliminated material foreign currency gains and losses attributable to deferred income taxes.

Loss before Income Taxes

        Losses before income taxes for the first quarter ended June 30, 2010 decreased by 6.9% to $6.0 million from $6.4 million for the first quarter ended June 30, 2009. This decrease was primarily attributable to the increased revenue discussed above.

Income Taxes

        Income taxes recovered were $6.5 million in the three months ended June 30, 2010 compared to expenses of $8.2 million in the same period of the prior year. The income tax recovery in the current period is due to the release of a valuation reserve for deferred tax assets related to certain interest and depreciation deductions recorded by taxable Canadian entities. In addition, an increase in income earned by non-taxable entities benefited current year tax expense. The effective rate for the three months ended June 30, 2009 differs from the U.S. statutory federal rate of 35% due primarily to non-deductible foreign exchange coupled with recognizing more income in taxable entities as opposed to non-taxable entities.

Net Earnings

        Net earnings for the first quarter ended June 30, 2010 were $0.5 million compared to a net loss of $14.7 million for the first quarter ended June 30, 2009. This improvement was primarily attributable to the higher pre-tax earnings and income tax benefits discussed above.

Liquidity and Capital Resources

        Our most important recent capital markets activities include the following:

Initial Public Offering

        On May 11, 2010, we priced our initial public offering (the "IPO") of 17,500,000 common units at an offering price of $20.50 per unit. Upon closing of the IPO on May 17, 2010, we received net proceeds of $333.5 million, after deducting underwriters' discount, structuring fees and offering expenses. We used the net proceeds of the offering to repay $271.4 million outstanding under our $400.0 million revolving credit facility (the "$400.0 million Credit Agreement"), with the remaining $60.0 million retained for general company purposes, including funding a portion of the cost of our expansion projects. The amounts outstanding under the $400.0 million Credit Agreement had been borrowed to fund a distribution prior to the IPO.

Issuance of $800.0 million Senior Notes due 2018

        On March 5, 2010, Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and Niska Gas Storage Canada ULC, closed a non-public offering of 800,000 units, each unit consisting of $218.75 principal amount of 8.875% senior notes due 2018 of Niska US and $781.25 principal amount of

8.875% senior notes of Niska Canada (the "Senior Notes"). The Senior Notes were sold for par value of $800.0 million in an offering exempt from registration under the Securities Act to qualified institutional investors in reliance on Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. Net proceeds of $782.0 million, after deducting debt offering costs of $18.0 million, were used to repay a total of $668.0 million which had been outstanding under our previous term loans and revolving credit facilities, to pay a distribution of $107.2 million and to pay fees and expenses associated with the $400.0 million Credit Agreement of $6.4 million.

$400.0 Million Credit Agreement

        Concurrently with the issuance of our Senior Notes, Niska Partners, through its subsidiaries, Niska US and the AECO Partnership entered into new senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the "$400.0 million Credit Agreement"). The $400.0 million Credit Agreement provides for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of the U.S. revolving credit facility and the Canadian revolving credit facility. Subject to certain conditions, each of the revolving credit facilities may be expanded up to a maximum of $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at our option, in either U.S. or Canadian dollars. Royal Bank of Canada is acting as administrative agent and collateral agent for the revolving credit facilities. Each revolving credit facility has a four-year maturity.

        Borrowings under our $400.0 million Credit Agreement are limited to a borrowing base calculated as the sum of specified percentages of eligible cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers' acceptance rate plus an applicable margin or, at our option, a prime rate plus an applicable margin. The credit agreement provides that we may borrow only up to the lesser of the level of our then current borrowing base and our committed maximum borrowing capacity, which is currently $400.0 million. Our borrowing base was $496.0 million as of June 30, 2010.

        For further information about our Senior Notes and our $400.0 million Credit Agreement, including covenants and restrictions, see Note 4 to the accompanying unaudited consolidated financial statements included in this report.

        Our primary short-term liquidity needs will be to pay our quarterly distributions, to pay interest and principal payments under our $400.0 million Credit Agreement and our Senior Notes, to fund our operating expenses and maintenance capital and to pay for the acquisition of optimization inventory along with associated margin requirements. We expect to fund these requirements through a combination of cash on hand, cash from operations and borrowings under our $400.0 million Credit Agreement. Our medium-term and long-term liquidity needs primarily relate to potential organic expansion opportunities and asset acquisitions. We expect to finance the cost of any expansion projects and acquisitions from the proceeds of our IPO, borrowings under our existing and possible future credit facilities or a mix of borrowings and additional equity offerings as well as cash on hand and cash from operations. We anticipate that our primary sources of funds for our long-term liquidity needs will be from cash from operations and/or debt or equity financings.

        In the absence of material acquisitions in the fiscal year ending March 31, 2011, we believe that our existing sources of liquidity will be sufficient to fund our short-term liquidity needs as well as our organic expansion opportunities through March 31, 2011. Funding of material acquisitions and longer-term liquidity needs will depend on the availability and cost of capital in the debt and equity markets. Accordingly, the availability of any such potential funding on economic terms is uncertain.

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

Cash Flows from Operations

        The following table summarizes our sources and uses of cash for the three month periods ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30, in thousands of U.S. dollars
	2010	2009
	(unaudited)
		(Niska Predecessor)
Operating Activities:
Net earnings (loss)	$534	$(14,663)
Adjustments to reconcile net earnings to net cash used in operating activities:
Unrealized foreign exchange loss	34	8,551
Deferred income tax (benefit) expense	(6,594)	3,899
Unrealized risk management losses	12,271	7,475
Depreciation and amortization	10,096	10,261
Deferred charges amortization	963	733
Changes in non-cash working capital	(95,585)	(62,269)
Other	—	16

Net cash used in operations	(78,281)	(45,996)

Net cash used in investing activities	(9,963)	(5,377)
Net cash provided by financing activities	17,865	77,549

Effect of translation of foreign currency on cash and cash equivalents	(153)	(404)

Net (decrease) increase in cash and cash equivalents	$(70,532)	$25,772

        The decrease in cash is primarily due to cash paid for inventory purchases and margin calls, offset by cash from operations and $64.0 million in cash retained from the proceeds of Niska's IPO completed May 17, 2010.

        For a discussion of changes in cash flow resulting from adjustments to reconcile net earnings to net cash provided by operations, please refer to the discussion "Results of Operations," above.

        Changes in non-cash working capital consisted of the following:

	Three Months Ended June 30,
	2010	2009
		(Niska Predecessor)
Margin deposits	$(75,137)	$(25,775)
Trade receivables	5,827	(4,500)
Accrued receivables	35,590	28,793
Natural gas inventory	(79,149)	(72,792)
Prepaid expenses	(1,412)	12,795
Trade payables	294	4,226
Accrued liabilities	13,569	3,585
Deferred revenue	4,458	(8,612)
Funds held on deposit	375	11

Total	$(95,585)	$(62,269)

        For the period ending June 30, 2010, consistent with prior years, we accumulated inventory and hedged it forward to future periods. Due to the significant amount of cash that we received as a result of our IPO, we allocated more of our capacity utilization to optimization activities than STF activities because of the increased margins that we receive from our optimization activities. As a result, more cash was used to purchase inventory and margin deposits required to support the economic hedges of that inventory were greater than if optimization activities represented a smaller proportion of our capacity utilization.

Capital Expenditures

        Substantially all of our investing activities consisted of capital expenditures in each of the three months ended June 30, 2010 and 2009. Capital expenditures in each three-month period consisted of the following:

	Three Months Ended June 30, in thousands of U.S. dollars
	2010	2009
	(unaudited)
		(Niska Predecessor)
Capital expenditures
Maintenance capital	$102	$31
Expansion capital	9,861	5,346

Total	$9,963	$5,377

        Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. During the quarter ended June 30, 2010, $9.9 million was spent on projects at our AECO and Wild Goose facilities.

        Under our current plan, we expect to continue to spend between approximately $1.0 million and $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. We expect to spend approximately $73.9 during the twelve months ending March 31, 2011 in order to grow our total working gas capacity by approximately 15.0 Bcf to 200.5 Bcf. We expect to fund both our maintenance capital expenditures and our expansion capital expenditures from existing cash on hand and borrowings under our $400.0 million revolving credit agreement.

Investing Activities

        As noted above, during the three months ended June 30, 2010, we borrowed and repaid $271.4 million under our $400.0 million Credit Agreement to fund a distribution prior to our IPO. We conducted no other financing activities during the period; instead we used cash on hand to fund our operations and investing activities.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks.

        There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 regarding this matter.

        At June 30, 2010, 48.4 Bcf of natural gas inventory was economically hedged, representing 99.9% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $48.4 million, the fair value or mark-to-market value of our hedges would decrease by $48.4 million, and the impact due to the non-economically hedged position would be immaterial. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $48.4 million while the fair value of our hedges would increase by $48.4 million and the impact due to the non-economically hedged position would be immaterial. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at June 30, 2010 are 3.4 Bcf and 0.0 Bcf, respectively.

Item 4.    Controls and Procedures

  (a) Disclosure Controls and Procedures.

        Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of June 30, 2010. For purposes of this section, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

  (b) Changes in internal control over financial reporting.

        During the three months ended June 30, 2010, we adopted certain changes in corporate governance in order to strengthen our corporate governance and comply with requirements of the New York Stock Exchange. These changes included the appointment of two independent members of the Board of Directors, the restatement of our Audit Committee Charter which, among other things, resulted in the appointment of these independent directors to the Audit Committee, the establishment of a Compensation Committee, the establishment of a Code of Business Conduct and Ethics, Corporate Governance Guidelines and an Insider Trading Policy. We also established a Disclosure Committee consisting of the Chief Executive Officer, Chief Financial Officer and certain members of management, in order to enhance our Disclosure Controls and Internal Control over Financial Reporting.

        Other than these changes, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        For information on legal proceedings, see Part 1, Item 1, Financial Statements, Note 2, "Commitments and Contingencies" in the Notes to Unaudited Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.

Item 1A.    Risk Factors

        There have been no material changes from the risk factors described previously in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed on June 24, 2010.

Item 6.    Exhibits

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

*
Filed herewith.

†
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NISKA GAS STORAGE PARTNERS LLC
Date: August 9, 2010	By:	/s/ DARIN T. OLSON
Darin T. Olson
Chief Financial Officer