Form 10-Q
period 2010-09-30
Niska Gas Storage Partners LLC
filed 2010-11-12
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Registrant’s telephone number, including area code:

(281) 404-1890

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or  15(d) of the Securities Exchange Act of  1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of November 11, 2010, there were 33,804,745 Common Units and 33,804,745 Subordinated Units outstanding.

Cautionary Statement Regarding Forward-Looking Information

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include changes in general economic conditions, competitive conditions in our industry, actions taken by third-party operators, processors and transporters, changes in the availability and cost of capital, operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control, the effects of existing and future laws and governmental regulations, the effects of future litigation, and certain factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

i

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Niska Predecessor)		(Niska Predecessor)
Revenues:
Long-term contract	$28,394	$26,655	$58,018	$53,516
Short-term contract	9,547	12,337	17,776	24,910
Optimization, net	39,895	(31,153)	43,686	(39,956)
	77,836	7,839	119,480	38,470
Expenses (income):
Operating	10,115	8,298	21,271	18,189
General and administrative	7,754	5,069	15,272	10,324
Depreciation and amortization	13,244	10,528	23,340	20,790
Interest	19,412	9,088	38,167	13,436
Foreign exchange (gains) losses	(96)	(19,127)	29	(11,800)
Other income	(12)	(68)	(24)	(79)
EARNINGS (LOSS) BEFORE INCOME TAXES	27,419	(5,949)	21,425	(12,390)
Income tax (benefit) expense	(4,018)	24,347	(10,547)	32,569

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	31,437	$(30,296)	31,972	$(44,959)

Less:
Net earnings prior to initial public offering on May 17, 2010	N/A	N/A	36,234	N/A
Net earnings (loss) subsequent to initial public offering on May 17, 2010	$31,437	N/A	$(4,262)	N/A

Net earnings (loss) subsequent to initial public offering allocated to:
Managing Member	$1,105	N/A	$392	N/A
Common unitholders	$15,166	N/A	$(2,327)	N/A
Subordinated unitholder	$15,166	N/A	$(2,327)	N/A

Earnings (loss) per unit allocated to common unitholders - basic and diluted (Note 7)	$0.45	N/A	$(0.07)	N/A

Earnings (loss) per unit allocated to subordinated unitholders - basic and diluted (Note 7)	$0.45	N/A	$(0.07)	N/A

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	September 30,	March 31,
	2010	2010
		(Niska Predecessor)
ASSETS
Current assets
Cash and cash equivalents	$39,097	$131,559
Margin deposits	28,278	—
Trade receivables	2,340	3,467
Accrued receivables	72,472	62,948
Natural gas inventory	261,491	129,390
Prepaid expenses	5,142	1,708
Short-term risk management assets	110,507	100,864
	519,327	429,936
Long-term assets
Property, plant and equipment, net	958,413	983,016
Goodwill	483,908	486,258
Long-term natural gas inventory	15,264	15,264
Intangible assets, net	123,379	131,286
Deferred charges, net	24,267	24,253
Long-term risk management assets	25,097	34,812
	1,630,328	1,674,889
TOTAL	$2,149,655	$2,104,825

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Margin deposits	$—	$11,784
Trade payables	750	2,147
Accrued liabilities	87,140	61,403
Deferred revenue	12,442	1,427
Accrued cushion gas purchases	28,791	—
Current portion of deferred taxes	44,698	57,059
Short-term risk management liabilities	34,355	46,331
	208,176	180,151
Long-term liabilities
Long-term risk management liabilities	38,148	34,694
Asset retirement obligations	1,171	1,378
Funds held on deposit	114	115
Deferred income taxes	158,701	158,701
Long-term debt	800,000	800,000
	1,206,310	1,175,039
Members’ equity
Partners’ capital	—	849,991
Retained earnings	—	79,795
Common units	523,197	—
Subordinated units	403,205	—
Managing Member’s interest	16,943	—
	943,345	929,786
Commitments and contingencies (Note 2)
TOTAL	$2,149,655	$2,104,825

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	September 30,
	2010	2009
		(Niska Predecessor)
Operating Activities
Net earnings (losses)	$31,972	$(44,959)
Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
Unrealized foreign exchange loss (gain)	397	(5,792)
Deferred income tax (benefit) expense	(10,834)	32,029
Unrealized risk management (gain) loss	(8,450)	46,914
Depreciation and amortization	23,340	20,790
Deferred charges amortization	2,072	3,519
Changes in non-cash working capital	(120,924)	(125,436)
Net cash used in operating activities	(82,427)	(72,935)

Investing Activities
Capital expenditures	(15,159)	(31,465)

Financing Activities
Net proceeds from issuance of common units	333,459	—
Proceeds from revolver drawings	281,431	122,746
Revolver payments	(281,431)	(20,000)
Debt payments	—	(2,953)
Payment of debt issuance costs	(2,086)	—
Distributions to partners	(326,316)	(10,795)
Net cash provided by financing activities	5,057	88,998

Effect of translation on foreign currency cash and cash equivalents	67	97
Net decrease in cash and cash equivalents	(92,462)	(15,305)
Cash and cash equivalents, beginning of period	131,559	25,760
Cash and cash equivalents, end of period	$39,097	$10,455

Supplemental cash flow disclosures (Note 13)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statement of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

	Niska Gas Storage Partners LLC			Niska Predecessor
			Managing
	Common	Subordinated	Member’s	Partners’	Retained
	Units	Units	Interest	Capital	Earnings	Total

Balance, April 1, 2010	$—	$—	$—	$849,991	$79,795	$929,786

Net earnings, April 1, 2010 - May 16, 2010	—	—	—	—	36,234	36,234

Cash distributions to Partners	—	—	—	(153,614)	(159,726)	(313,340)

Non-cash distribution of Starks Gas Storage LLC and Coastal Bend Gas Storage, LLC	—	—	—	(15,604)	(10,122)	(25,726)

Exchange of Partners’ capital for common and subordinated units, Incentive Distribution Rights, and Managing Member’s interest	198,340	411,807	16,807	(680,773)	53,819	—

Net proceeds from initial public offering	333,459	—	—			333,459
						—
Net earnings (loss), May 17, 2010	(2,327)	(2,327)	392	—	—	(4,262)
- September 30, 2010						—

Distributions to Unitholders	(6,275)	(6,275)	(256)	—	—	(12,806)

Balance, September 30, 2010	$523,197	$403,205	$16,943	$—	$—	$943,345

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

1. Organization and Basis of Presentation

Organization

Niska Gas Storage Partners LLC (“Niska Partners” or the “Company”) is a publicly-traded Delaware limited liability company (NYSE:NKA) that was formed on January 27, 2010 to acquire certain assets of Niska GS Holdings I, LP and Niska GS Holdings II, LP (collectively, “Niska Predecessor”). On May 11, 2010, Niska Partners priced its initial public offering (the “IPO”) of 17,500,000 common units at an offering price of $20.50 per unit. Upon closing of the IPO on May 17, 2010, Niska Partners received net proceeds of $333.5 million, after deducting the underwriters’ discount, structuring fees and offering expenses. Upon closing the IPO, Niska Predecessor’s parent Niska Sponsor Holdings Cooperatief U.A. (“Sponsor Holdings” or “Holdco”), exchanged 100% of its equity interest in Niska Predecessor for a 2% Managing Member’s interest, 33,804,745 subordinated units, 13,679,745 common units of Niska Partners, and all of the Incentive Distribution Rights (“IDRs”). Prior to the closing, Niska Partners had no activity.

As partial consideration for the contribution of 100% of Niska Predecessor’s equity interest to Niska Partners, Sponsor Holdings held the right to receive any common units not purchased pursuant to the expiration of a 30-day option granted to the underwriters of the IPO to purchase up to an additional 2,625,000 common units. Upon the close of business on June 10, 2010, the 30-day option granted to the underwriters expired unexercised. Pursuant to the Contribution Agreement, 2,625,000 common units were issued to Sponsor Holdings on June 11, 2010.

At September 30, 2010, Niska Partners had 33,804,745 common units outstanding and 33,804,745 subordinated units outstanding. Of these amounts, 16,304,745 common units and all of the subordinated units are owned by Sponsor Holdings, along with a 2% Managing Member’s interest in the Company and all of the IDRs. Including all of the common and subordinated units owned by Sponsor Holdings, along with the 2% Managing Member’s interest, Sponsor Holdings has a 74.6% ownership interest in the Company, excluding the IDRs. The remaining 17,500,000 common units, representing a 25.4% ownership interest excluding the IDRs, are owned by the public.

As a result of these transactions, Niska Partners became the owner of substantially all of the assets of Niska Predecessor, except for the assets of Starks Gas Storage LLC (“Starks”) and Coastal Bend Gas Storage, LLC (“Coastal Bend”), two projects under development that were distributed to an affiliate of Niska Partners. These projects represented assets and partners’ equity of approximately $25.7 million at March 31, 2010. The transfers of the equity interests in Starks and Coastal Bend were treated as equity distributions in the accompanying financial statements.

Niska Partners operates the Countess and Suffield gas storage facilities (collectively, the AECO Hub™) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in northern California and Oklahoma, respectively. Each of these facilities market gas storage services in addition to optimizing storage capacity with their own proprietary gas purchases.

Basis of Presentation

The accounting policies applied in these unaudited interim financial statements are consistent with the policies applied in the consolidated financial statements of Niska Predecessor and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

The exchange of equity interests pursuant to the Contribution Agreement has been accounted for as a transfer between entities under common control as described in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 805-50-15. Accordingly, the financial information for Niska Partners included in this report includes the financial information for Niska Predecessor for all periods presented prior to the closing of the IPO.

In the opinion of Management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except that the balance sheet at March 31, 2010 is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of September 30, 2010, along with the results of Niska Partners’ and Niska Predecessor’s operations for the three and six months ended September 30, 2010 and 2009, respectively, and their cash flows for the six months ended September 30, 2010. The results of operations for the three and six months ended September 30, 2010 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2011.  The optimization of proprietary gas purchases is seasonal with the majority of the revenues and cost associated with the physical sale of proprietary gas occurring during the third and fourth fiscal quarters, when demand for natural gas is strongest.

As the closing of the Company’s IPO occurred on May 17, 2010, the earnings for the six months ended September 30, 2010 have been pro-rated to reflect earnings on a pre- and post-IPO basis. As part of the process of allocating revenues and expenses to both periods, the Company assessed the fair value of its risk management assets and liabilities as of the closing date, resulting in an unrealized gain for the pre-IPO period and an unrealized loss for the post-IPO period. The net unrealized loss for the period from May 17, 2010 to September 30, 2010 is reflected in the per-unit information presented in the consolidated statement of earnings and comprehensive income.  Net earnings for the three months ended September 30, 2010 were not pro-rated as all such earnings occurred in the post- IPO period.

Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), the unaudited consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the consolidated financial statements of Niska Predecessor and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Recent Accounting Pronouncements

The following new accounting pronouncement was adopted effective April 1, 2010:

Fair Value Measurement (ASC 810-10)

This new standard requires disclosures of fair value information of financial instruments at each interim reporting period. The disclosures include the relevant carrying value as well as the methods and significant assumptions used to estimate the fair value. The guidance was effective for interim and annual periods beginning after December 15, 2009. Therefore, for periods beginning April 1, 2010, Niska Partners is required to disclose additional fair value measurement information such as transfers into and out of the three levels of the fair value hierarchy (described as Level 1, Level 2 and Level 3), as well as additional details about movements within Level 3. The new standard clarifies the level of disaggregation required and the inputs and valuation techniques used to measure fair value. The adoption of this standard did not impact how the Company accounts for balances recorded at fair value.

2. Commitments and Contingencies

Contingencies

Niska Partners and its subsidiaries are subject to various legal proceedings and actions arising in the normal course of business. While the outcome of such legal proceedings and actions cannot be predicted with certainty, it is the view of management that the resolution of such proceedings and actions will not have a material impact on Niska Partners’ unaudited consolidated financial position or results of operations.

3. Accrued Cushion Gas Purchases

During the three months ended September 30, 2010, the Company entered into a series of transactions to sell cushion gas.  The Company concurrently entered into firm commitments to re-acquire this cushion gas in the fourth quarter of the fiscal year ending March 31, 2011.  These transactions are being accounted for in a manner similar to a product financing arrangement with the repurchase price being accrued as a liability.  The difference between the proceeds received and the repurchase price, along with the proceeds of the short-term firm transactions designed to replace the cushion gas during the intervening period,  is being recorded as interest expense over the period of the arrangement.

4. Debt

Niska Partners’ debt obligations consist of the following:

	September	March 31,
	2010	2010
		(Niska Predecessor)

Non-public Senior Notes due 2018	$800,000	$800,000
Revolving credit facility	—	—
Total	800,000	800,000
Less portion classified as current	—	—
	$800,000	$800,000

Interest on the Non-public Senior Notes (the “Senior Notes”) is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum, commencing September 15, 2010. The Senior Notes will mature on March 15, 2018. As at September 30, 2010, the estimated fair value of the Senior Notes was $862.0 million.

The indenture governing the Senior Notes limits Niska Partners’ ability to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. The limitation changes depending on a fixed charge coverage ratio, which is defined as the ratio of consolidated cash flow to fixed charges, each as defined in the indenture governing the Senior Notes, and measured for the preceding four fiscal quarters. Under this limitation the indenture would have permitted the Company to distribute approximately $115.0 million.

If the fixed charge coverage ratio is not less than 1.75 to 1.0, Niska Partners is permitted to make restricted payments if the aggregate restricted payments since the date of closing of its IPO, excluding certain types of permitted payments, are less than the sum of a number of items including, most importantly:

•                  operating surplus (defined similarly to the definition in the Company’s operating agreement) calculated as of the end of its preceding fiscal quarter; and

•                  the aggregate net cash proceeds received as a capital contribution or from the issuance of equity interests.

At September 30, 2010, the fixed charge coverage ratio was 2.94 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 7.

In March 2010, Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership entered into new senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the “Credit Facilities” or the “$400.0 million Credit Agreement”). These Credit Facilities provide for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of the U.S. revolving credit facility and the Canadian revolving credit facility. Each revolving credit facility matures on March 5, 2014.

Niska Partners had no drawings outstanding under the $400.0 million Credit Agreement at September 30, 2010 and March 31, 2010. Amounts committed in support of letters of credit totaled $3.8 million at September 30, 2010 (March 31, 2010—$3.5 million). Any borrowings under the $400.0 million Credit Agreement are classified as current.

Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of September 30, 2010, the borrowing base totaled $ 494.8 million.

The $400.0 million Credit Agreement contains limitations on Niska Partners’ ability to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are substantially similar to those contained in the indenture governing the Senior Notes. Under these limitations, the $400.0 million credit agreement would have permitted the Company to distribute approximately $40.0 million.

As of September 30, 2010, Niska Partners was in compliance with all covenant requirements under the Senior Notes and the $400.0 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400.0 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of September 30, 2010.

5. Risk Management Activities and Financial Instruments

Risk Management Overview

Niska Partners has exposure to commodity price, foreign currency, counterparty credit, interest rate, and liquidity risk. Risk management activities are tailored to the risks they are designed to mitigate.

Commodity Price Risk

As a result of its natural gas inventory, Niska Partners is exposed to risks associated with changes in price when buying and selling natural gas across future time periods. To manage these risks and reduce variability of cash flows, the Company utilizes a combination of financial and physical derivative contracts, including forwards, futures, swaps and option contracts. The use of these contracts is subject to the Company’s risk management policies. These contracts have not been treated as hedges for financial reporting purposes and therefore changes in fair value are recorded directly in earnings.

Forwards and futures are contractual agreements to purchase or sell a specific financial instrument or natural gas at a specified price and date in the future. Niska Partners enters into forwards and futures to mitigate the impact of changes in natural gas prices. In addition to cash settlement, exchange traded futures may also be settled by the physical delivery of natural gas.

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

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting forward contracts. To comply with its risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 Bcf. At September 30, 2010, 69.3 Bcf of natural gas inventory was offset, representing 99.9% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating our facilities are excluded from the coverage requirement. Total volumes of long-term inventory and fuel gas at September 30, 2010 are 3.6 Bcf and 0.0 Bcf, respectively.

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer-owned natural gas stored in its facilities in the event of non-payment. It is Management’s opinion that no allowance for doubtful accounts is required at September 30, 2010 or March 31, 2010 on accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 51% of gross optimization revenue is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default. Gross optimization revenue means realized optimization revenue prior to deducting cost of gas sold.

Exchange traded futures and options comprise approximately 67% of Niska Partners’ commodity risk management assets at September 30, 2010. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At September 30, 2010, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400.0 million revolving credit facility. As no balance was drawn on the credit facilities at September 30, 2010, Niska Partners had no exposure to interest rate fluctuations; however future drawings will result in exposure to changes in interest rates. Niska Partners had no interest rate swap or swaption agreements at September 30, 2010 or March 31, 2010.

Liquidity Risk

Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the US dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at September 30, 2010 was $100.4 million (March 31, 2010—$148.5 million). These contracts expire on various dates between October 1, 2010 and August 1, 2014. Niska Partners has not elected hedge accounting treatment for financial reporting purposes and, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at September 30, 2010 and March 31, 2010:

	Energy	Currency
	Contracts	Contracts	Total
September 30, 2010
Short-term risk management assets	$110,421	$86	$110,507
Long-term risk management assets	24,890	207	25,097
Short-term risk management liabilities	(33,759)	(596)	(34,355)
Long-term risk management liabilities	(37,980)	(168)	(38,148)
	$63,572	$(471)	$63,101

	Energy	Currency
	Contracts	Contracts	Total
March 31, 2010 (Niska Predecessor)
Short-term risk management assets	$100,864	$—	$100,864
Long-term risk management assets	34,812	—	34,812
Short-term risk management liabilities	(42,773)	(3,558)	(46,331)
Long-term risk management liabilities	(34,158)	(536)	(34,694)
	$58,745	$(4,094)	$54,651

The Company expects to recognize risk management assets and liabilities outstanding at September 30, 2010 into net earnings (loss) and comprehensive income (loss) in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total

Fiscal year ending March 31, 2011	$57,113	$(380)	$56,733
Fiscal year ending March 31, 2012	7,674	(139)	$7,535
Fiscal year ending March 31, 2013	(2,158)	(95)	$(2,253)
Thereafter	943	143	$1,086
	$63,572	$(471)	$63,101

Realized gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009	Classification
		(Niska Predecessor)		(Niska Predecessor)
Energy contracts	$25,223	$8,002	$39,684	$4,740	Optimization revenue, net
Currency contracts	(1,847)	(480)	(2,645)	(677)	Optimization revenue, net
Interest contracts	—	660	—	(1,095)	Interest expense
	$23,376	$8,182	$37,039	$2,968

6. Fair Value Measurements

The carrying amount of cash and cash equivalents, margin deposits, trade receivables, accrued receivables, trade payables, accrued liabilities, and accrued cushion gas purchases reported on the unaudited consolidated balance sheet approximate fair value. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available. See Note 4 for disclosures regarding the fair value of debt.

Fair values have been determined as follows for Niska Partners:

	Level 1	Level 2	Level 3	Total
September 30, 2010
Assets
Commodity derivatives	$—	$135,311	$—	$135,311
Currency derivatives	—	293	—	293
Total assets	—	135,604	—	135,604
Liabilities
Commodity derivatives	—	71,739	—	71,739
Currency derivatives	—	764	—	764
Total liabilities	—	72,503	—	72,503

Net	$—	$63,101	$—	$63,101

	Level 1	Level 2	Level 3	Total
March 31, 2010 (Niska Predecessor)
Assets
Commodity derivatives	$—	$135,676	$—	$135,676
Currency derivatives	—	—	—	—
Total assets	—	135,676	—	135,676
Liabilities
Commodity derivatives	—	76,931	—	76,931
Currency derivatives	—	4,094	—	4,094
Total liabilities	—	81,025	—	81,025

Net	$—	$54,651	$—	$54,651

7. Members’ Equity

In connection with the closing of Niska Partners’ IPO on May 17, 2010 and the Contribution Agreement, Sponsor Holdings exchanged its interests in Niska Predecessor for common and subordinated units of, as well as a Managing Member’s interest in, Niska Partners. Because this exchange was treated for accounting purposes as an exchange of interests under common control, the exchange was treated similar to a pooling of interests and, accordingly, all amounts exchanged were recorded at historical cost. Therefore, the Partners’ capital and retained earnings balances that existed at May 17, 2010 were transferred to the Managing Member’s interest, common units and subordinated units of Niska Partners. Immediately subsequent to this exchange, the IPO of 17,500,000 common units was completed.

Pursuant to the Contribution Agreement, and as partial consideration for the contribution of 100% of its equity interests to Niska Predecessor, Sponsor Holdings held the right to receive any common units not purchased pursuant to the 30-day option granted to the underwriters of the offering to purchase up to an additional 2,625,000 common units. Upon the close of business on June 10, 2010, the 30-day option granted to the underwriters expired unexercised. Pursuant to the Contribution Agreement, 2,625,000 common units were issued to Sponsor Holdings on June 11, 2010.

Summary of Changes in Managing Member, Common, and Subordinated Units:

The following is a reconciliation of units outstanding for the period indicated:

	Common	Subordinated
	Unitholders	Unitholders	Total

Units outstanding at April 1, 2010	—	—	—
Units issued May 17, 2010	31,179,745	33,804,745	64,984,490
Units issued June 10, 2010	2,625,000	—	2,625,000
Units outstanding at September 30, 2010	33,804,745	33,804,745	67,609,490

Subordinated Units

All of the subordinated units are held by Sponsor Holdings. The operating agreement provides that, during the subordination period, the common unitholders have the right to receive distributions of Available Cash (as defined in the operating agreement) each quarter in an amount equal to $0.35 per common unit (the “Minimum Quarterly Distribution”), plus any arrearages in the payment of the Minimum Quarterly Distribution on the common units from prior quarters, before any distributions of Available Cash may be made on the subordinated units. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash to be distributed on the common units. The subordination period will end on the second business day after among other things, Niska Partners has earned and paid at least the Minimum Quarterly Distribution on each outstanding limited partner unit and Managing Member’s unit for any consecutive twelve quarters, ending on or after March 31, 2013. The subordination period also will end upon the removal of the Managing Member other than for cause if the units held by the Managing Member and its affiliates are not voted in favor of such removal. When the subordination period ends, all remaining subordinated units will convert to common units, on a one-for-one basis, and the common units will no longer be entitled to arrearages.

Incentive Distribution Rights

Sponsor Holdings holds the incentive distribution rights. The following table illustrates the percentage allocations of cash distributions from operating surplus between the unitholders, the Managing Member and the holders of incentive distribution rights, or based on the specified target distribution levels. The amounts set forth under “Marginal Percentage Interest in Cash Distributions” are the percentage interests of the Managing Member, the incentive distribution right holders and the unitholders in any cash distributions from operating surplus Niska Partners distributes up to and including the corresponding amount in the “Total Quarterly Distribution per Unit Target Amount” column. The percentage interests shown for the unitholders and the Managing Member for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

	Total Quarterly
	Distribution per Unit	Marginal Percentage Interest in Cash Distributions
	Target Amount	Unitholders	Managing Member	IDR Holder
Minimum Quarterly Distribution	$0.35	98%	2%	—
First Target Distribution	above $0.35 up to $0.4025	98%	2%	—
Second Target Distribution	above $0.4025 up to $0.4375	85%	2%	13%
Third Target Distribution	above $0.4375 up to $0.5250	75%	2%	23%
Thereafter	above $0.5250	50%	2%	48%

To the extent these incentive distributions are made to Sponsor Holdings, there will be more Available Cash proportionately allocated to Sponsor Holdings than to holders of common and subordinated units.

Within 45 days after the end of each quarter Niska Partners will make cash distributions to the members of record on the applicable record date. Niska Partners distributed $12.8 million to the holders of common and subordinated units and the Managing Member during the three month period ended September 30, 2010.

Earnings per unit:

Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown below.

	Three Months Ended September 30, 2010	Period May 17, 2010 to September 30, 2010
Net Earnings (Loss) Allocation and Earnings per Share Calculation
Numerator:
Net earnings (loss) attributable to Niska Partners	$31,437	$(4,262)
Less:
Managing Member’s allocation of incentive distributions	(477)	(477)
Managing Member’s 2% interest	(629)	85
Net earnings (loss) attributable to common and subordinated unitholders	$30,331	$(4,654)

Denominator:
Basic:
Weighted average units outstanding	67,609,490	67,609,490

Diluted:
Weighted average units outstanding	67,609,490	67,609,490

Loss per unit:
Basic	$0.45	$(0.07)
Diluted	$0.45	$(0.07)

8. Optimization Revenue

Optimization revenue, net consists of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Niska Predecessor)		(Niska Predecessor)
Realized optimization revenue, net	$19,174	$7,494	$35,236	$8,492
Unrealized risk management gains (losses)	20,721	(38,647)	8,450	(48,448)
Total	$39,895	$(31,153)	$43,686	$(39,956)

9.  Depreciation and Amortization Expense

For the three months ended September 30, 2010, depreciation and amortization expense included a total charge of $2.8 million related to the estimated amount of cushion gas that migrated during the period (three months ended September 30, 2009 - $ nil).

10. Interest Expense

Interest expense consists of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Niska Predecessor)		(Niska Predecessor)
Interest expense	$18,640	$5,511	$37,066	$11,451
Unrealized losses (gains) on interest rate swaps	—	791	—	(1,534)
Deferred charges amortization	1,109	2,786	2,072	3,519
Capitalized interest	(337)	—	(971)	—
Total	$19,412	$9,088	$38,167	$13,436

11. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Niska Predecessor)		(Niska Predecessor)
Income tax (benefit) expense	$(4,018)	$24,347	$(10,547)	$32,569

Effective income tax rate	-15%	-409%	-49%	-263%

Income tax (benefit) expense was a benefit of $4.0 million for the three months ended September 30, 2010 compared to an expense of $24.3 million for the same period of the prior year. The income tax benefit in the current period was due partially to the recognition of the settlement of certain Canadian tax matters associated with Niska Partners’ assets for periods prior to their acquisition by the Company. Additionally, the benefit was a result of earning a higher proportion of income in non-taxable entities as well as certain adjustments to the cost basis of assets for tax reporting purposes resulting from tax planning strategies.

Income tax (benefit) expense was a benefit of $10.5 million for the six months ended September 30, 2010 compared to an expense of $32.6 million for the six months ended September 30, 2009. The income tax recovery for the six month period was attributable to the same reasons as noted for the three months ended September 30, 2010, along with the recognition of previously unrecognized tax losses in certain Canadian entities.

The effective tax rate for the three months ended and six months ended September 30, 2009 differed from the U.S. statutory federal rate of 35% primarily due to non-deductible foreign exchange adjustments as well as the impact of the items noted above.

12. Related Parties

In each of the six months ended September 30, 2010 and 2009, Niska Partners paid $0.2 and $1.0 million, respectively, to a company with which certain directors of Niska Partners were and continue to be affiliated. These amounts were paid for management services rendered prior to Niska Partners’ IPO. Subsequent to the IPO, Niska Partners is no longer responsible for such management fees.  No amounts were recorded or paid in the three months ended September 30, 2010 or 2009.  The amounts paid were included in general and administrative expenses.

Included in accrued receivables was $0.4 million that is owed from affiliated entities owned by Sponsor Holdings or its parent company.

13. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the six months ended September 30, 2010 consist of the following:

	Six Months Ended
	September 30,
	2010	2009
		(Niska Predecessor)

Margin deposits	$(40,062)	$(47,492)
Trade receivables	5,334	(5,091)
Accrued receivables	(8,807)	26,017
Natural gas inventory	(132,086)	(108,747)
Prepaid expenses	(3,430)	10,498
Trade payables	(5,577)	15,956
Accrued liabilities	52,721	(5,354)
Deferred revenue	10,985	(9,738)
Funds held on deposit	(2)	(1,485)
Total	$(120,924)	$(125,436)

14. Supplemental Cash Flow Disclosures

	Six Months Ended
	September 30,
	2010	2009
		(Niska Predecessor)

Interest paid	$38,605	$11,997
Taxes paid	$342	$—
Interest capitalized	$971	$—

Non-cash investing activities:
Noncash working capital related to property, plant and equipment expenditures	$—	$4,685

15. Segment Disclosures

Niska Partners’ process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

Since inception, Niska Partners has operated along functional lines in their commercial, engineering, and operations teams for operations in Alberta, Northern California, and the U.S. Midcontinent. All operating areas and facilities offer the same services: long-term firm contracts, short-term firm contracts, and optimization. All services are delivered using reservoir storage. Niska Partners measures profitability consistently at each operating area based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses. Niska Partners has aggregated its operating segments into one reportable segment for all periods presented.

Information pertaining to Niska Partners’ short-term and long-term contract services and net optimization revenues was presented in the consolidated statements of earnings and comprehensive income. All facilities have the same types of customers: major creditworthy companies in the energy industry, industrial, commercial, and local distribution companies, and municipal energy consumers.

The following tables summarize the net revenues and assets by geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Niska Predecessor)		(Niska Predecessor)
External revenues, net realized
U.S.	$22,335	$21,547	$38,258	$53,482
Canada	34,779	24,939	72,772	33,435
Inter-entity
U.S.	—	42	—	42
Canada	—	(42)	—	(42)
	$57,114	$46,486	$111,030	$86,917

	September 30,	March 31,
	2010	2010
		(Niska Predecessor)
Long-lived assets (at period end)
U.S.	$350,730	$369,229
Canada	622,947	629,051
	$973,677	$998,280

16. Subsequent Events

On October 29, 2010, the Board of Directors of Niska Partners approved a distribution of $0.35 per common unit, payable on November 12, 2010 to unitholders of record on November 11, 2010. The total distribution is expected to be approximately $24.1 million. The distribution is equal to the Minimum Quarterly Distribution of $0.350 set forth in Niska Partners’ prospectus prepared in connection with the IPO.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this report. The following information and such unaudited consolidated financial statements should also be read in conjunction with the consolidated financial statements and related notes, management’s discussion and analysis of financial condition and results of operations and other information included our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and remained unchanged as of September 30, 2010.

Overview of Our Business

We operate the Countess and Suffield gas storage facilities (collectively, the AECO HubTM) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in northern California and Oklahoma, respectively. Each of these facilities markets gas storage services of working gas capacity in addition to optimizing storage capacity with its own proprietary gas purchases. We earn revenues by leasing storage on a long-term firm (“LTF”) contract basis for which we receive monthly reservation fees for fixed amounts of storage, leasing storage on a short-term firm (“STF”) contract basis, where customers inject and withdraw specified amounts of gas on specific dates, and optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins higher than those from third party contracts.

During the three months ended September 30, 2010, the Company added 13.0 Bcf of working Gas Capacity at AECO Hub TM and now has a total of 198.5 billion cubic feet (“Bcf”) of working gas capacity among our facilities, including 8.5 Bcf leased from a third-party pipeline company.

We have aggregated all of our activities in one reportable operating segment for financial reporting purposes. Our consolidated financial statements are prepared in accordance with GAAP.

Because the closing of our Initial Public Offering (the “IPO”) occurred on May 17, 2010, we have pro-rated net earnings (loss) for the six months ended September 30, 2010 on a pre- and post-IPO basis. All of our earnings for the three months ended September 30, 2010 occurred post-IPO.  As part of the process of allocating revenues and expenses to the pre- and post-IPO periods, we assessed the fair value of our risk management assets and liabilities to market, which resulted in a gain for the pre-IPO period and a loss for the post-IPO period.

Factors that Impact Our Business

In our second fiscal quarter ended September 30, 2010, the natural gas summer-winter storage spread narrowed significantly. If this narrowing of the natural gas summer-winter storage spread continues, our revenues from STF contracts and optimization activities may be reduced.  Depending on weather conditions in North America and other economic factors, which we are unable to predict or control, the summer-winter spread, and therefore our STF and optimization revenues, may vary in amounts that could be material.

Other than the above, there were no material changes in the disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 regarding this matter.

Results of Operations

A summary of financial data for the three and six months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	in thousands of U.S. dollars		in thousands of U.S. dollars
	2010	2009	2010	2009
	(unaudited)		(unaudited)
		(Niska Predecessor)		(Niska Predecessor)
Consolidated Statement of Earnings and Comprehensive Income Data:
Revenues
Long-term contract	$28,394	$26,655	$58,018	$53,516
Short-term contract	9,547	12,337	17,776	24,910
Optimization, net	39,895	(31,153)	43,686	(39,956)
	77,836	7,839	119,480	38,470
Expenses (income)
Operating	10,115	8,298	21,271	18,189
General and administrative	7,754	5,069	15,272	10,324
Depreciation and amortization	13,244	10,528	23,340	20,790
Interest	19,412	9,088	38,167	13,436
Foreign exchange losses	(96)	(19,127)	29	(11,800)
Other (income) expenses	(12)	(68)	(24)	(79)
Earnings (losses) before income taxes	27,419	(5,949)	21,425	(12,390)

Income tax (benefit) expense	(4,018)	24,347	(10,547)	32,569

Net earnings (deficit) and comprehensive income (loss)	$31,437	$(30,296)	$31,972	$(44,959)

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings
Net earnings (losses)	$31,437	$(30,296)	$31,972	$(44,959)
Add/(deduct):
Interest expense	19,412	9,088	38,167	13,436
Income tax (benefit) expense	(4,018)	24,347	(10,547)	32,569
Depreciation and amortization	13,244	10,528	23,340	20,790
Unrealized risk management (gains) losses	(20,721)	38,647	(8,450)	48,448
Foreign exchange (gains) losses	(96)	(19,127)	29	(11,800)
Other income	(12)	(68)	(24)	(79)

Adjusted EBITDA	39,246	33,119	74,487	58,405

Less:
Cash interest expense, net	18,303	5,511	36,095	11,451
Income taxes paid	222	(3,783)	287	540
Maintenance capital expenditures	622	127	724	158
Other income	(12)	(68)	(24)	(79)
Cash Available for Distribution	$20,111	$31,332	$37,405	$46,335

Non-GAAP Financial Measures

Adjusted EBITDA and Cash Available for Distribution

We use the non-GAAP financial measures Adjusted EBITDA and Cash Available for Distribution in this report. A reconciliation of Adjusted EBITDA and Cash Available for Distribution to net earnings, the most directly comparable financial measure as calculated and presented in accordance with GAAP, is shown above.

We define Adjusted EBITDA as net earnings before interest, income taxes, depreciation and amortization, unrealized risk management gains and losses, foreign exchange gains and losses, unrealized inventory impairment write downs, gains and losses on asset dispositions, asset impairments and other income. We believe the adjustments for other income are similar in nature to the traditional adjustments to net earnings used to calculate EBITDA and adjustment for these items results in an appropriate representation of this financial measure. Cash Available for Distribution is defined as Adjusted EBITDA reduced by interest expense (excluding amortization of deferred financing costs and the effects of unrealized gains or losses on interest rate swaps), income taxes paid and maintenance capital expenditures.    Adjusted EBITDA and Cash Available for Distribution are used as supplemental financial measures by our management and by external users of our financial statements, such as commercial banks and ratings agencies, to assess:

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

The non-GAAP financial measures of Adjusted EBITDA and Cash Available for Distribution should not be considered as alternatives to net earnings. Adjusted EBITDA and Cash Available for Distribution are not  presentations made in accordance with GAAP and have important limitations as analytical tools. Neither Adjusted EBITDA nor Cash Available for Distribution should be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA and Cash Available for Distribution exclude some, but not all, items that affect net earnings and are defined differently by different companies, our definition of Adjusted EBITDA and Cash Available for Distribution may not be comparable to similarly titled measures of other companies.

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

Similarly, Cash Available for Distribution has certain limitations because it accounts for some, but not all, of the above limitations.

Revenues

Revenues for the three months ended September 30, 2010 were $77.8 million compared to $7.8 million in the three months ended September 30, 2009. Revenues for the six months ended September 30, 2010 were $119.5 million compared to $38.5 million in the same period last year.  Changes in revenue were attributable to the following:

LTF Revenues.  LTF revenues for the three months ended September 30, 2010 increased by 6.5% to $28.4 million from $26.7 million for the three months ended September 30, 2009. LTF revenues for the six months ended September 30, 2010 were $58.0 million, an increase of 8.4% compared to $53.5 million in the six months ended September 30, 2009.  The increases in both the three and six month periods resulted principally from higher fees realized from contracts expiring at the end of the previous fiscal year that were re-contracted at higher rates.  Capacity utilized for LTF contracts increased by 1.4 Bcf compared to  the same periods in the prior year, which also contributed to increased LTF revenues.

STF Revenues.  STF revenues for the three months ended September 30, 2010 decreased by 22.6% to $9.5 million compared to $12.3 million for the three months ended September 30, 2009.  STF revenues for the six months ended September 30, 2010 were $17.8 million, a decrease of 28.6% compared to $24.9 million in the six months ended September 30, 2009.   A reduction in the capacity that we used in our STF strategy is the primary reason for the decline in both respective periods in fiscal 2011. Excess cash on hand at the beginning of the year caused us to increase the capacity that was used by our optimization strategy, because we typically generate greater unit margins by optimizing our capacity than we do by entering into STF transactions.

Optimization Revenues.  Net optimization revenues for the three months ended September 30, 2010 increased by $71.1 million to $39.9 million from a loss of $31.2 million for the three months ended September 30, 2009. Net optimization revenues for the six months ended September 30, 2010 were $43.7 million, an increase of $83.7 million compared to a loss of $40.0 million in the six months ended September 30, 2009.  Net optimization revenues consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Niska Predecessor)		(Niska Predecessor)
Realized optimization revenue, net	$19,174	$7,494	$35,236	$8,492
Unrealized risk management gains (losses)	20,721	(38,647)	8,450	(48,448)
Total	$39,895	$(31,153)	$43,686	$(39,956)

When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For accounting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and of inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because substantially all of our inventory is economically hedged, any inventory write-downs are offset by economic hedging gains and any unrealized economic hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

•                  Realized Optimization Revenues.  Realized optimization revenues for the three months ended September 30, 2010 increased to $19.2 million from $7.5 million for the three months ended September 30, 2009. Realized optimization revenues for the six months ended September 30, 2010 increased to $35.2 million from $8.5 million for the six months ended September 30, 2009. Increased capacity that we used in our optimization strategy combined with realized financial gains drove revenue higher during both periods.

•                  Unrealized Risk Management Gains/(Losses).  Unrealized risk management gains for the three months ended September 30, 2010 were $20.7 million compared to losses of $38.6 million in the three months ended September 30, 2009. Unrealized risk management gains for the six months ended September 30, 2010 were $8.5 million, compared to losses of $48.5 million in the six months ended September 30, 2009.  As all inventory is economically hedged, any unrealized risk management losses (or gains) are offset by future gains (or losses) associated with the sale of proprietary inventory.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	in thousands of U.S. dollars		in thousands of U.S. dollars
	2010	2009	2010	2009
	(unaudited)		(unaudited)
		(Niska Predecessor)		(Niska Predecessor)

General operating costs, including insurance, vehicle leases, safety and training costs	$5,155	$3,146	$9,396	$8,160
Salaries and benefits	1,559	1,602	3,230	3,038
Fuel and electricity	3,056	2,689	7,468	5,358
Maintenance	345	861	1,177	1,633
Total operating expenses	$10,115	$8,298	$21,271	$18,189

Operating expenses for the quarter ended September 30, 2010 increased by 21.9% to $10.1 million from $8.3 million for the quarter ended September 30, 2009. Operating expenses for the six months ended September 30, 2010 increased by 13.9% to $21.3 million from $18.2 million for the six months ended September 30, 2009. Higher commodity prices in the first quarter of the year contributed to increased fuel and electricity costs in that period, and, in conjunction with increased cycling at one of our facilities which results in more fuel consumption to power our compression equipment, resulted in higher operating expenses in the first half of the year, compared to the prior year.   Higher property tax costs due to a facility expansion also contributed to increased three and six month operating expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	in thousands of U.S. dollars		in thousands of U.S. dollars
	2010	2009	2010	2009
	(unaudited)		(unaudited)
		(Niska Predecessor)		(Niska Predecessor)
Compensation costs	$5,761	$3,338	$10,297	$7,144
General costs, including office and information technology costs	1,803	1,541	2,139	2,089
Legal, audit and regulatory costs	190	190	2,836	1,091
Total general and administrative expenses	$7,754	$5,069	$15,272	$10,324

General and administrative expenses increased to $7.8 million from $5.1 million for the quarter ended September 30, 2010. General and administrative expenses increased to $15.3 million from $10.3 million for the six months ended September 30, 2010. This increase was primarily attributable to increased compensation costs, including accruals related to incentive compensation, professional services obtained in connection with the completion of our IPO, an increase in the number of employees to meet our staffing requirements as a public company and the impact of a stronger Canadian dollar on our predominately Canadian dollar denominated compensation expenses. These increases were partially offset by the post-IPO elimination of a management fee expense paid to an affiliated party.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2010 was $13.2 million compared to $10.5 million in the three months ended September 30, 2009. Depreciation and amortization expense for the six months ended September 30, 2010 was $23.3 million compared to $20.8 million in the six months ended September 30, 2009. The increase was primarily attributable to a provision for cushion gas migration at one of the Company’s facilities amounting to $2.8 million which is recorded in depreciation and amortization expense. The provision against cushion gas is estimated based on tests of its effectiveness.

Interest Expense

Interest expense for the three months ended September 30, 2010 was $19.4 million compared to $9.1 million in the three months ended September 30, 2009. Interest expense for the six months ended September 30, 2010 was $38.2 million compared to $13.4 million in the six months ended September 30, 2009. Interest expense in the three and six months ended September 30, 2010 consisted of interest on our $800.0 million 8.875% Senior Notes as well as amortization of deferred financing costs of $1.1 and $2.1 million respectively. Except for short periods in May 2010 where $271.5 million was borrowed to fund a distribution prior to our initial public offering, and in September 2010 where $10.0 million was borrowed to fund operating expenditures, we used cash from operations and cash on hand to fund our operations and did not draw on our $400.0 million revolving credit facility. For the three and six months ended September 30, 2009, we had an average outstanding debt balance of $800.0 million.

Foreign Exchange Losses

Foreign exchange gains were $0.1 million in the three months ended September 30, 2010 compared to gains of $19.1 million in the same period of the prior year. Foreign exchange losses were $0.1 million in the six months ended September 30, 2010 compared to gains of $11.8 million in the same period of the prior year. The election by two of our Canadian subsidiaries to adopt the U.S. dollar as their functional currency for Canadian tax purposes during the year ended March 31, 2010 eliminated material foreign currency gains and losses that were attributable to deferred income taxes.

Earnings (Loss) before Income Taxes

Earnings before income taxes for the quarter ended September 30, 2010 increased to $27.4 million from losses of $5.9 million for the quarter ended September 30, 2009. Earnings before income taxes for the six months ended September 30, 2010 increased to $21.4 million from losses of $12.4 million for the six months ended September 30, 2009. This increase was primarily attributable to the increased revenue discussed above.

Income Taxes

Income tax (benefit) expense was a benefit of $4.0 million for the three months ended September 30, 2010 compared to an expense of $24.3 million for the same period of the prior year. The income tax benefit in the current period was due partially to the recognition of the settlement of certain Canadian tax matters associated with Niska Partners’ assets for periods prior to their acquisition by the Company. Additionally, the benefit was a result of earning a higher proportion of income in non-taxable entities as well as certain adjustments to the cost basis of assets for tax reporting purposes resulting from tax planning strategies.

Income tax (benefit) expense was a benefit of $10.5 million for the six months ended September 30, 2010 compared to an expense of $32.6 million for the six months ended September 30, 2009. The income tax recovery for the six month period was attributable to the same reasons as noted for the three months ended September 30, 2010, along with the recognition of previously unrecognized tax losses in certain Canadian entities.

The effective tax rate for the three months ended and six months ended September 30, 2009 differed from the U.S. statutory federal rate of 35% primarily due to non deductible foreign exchange adjustments as well as the impact of the items noted above.

Net Earnings

Net earnings for the quarter ended September 30, 2010 were $31.4 million compared to a net loss of $30.3 million for the quarter ended September 30, 2009. Net earnings for the six months ended September 30, 2010 were $32.0 million compared to a net loss of $45.0 million for the quarter ended September 30, 2009. This improvement was primarily attributable to the higher pre-tax earnings and income tax benefits discussed above.

Liquidity and Capital Resources

Our most important recent capital markets activities include the following:

Initial Public Offering

On May 11, 2010, we priced our initial public offering (the “IPO”) of 17,500,000 common units at an offering price of $20.50 per unit. Upon closing of the IPO on May 17, 2010, we received net proceeds of $333.5 million, after deducting underwriters’ discount, structuring fees and offering expenses. We used the net proceeds of the offering to repay $271.4 million outstanding under our $400.0 million revolving credit facility (the “$400.0 million Credit Agreement”), with approximately $60 million retained for general company purposes, including funding a portion of the cost of our expansion projects. The amounts outstanding under the $400.0 million Credit Agreement had been borrowed to fund a distribution prior to the IPO.

Issuance of $800.0 Million Senior Notes Due 2018

On March 5, 2010, Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC (“Niska US”) and Niska Gas Storage Canada ULC (“Niska Canada”), closed a non-public offering of 800,000 units, each unit consisting of $218.75 principal amount of 8.875% senior notes due 2018 of Niska US and $781.25 principal amount of 8.875% senior notes of Niska Canada (the “Senior Notes”). The Senior Notes were sold for par value of $800.0 million in an offering exempt from registration under the Securities Act to qualified institutional investors in reliance on Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. Net proceeds of $782.0 million, after deducting debt offering costs of $18.0 million, were used to repay a total of $668.0 million which had been outstanding under our previous term loans and revolving credit facilities, to pay a distribution of $107.2 million and to pay fees and expenses associated with the $400.0 million Credit Agreement of $6.4 million.

$400.0 Million Credit Agreement

Concurrently with the issuance of our Senior Notes, Niska Partners, through its subsidiaries, Niska US and the AECO Gas Storage Partnership entered into new senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the “$400.0 million Credit Agreement”). The $400.0 million Credit Agreement provides for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of the U.S. revolving credit facility and the Canadian revolving credit facility. Subject to certain conditions, each of the revolving credit facilities may be expanded up to a maximum of $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at our option, in either U.S. or Canadian dollars. Royal Bank of Canada is acting as administrative agent and collateral agent for the revolving credit facilities. Each revolving credit facility has a four-year maturity.

Borrowings under our $400.0 million Credit Agreement are limited to a borrowing base calculated as the sum of specified percentages of eligible cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers’ acceptance rate plus an applicable margin or, at our option, a prime rate plus an applicable margin. The credit agreement provides that we may borrow only up to the lesser of the level of our then current borrowing base and our committed maximum borrowing capacity, which is currently $400.0 million. Our borrowing base was $494.8 million as of September 30, 2010.

For further information about our Senior Notes and our $400.0 million Credit Agreement, including covenants and restrictions, see Note 4 to the accompanying unaudited consolidated financial statements included in this report.

Our primary short-term liquidity needs will be to pay our quarterly distributions and withholding tax payments, to pay interest and principal payments under our $400.0 million Credit Agreement and our Senior Notes, to fund our operating expenses and maintenance capital and to pay for the acquisition of optimization inventory along with associated margin requirements. We expect to fund these requirements through a combination of cash on hand, cash from operations and borrowings under our $400.0 million Credit Agreement. Our medium-term and long-term liquidity needs primarily relate to potential organic expansion opportunities and asset acquisitions. We expect to finance the cost of any expansion projects and acquisitions from the proceeds of our IPO, borrowings under our existing and possible future credit facilities or a mix of borrowings and additional equity offerings as well as cash on hand and cash from operations. We anticipate that our primary sources of funds for our long-term liquidity needs will be from cash from operations and/or debt or equity financings.

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

Historical Cash Flows

Our cash flows are significantly influenced by our level of natural gas inventory, margin deposits and related forward sale contracts or economic hedging positions at the end of each accounting period and may fluctuate significantly from period to period. In addition, our period-to-period cash flows are heavily influenced by the seasonality of our proprietary optimization activities. For example, we generally purchase significant quantities of natural gas during the summer months and sell natural gas during the winter months. The storage of natural gas for our own account can have a material impact on our cash flows from operating activities for the period we pay for and store the natural gas and the subsequent period in which we receive proceeds from the sale of natural gas. When we purchase and store natural gas for our own account, we use cash to pay for the gas and record the gas as inventory and thereby reduce our cash flows from operating activities. We typically borrow on our revolving credit facilities to fund these purchases, and these borrowings increase our cash flows from financing activities. Conversely, when we collect the proceeds from the sale of natural gas that we purchased and stored for our own account, the impact on our cash flows from operating activities is positive and the impact on our cash flows from financing activities is negative. Therefore, our cash flows from operating activities fluctuate significantly from period-to-period as we purchase gas, store it, and then sell it in a later period. In addition, we have margin requirements on our economically hedged positions. As the cash deposits we make to satisfy our margin requirements increase and decrease with our volume of derivative positions and changes in commodity prices, our cash flows from operating activities may fluctuate significantly from period to period.

Cash Flows from Operations

The following table summarizes our sources and uses of cash for the six month periods ended September 30, 2010 and 2009, respectively:

	Six Months Ended
	September 30,
	in thousands of U.S. dollars
	2010	2009
	(unaudited)
		(Niska Predecessor)
Operating Activities:
Net earnings (losses)	$31,972	$(44,959)
Adjustments to reconcile net earnings (losses) to net cash provided by (used in) operating activities:
Unrealized foreign exchange loss	397	(5,792)
Deferred income tax (benefit) expense	(10,834)	32,029
Unrealized risk management (gains) losses	(8,450)	46,914
Depreciation and amortization	23,340	20,790
Deferred charges amortization	2,072	3,519
Changes in non-cash working capital	(120,924)	(125,436)
Other	—	—
Net Cash Provided by Operations	(82,427)	(72,935)

Net Cash Used in Investing Activities	(15,159)	(31,465)

Net Cash Provided by Financing Activities	5,057	88,998

Effect of translation of foreign currency on cash and cash equivalents	67	97

Net Decrease in Cash and Cash Equivalents	$(92,462)	$(15,305)

The decrease in cash is primarily due to cash paid for inventory purchases and margin calls, offset by cash from operations and approximately $60 million in cash retained from the proceeds of Niska Partners’ IPO completed May 17, 2010.  These decreases are offset by cushion gas sales entered into during the quarter for total proceeds of $26.7 million. We have sold cushion gas during the quarter and entered into firm commitments to reacquire an equivalent amount of cushion gas in the fourth quarter of the fiscal year ending March 31, 2011 and, accordingly, expect to spend approximately $28.8 million to reacquire the cushion gas at that time.

For a discussion of changes in cash flow resulting from adjustments to reconcile net earnings (losses) to net cash provided by operations, please refer to the discussion “Results of Operations,” above.

Changes in non-cash working capital consisted of the following:

	Six Months Ended
	September 30,
	in thousands of U.S. dollars
	2010	2009
	(unaudited)
		(Niska Predecessor)
Changes in non-cash working capital:
Margin deposits	$(40,062)	$(47,492)
Trade receivables	5,334	(5,091)
Accrued receivables	(8,807)	26,017
Natural gas inventory	(132,086)	(108,747)
Prepaid expenses	(3,430)	10,498
Trade payables	(5,577)	15,956
Accrued liabilities	52,721	(5,354)
Deferred revenue	10,985	(9,738)
Funds held on deposit	(2)	(1,485)

Net changes in non-cash working capital	$(120,924)	$(125,436)

For the period ending September 30, 2010, consistent with prior years, we accumulated inventory and economically hedged it forward to future periods. Due to the significant amount of cash that we received as a result of our IPO, we allocated more of our capacity utilization to optimization activities than STF activities because of the increased margins that we typically receive from our optimization activities. As a result, more cash was used to purchase inventory and associated margin deposits required to support the economic hedges of that inventory were greater than if optimization activities represented a smaller proportion of our capacity utilization.

Investing Activities

Substantially all of our investing activities consisted of capital expenditures in each of the six months ended September 30, 2010 and 2009. Capital expenditures in each six-month period consisted of the following:

	Six Months Ended
	September 30,
	in thousands of U.S. dollars
	2010	2009
	(unaudited)
		(Niska Predecessor)
Capital expenditures
Maintenance capital	$724	$158
Expansion capital	14,435	31,307

Total	$15,159	$31,465

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. During the six months ended September 30, 2010, $15.2 million was spent on projects at our AECO and Wild Goose facilities.

Under our current plan, we expect to continue to spend between approximately $1.0 million and $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers.   Total expansion capital spending during the twelve months ending March 31, 2011 is now expected to be within a range of $30 - $40 million, revised from $73.9 million due primarily to a modified, higher-return approach to an expansion of the Wild Goose facility.  Niska Partners has recently completed a capacity increase at the AECO HubTM of 13 billion cubic feet (“Bcf”), with a capital expenditure in the current fiscal year of approximately $6.0 million.  We expect to fund both our maintenance capital expenditures and our expansion capital expenditures from existing cash on hand and borrowings under our $400.0 million Credit Agreement.

Financing Activities

As noted above, during the six months ended September 30, 2010, we borrowed and repaid $281.4 million under our under our $400.0 million Credit Agreement.  Of these borrowings and repayments, $271.4 million occurred in May 2010 to fund a distribution prior to our IPO and $10.0 million occurred in September 2010 to fund temporary operational cash flow requirements. Generally, during the six months ended September 30, 2010, the Credit Agreement remained unborrowed; instead we used cash on hand to fund our operations and investing activities.

Other

Certain Corporate Governance Matters

Our Independent Directors

Our Board has determined that Deborah M. Fretz and Stephen C. Muther are independent directors under the listing standards of the NYSE. Our Board considered all relevant facts and circumstances and applied the independence guidelines of the NYSE in determining that neither of these directors has any material relationship with us, our management, our general partner or its affiliates or our subsidiaries.

We hold regularly scheduled meetings of our independent directors.  In accordance with our Corporate Governance Guidelines, our Board has selected Mr. Muther to preside over meetings of our independent directors.

The procedure by which any interested party may communicate directly with an independent director is set forth in our Corporate Governance Guidelines, which is available on our website.

Audit Committee

In reliance on the phase-in exemption for newly public companies set forth in Rule 10A-3(b)(1)(iv)(A) of the Exchange Act and in the NYSE Listed Company Manual, at the time of our initial public offering, our Audit Committee was comprised of Ms. Fretz, Mr. Muther, Andrew W. Ward and E. Bartow Jones.  On August 4, 2010, Mr. Ward and Mr. Jones resigned from our Audit Committee, leaving two independent members.  Our audit committee will be comprised of at least three directors and be fully independent prior to May 10, 2011, one year after the effective date of our registration statement on Form S-1.  We believe our reliance on the phase-in exemption does not materially adversely affect the ability of our Audit Committee to act independently and to satisfy the other requirements set forth in the Exchange Act.

Availability of Corporate Governance Documents

Available on our website at http://www.niskapartners.com are copies of our Audit Committee Charter, our Compensation Committee Charter, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines, all of which also will be provided to unitholders without charge upon their written request to Niska Gas Storage Partners LLC, 1001 Fannin Street, Suite 2500, Houston, TX 77002, Attention: General Counsel.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 regarding this matter.

At September 30, 2010, 69.3 Bcf of natural gas inventory was economically hedged, representing 99.9% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $69.3 million, the fair value or mark-to-market value of our economic hedges would decrease by $69.3 million, and the impact due to the non-economically hedged position would be immaterial. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $69.3 million while the fair value of our economic hedges would increase by $69.3 million and the impact due to the non-economically hedged position would be immaterial. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at September 30, 2010 are 3.6 Bcf and 0.0 Bcf, respectively.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of September 30, 2010. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

For information on legal proceedings, see Part 1, Item 1, Financial Statements, Note 2, “Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.

Item 1A.  Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed on June 24, 2010.

Item 6.  Exhibits

Exhibit Number		Description
3.1	—

Certificate of formation of Niska Gas Storage Partners LLC (incorporated by reference to exhibit 3.1 to Amendment No. 2 to the Company’s registration statement on Form S-1 (Registration No. 333-165007), filed on April 15, 2010)

3.2	—

First Amended and Restated Operating Agreement of Niska Gas Storage Partners LLC dated May 17, 2010 (incorporated by reference to exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 19, 2010)

10.1	—

Settlement Agreement and Release and Confidentiality Agreement, dated as of September 27, 2010, by and between Niska Partners Management ULC, Niska GS Holdings US L.P. and Niska GS Holdings Canada, L.P. and Paul Amirault (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2010)

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NISKA GAS STORAGE PARTNERS LLC

Date: November 12, 2010	By:	/s/ DARIN T. OLSON
Darin T. Olson
Chief Financial Officer (Principal Accounting Officer)