Form 10-Q
period 2010-12-31
Niska Gas Storage Partners LLC
filed 2011-02-11
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

As of February 10, 2011, there were 33,804,745 Common Units and 33,804,745 Subordinated Units outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
		(Niska Predecessor)		(Niska Predecessor)
Revenues:
Long-term contract	$30,298	$28,283	$88,316	$81,799
Short-term contract	11,101	15,029	28,877	39,939
Optimization, net	4,188	67,895	47,874	27,939
	45,587	111,207	165,067	149,677
Expenses (income):
Operating	11,133	10,199	32,404	28,388
General and administrative	8,692	11,208	23,964	21,532
Depreciation and amortization	13,011	12,101	36,348	32,891
Interest	19,434	6,704	57,601	20,140
Foreign exchange (gains) losses	(796)	3,578	(765)	(8,222)
Other income	(12)	(9)	(35)	(88)
EARNINGS (LOSS) BEFORE INCOME TAXES	(5,875)	67,426	15,550	55,036
Income tax (benefit) expense	(3,461)	19,279	(14,008)	51,848

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(2,414)	$48,147	29,558	$3,188

Less:
Net earnings prior to initial public offering on May 17, 2010	—	N/A	36,234	N/A
Net earnings (loss) subsequent to initial public offering on May 17, 2010	$(2,414)	N/A	$(6,676)	N/A

Net earnings (loss) subsequent to initial public offering allocated to:
Managing Member	$(48)	N/A	$344	N/A
Common unitholders	$(1,183)	N/A	$(3,510)	N/A
Subordinated unitholder	$(1,183)	N/A	$(3,510)	N/A

Loss per unit allocated to common unitholders
- basic and diluted	$(0.03)	N/A	$(0.10)	N/A

Loss per unit allocated to subordinated unitholders
- basic and diluted	$(0.03)	N/A	$(0.10)	N/A

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	December 31,	March 31,
	2010	2010
		(Niska Predecessor)
ASSETS
Current assets
Cash and cash equivalents	$33,386	$131,559
Margin deposits	27,653	—
Trade receivables	3,038	3,467
Accrued receivables	82,174	62,948
Natural gas inventory	239,824	129,390
Prepaid expenses	4,107	1,708
Short-term risk management assets	68,225	100,864
	458,407	429,936
Long-term assets
Property, plant and equipment, net	958,067	983,016
Goodwill	483,908	486,258
Long-term natural gas inventory	15,264	15,264
Intangible assets, net	119,728	131,286
Deferred charges, net	23,241	24,253
Long-term risk management assets	14,854	34,812
	1,615,062	1,674,889
TOTAL	$2,073,469	$2,104,825

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Margin deposits	$—	$11,784
Trade payables	848	2,147
Accrued liabilities	46,757	61,403
Deferred revenue	13,646	1,427
Accrued cushion gas purchases	41,892	—
Current portion of deferred taxes	43,637	57,059
Short-term risk management liabilities	27,752	46,331
	174,532	180,151
Long-term liabilities
Long-term risk management liabilities	26,335	34,694
Asset retirement obligations	1,201	1,378
Funds held on deposit	120	115
Deferred income taxes	156,301	158,701
Long-term debt	800,000	800,000
	1,158,489	1,175,039
Members’ equity
Partners’ capital	—	849,991
Retained earnings	—	79,795
Common units	509,298	—
Subordinated units	389,306	—
Managing Member’s interest	16,376	—
	914,980	929,786
Commitments and contingencies (Note 2)
TOTAL	$2,073,469	$2,104,825

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	December 31,
	2010	2009
		(Niska Predecessor)
Operating Activities
Net earnings	$29,558	$3,188
Adjustments to reconcile net earnings to net cash used in operating activities:
Unrealized foreign exchange gain	(587)	(233)
Deferred income tax (benefit) expense	(14,295)	51,636
Unrealized risk management loss	25,659	42,364
Depreciation and amortization	36,348	32,891
Deferred charges amortization	3,098	4,111
Changes in non-cash working capital	(140,151)	(195,249)
Net cash used in operating activities	(60,370)	(61,292)

Investing Activities
Capital expenditures	(17,163)	(46,802)

Financing Activities
Proceeds from revolver drawings	442,000	185,473
Revolver payments	(442,000)	(60,000)
Debt payments	—	(4,430)
Payment of debt issuance costs	(2,086)	—
Net proceeds from issuance of common units	333,459	—
Capital contributions from partners	—	15,000
Distributions to partners	(352,097)	(15,798)
Net cash (used in) provided by financing activities	(20,724)	120,245

Effect of translation on foreign currency cash and cash equivalents	84	53
Net (decrease) increase in cash and cash equivalents	(98,173)	12,204
Cash and cash equivalents, beginning of period	131,559	25,760
Cash and cash equivalents, end of period	$33,386	$37,964

Supplemental cash flow disclosures (Note 14)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statement of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

	Niska Gas Storage Partners LLC			Niska Predecessor
			Managing
	Common	Subordinated	Member’s	Partners’	Retained
	Units	Units	Interest	Capital	Earnings	Total

Balance, April 1, 2010	$—	$—	$—	$849,991	$79,795	$929,786

Net earnings, April 1, 2010 - May 16, 2010	—	—	—	—	36,234	36,234

Cash distributions to Partners	—	—	—	(153,614)	(159,726)	(313,340)

Non-cash distribution of Starks Gas Storage LLC and Coastal Bend Gas Storage, LLC	—	—	—	(15,604)	(10,122)	(25,726)

Exchange of Partners’ capital for common and subordinated units, Incentive Distribution Rights, and Managing Member’s Interest	198,340	411,807	16,807	(680,773)	53,819	—

Net proceeds from initial public offering	333,459	—	—			333,459

Net earnings (loss), May 17, 2010 - December 31, 2010	(3,510)	(3,510)	344			(6,676)

Distributions to Unitholders	(18,991)	(18,991)	(775)	—	—	(38,757)

Balance, December 31, 2010	$509,298	$389,306	$16,376	$—	$—	$914,980

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

At December 31, 2010, Niska Partners had 33,804,745 common units outstanding and 33,804,745 subordinated units outstanding. Of these amounts, 16,304,745 common units and all of the subordinated units are owned by Sponsor Holdings, along with a 2% Managing Member’s interest in the Company and all of the IDRs. Including all of the common and subordinated units owned by Sponsor Holdings, along with the 2% Managing Member’s interest, Sponsor Holdings has a 74.6% ownership interest in the Company, excluding the IDRs. The remaining 17,500,000 common units, representing a 25.4% ownership interest excluding the IDRs, are owned by the public.

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

Niska Partners operates the Countess and Suffield gas storage facilities (collectively, the AECO Hub™) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Each of these facilities markets gas storage services in addition to optimizing storage capacity with its own proprietary gas purchases.

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

In the opinion of Management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except that the balance sheet at March 31, 2010 and the nine month comparative balances in the consolidated statements of earnings (loss) and comprehensive income (loss) and the consolidated statement of cash flows, are derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of December 31, 2010, along with the results of Niska Partners’ and Niska Predecessor’s operations for the three and nine months ended December 31, 2010 and 2009, respectively, and their cash flows for the nine months ended December 31, 2010. The results of operations for the three and nine months ended December 31, 2010 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2011.  The optimization of proprietary gas purchases is seasonal with the majority of the revenues and cost associated with the physical sale of proprietary gas occurring during the third and fourth fiscal quarters, when demand for natural gas is strongest.

As the closing of the Company’s IPO occurred on May 17, 2010, the earnings for the nine months ended December 31, 2010 have been pro-rated to reflect earnings on a pre- and post-IPO basis. As part of the process of allocating revenues and expenses to both periods, the Company assessed the fair value of its risk management assets and liabilities as of the closing date, resulting in an unrealized gain for the pre-IPO period and an unrealized loss for the post-IPO period. The net unrealized loss for the period from May 17, 2010 to December 31, 2010 is reflected in the per-unit information presented in the consolidated statement of earnings and comprehensive income.  Net losses for the three months ended December 31, 2010 were not pro-rated as all such earnings occurred in the post- IPO period.

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

3. Accrued Cushion Gas Purchases

During the nine months ended December 31, 2010, the Company entered into a series of transactions to sell cushion gas.  The Company concurrently entered into firm commitments to re-acquire this cushion gas in the fourth quarter of the fiscal year ending March 31, 2011.  These transactions are being accounted for in a manner similar to a product financing arrangement with the repurchase price being accrued as a liability.  The difference between the proceeds received and the repurchase price, along with the proceeds of the short-term firm transactions designed to replace the cushion gas during the intervening period, is being recorded as interest expense over the period of the arrangement.

4. Debt

Niska Partners’ debt obligations consist of the following:

	December 31,	March 31,
	2010	2010
		(Niska Predecessor)

Non-public Senior Notes due 2018	$800,000	$800,000
Revolving credit facility	—	—
Total	800,000	800,000
Less portion classified as current	—	—
	$800,000	$800,000

Interest on the Non-public Senior Notes (the “Senior Notes”) is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum, commencing September 15, 2010. The Senior Notes will mature on March 15, 2018. As at December 31, 2010, the estimated fair value of the Senior Notes was $868.0 million. See Note 16 for an update of the registration process of the Senior Notes.

The indenture governing the Senior Notes limits Niska Partners’ ability to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. The limitation changes depending on a fixed charge coverage ratio, which is defined as the ratio of consolidated cash flow to fixed charges, each as defined in the indenture governing the Senior Notes, and measured for the preceding four fiscal quarters. Under this limitation the indenture would have permitted the Company to distribute approximately $150.0 million as at December 31, 2010.

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

At December 31, 2010, the fixed charge coverage ratio was 2.59 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 7.

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

Niska Partners had no drawings outstanding under the $400.0 million Credit Agreement at December 31, 2010 and March 31, 2010. Amounts committed in support of letters of credit totaled $3.9 million at December 31, 2010 (March 31, 2010—$3.5 million). Any borrowings under the $400.0 million Credit Agreement are classified as current.

Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of December 31, 2010, the borrowing base collateral totaled $529.0 million.

The $400.0 million Credit Agreement contains limitations on Niska Partners’ ability to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are substantially similar to those contained in the indenture governing the Senior Notes. Under these limitations, the $400.0 million credit agreement would have permitted the Company to distribute approximately $75.0 million as at December 31, 2010.

As of December 31, 2010, Niska Partners was in compliance with all covenant requirements under the Senior Notes and the $400.0 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400.0 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of December 31, 2010.

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

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting forward contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At December 31, 2010, 61.3 Bcf of natural gas inventory was offset, representing 99.3% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating the facilities are excluded from the coverage requirement. Total volumes of long-term inventory and fuel gas at December 31, 2010 are 3.6 Bcf and 0.0 Bcf, respectively.

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers.  Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer-owned natural gas stored in its facilities in the event of non-payment.  For the three and nine months ended December 31, 2010, Niska Partners wrote off as bad debt, included in general and administrative expense, $0.3 million in trade receivables that were deemed to be uncollectible. It is Management’s opinion that no allowance for doubtful accounts is required at December 31, 2010 or March 31, 2010 on accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 48.7% of gross optimization revenue is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default. Gross optimization revenue means realized optimization revenue prior to deducting cost of gas sold.

Exchange traded futures and options comprise approximately 49.0% of Niska Partners’ commodity risk management assets at December 31, 2010. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At December 31, 2010, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400.0 million revolving credit facility. As no balance was drawn on the credit facilities at December 31, 2010, Niska Partners had no exposure to interest rate fluctuations; however future drawings will result in exposure to changes in interest rates. Niska Partners had no interest rate swap or swaption agreements at December 31, 2010 or March 31, 2010.

Liquidity Risk

Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the US dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at December 31, 2010 was $159.8 million (March 31, 2010—$148.5 million). These contracts expire on various dates between January 1, 2011 and August 1, 2014. Niska Partners has not elected hedge accounting treatment for financial reporting purposes and, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at December 31, 2010 and March 31, 2010:

	Energy	Currency
December 31, 2010	Contracts	Contracts	Total

Short-term risk management assets	$68,225	$—	$68,225
Long-term risk management assets	14,854	—	14,854
Short-term risk management liabilities	(24,085)	(3,667)	(27,752)
Long-term risk management liabilities	(25,256)	(1,079)	(26,335)
	$33,738	$(4,746)	$28,992

	Energy	Currency
March 31, 2010 (Niska Predecessor)	Contracts	Contracts	Total

Short-term risk management assets	$100,864	$—	$100,864
Long-term risk management assets	34,812	—	34,812
Short-term risk management liabilities	(42,773)	(3,558)	(46,331)
Long-term risk management liabilities	(34,158)	(536)	(34,694)
	$58,745	$(4,094)	$54,651

The Company expects to recognize risk management assets and liabilities outstanding at December 31, 2010 into net earnings (loss) and comprehensive income (loss) in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total

Fiscal year ending March 31, 2011	$22,079	$(1,907)	$20,172
Fiscal year ending March 31, 2012	9,867	(2,244)	7,623
Fiscal year ending March 31, 2013	(737)	(387)	(1,124)
Thereafter	2,529	(208)	2,321
	$33,738	$(4,746)	$28,992

Realized gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009	Classification
		(Niska Predecessor)		(Niska Predecessor)
Energy contracts	$26,653	$24,938	$66,337	$29,678	Optimization, net
Currency contracts	(412)	(2,054)	(3,057)	(2,731)	Optimization, net
Interest contracts	—	(4,884)	—	(5,979)	Interest
	$26,241	$18,000	$63,280	$20,968

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

Fair values have been determined as follows for Niska Partners:

December 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$83,079	$—	$83,079
Currency derivatives	—	—	—	—
Total assets	—	83,079	—	83,079
Liabilities
Commodity derivatives	—	49,341	—	49,341
Currency derivatives	—	4,746	—	4,746
Total liabilities	—	54,087	—	54,087

Net	$—	$28,992	$—	$28,992

March 31, 2010 (Niska Predecessor)	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$135,676	$—	$135,676
Currency derivatives	—	—	—	—
Total assets	—	135,676	—	135,676
Liabilities
Commodity derivatives	—	76,931	—	76,931
Currency derivatives	—	4,094	—	4,094
Total liabilities	—	81,025	—	81,025

Net	$—	$54,651	$—	$54,651

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

Summary of Changes in Managing Member, Common, and Subordinated Units:

The following is a reconciliation of units outstanding for the period indicated:

	Common	Subordinated
	Unitholders	Unitholders	Total

Units outstanding at April 1, 2010	—	—	—
Units issued May 17, 2010	31,179,745	33,804,745	64,984,490
Units issued June 10, 2010	2,625,000	—	2,625,000
Units outstanding at December 31, 2010	33,804,745	33,804,745	67,609,490

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

Long Term Equity-Based Incentives

In conjunction with the IPO, Niska Partners adopted the Niska Gas Storage Partners LLC 2010 Long Term Incentive Plan (the “Plan”) to provide additional compensation for employees, consultants and directors and to align their economic interest with those of common unitholders.  The Plan is administered by the compensation committee of the board of directors.  The Plan currently permits the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units.  There have been no grants since the inception of the Plan.

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

	Total Quarterly	Marginal Percentage Interest in Cash Distributions
	Distribution per Unit
	Target Amount	Unitholders	Managing Member	IDR Holder
Minimum Quarterly Distribution	$0.35	98%	2%	—
First Target Distribution	above $0.35 up to $0.4025	98%	2%	—
Second Target Distribution	above $0.4025 up to $0.4375	85%	2%	13%
Third Target Distribution	above $0.4375 up to $0.5250	75%	2%	23%
Thereafter	above $0.5250	50%	2%	48%

To the extent these incentive distributions are made to Sponsor Holdings, there will be more Available Cash proportionately allocated to Sponsor Holdings than to holders of common and subordinated units.

Within 45 days after the end of each quarter Niska Partners will make cash distributions to the members of record on the applicable record date. Niska Partners distributed $26.0 million to the holders of common and subordinated units and the Managing Member during the three month period ended December 31, 2010.

Earnings per unit:

Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown below.

	Three Months Ended December 31, 2010	Period May 17, 2010 to December 31, 2010
Net Loss Allocation and Earnings per Share Calculation
Numerator:
Net loss attributable to Niska Partners	$(2,414)	$(6,676)
Less:
Managing Member’s allocation of incentive distributions	—	(477)
Managing Member’s 2% interest	48	133
Net loss attributable to common and subordinated unitholders	$(2,366)	$(7,020)

Denominator:
Basic:
Weighted average units outstanding	67,609,490	67,609,490

Diluted:
Weighted average units outstanding	67,609,490	67,609,490

Loss per unit:
Basic	$(0.03)	$(0.10)
Diluted	$(0.03)	$(0.10)

8. Optimization Revenue

Optimization, net consists of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
		(Niska Predecessor)		(Niska Predecessor)
Realized optimization revenue, net	$38,296	$64,697	$73,533	$73,189
Unrealized risk management (losses) gains	(34,108)	3,198	(25,659)	(45,250)
Total	$4,188	$67,895	$47,874	$27,939

9.  Depreciation and Amortization Expense

For the three and nine months ended December 31, 2010, depreciation and amortization expense included a total charge of $2.7 million and $5.5 million, respectively, related to the estimated amount of cushion gas that migrated during the period (three and nine months ended December 31, 2009 - $1.8 million).

10. Interest Expense

Interest expense consists of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
		(Niska Predecessor)		(Niska Predecessor)
Interest expense	$18,773	$13,110	$55,839	$18,916
Unrealized gains on interest rate swaps	—	(6,406)	—	(2,887)
Deferred charges amortization	1,026	—	3,098	4,111
Capitalized interest	(365)	—	(1,336)	—
Total	$19,434	$6,704	$57,601	$20,140

11. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
		(Niska Predecessor)		(Niska Predecessor)
Income tax (benefit) expense	$(3,461)	$19,279	$(14,008)	$51,848

Effective income tax rate	59%	29%	-90%	94%

Income tax (benefit) expense was a benefit of $3.5 million for the three months ended December 31, 2010 compared to an expense of $19.3 million for the same period of the prior year.  The income tax benefit in the current period is due to current period losses in certain taxable Canadian entities, as well as adjustments to the cost basis of assets for tax reporting purposes.

Income tax (benefit) expense was a benefit of $14.0 million for the nine months ended December 31, 2010 compared to an expense of $51.8 million for the nine months ended December 31, 2009.  The income tax recovery for the nine month period is attributable to the reasons discussed above, along with the recognition of the settlement of certain Canadian tax issues associated with Niska Partners’ assets for periods prior to their acquisition by Niska Partners, as well as the recognition of benefits associated with tax planning strategies and previously unrecognized tax losses.

The effective tax rate for the three months ended and nine months ended December 31, 2009 differed from the U.S. statutory federal rate of 35% primarily due to non-deductible foreign exchange adjustments as well as the recognition of more income in taxable entities as opposed to non taxable entities.

12. Related Parties

In each of the nine months ended December 31, 2010 and 2009, Niska Partners paid $0.2 and $1.0 million, respectively, to a company with which certain directors of Niska Partners were and continue to be affiliated. These amounts were paid for management services rendered prior to Niska Partners’ IPO. Subsequent to the IPO, Niska Partners is no longer responsible for such management fees.  No amounts were recorded or paid in the three months ended December 31, 2010 or 2009.  The amounts paid were included in general and administrative expenses.

Included in accrued receivables was $0.9 million that is owed from affiliated entities owned by Sponsor Holdings or its parent company.

13. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the nine months ended consists of the following:

	Nine Months Ended
	December 31,
	2010	2009
		(Niska Predecessor)

Margin deposits	$(39,437)	$(55,695)
Trade receivables	470	(2,089)
Accrued receivables	(20,490)	(34,856)
Natural gas inventory	(117,426)	(77,789)
Prepaid expenses	(2,396)	11,338
Trade payables	(1,311)	79
Accrued liabilities	28,218	(25,997)
Deferred revenue	12,218	(8,758)
Funds held on deposit	3	(1,482)
Total	$(140,151)	$(195,249)

14. Supplemental Cash Flow Disclosures

	Nine Months Ended
	December 31,
	2010	2009
		(Niska Predecessor)

Interest paid	$40,706	$18,916
Taxes paid	$334	$—
Interest capitalized	$1,336	$—

Non-cash investing activities:
Non-cash working capital related to property, plant and equipment expenditures	$—	$7,130
Non-cash transfer of natural gas inventory to property, plant and equipment	7,007	—
Total	$7,007	$7,130

15. Segment Disclosures

Niska Partners’ process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

Since inception, Niska Partners has operated along functional lines in their commercial, engineering, and operations teams for operations in Alberta, California, and the U.S. Midcontinent. All operating areas and facilities offer the same services: long-term firm contracts, short-term firm contracts, and optimization. All services are delivered using reservoir storage. Niska Partners measures profitability consistently at each operating area based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses. Niska Partners has aggregated its operating segments into one reportable segment for all periods presented.

Information pertaining to Niska Partners’ short-term and long-term contract services and net optimization revenues was presented in the consolidated statements of earnings (loss) and comprehensive income (loss). All facilities have the same types of customers: major creditworthy companies in the energy industry, industrial, commercial, and local distribution companies, and municipal energy consumers.

The following tables summarize the net revenues and assets by geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
		(Niska Predecessor)		(Niska Predecessor)
External revenues, net realized
U.S.	$27,850	$33,171	$66,108	$86,654
Canada	51,845	74,838	124,618	108,273
Inter-entity
U.S.	—	(92)	—	(50)
Canada	—	92	—	50
	$79,695	$108,009	$190,726	$194,927

	December 31,	March 31,
	2010	2010
		(Niska Predecessor)
Long-lived assets (at period end)
U.S.	$356,731	$369,229
Canada	616,600	629,051
	$973,331	$998,280

16. Subsequent Events

On January 26, 2011, the Board of Directors of Niska Partners approved a distribution of $0.35 per common unit, payable on February 11, 2011 to unitholders of record on February 7, 2011. The total distribution is expected to be approximately $24.1 million. The distribution is equal to the Minimum Quarterly Distribution of $0.35 set forth in Niska Partners’ prospectus prepared in connection with the IPO.

On February 4, 2011, the Securities and Exchange Commission (“SEC”) accepted and made effective Niska’s exchange offer whereby holders of the current Senior Notes will be permitted to exchange such Senior Notes for new freely transferable Senior Notes.  The terms of the new units are identical to the units which are described in Note 4, except that the new units will be registered under the Securities Act and will generally not contain restrictions on transfer.  We expect that the exchange offer will be completed on or about March 7, 2011.

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

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and remained unchanged as of December 31, 2010.

Overview of Our Business

We operate the Countess and Suffield gas storage facilities (collectively, the AECO HubTM) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Each of these facilities markets gas storage services of working gas capacity in addition to optimizing storage capacity with its own proprietary gas purchases. We earn revenues by leasing storage on a long-term firm (“LTF”) contract basis for which we receive monthly reservation fees for fixed amounts of storage, leasing storage on a short-term firm (“STF”) contract basis, where customers inject and withdraw specified amounts of gas on specific dates, and optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins higher than those from third party contracts.

On December 16, 2010 the California Public Utilities Commission (“CPUC”) granted the request of Wild Goose Storage, LLC for an amendment of its certificate of public convenience and necessity to expand its working gas capacity by 21 Bcf (from 29 Bcf to 50 Bcf) and to connect the expanded facilities to a major, intrastate transmission pipeline, Line 400/401, near the Delevan Compressor Station in Colusa County (the “CPUC Approval”).  Additionally, the CPUC granted Wild Goose the ability to increase its injection rate at the facility from 450 million cubic feet per day (MMcf/d) to 650 MMcf/d and also granted an increase in its withdrawal rate from 700 MMcf/d to 1,200 MMcf/d.  The CPUC also determined that all of the additional storage capacity and related services may be offered at market based rates.

During the nine months ended December 31, 2010, the Company added 13.0 Bcf of working gas capacity at AECO Hub TM and, following CPUC approval, 6.0 Bcf of additional working gas capacity at the Wild Goose facility, the Company now has a total of 204.5 Bcf of working gas capacity among its facilities, including 8.5 Bcf leased from a third-party pipeline company.

We have aggregated all of our activities in one reportable operating segment for financial reporting purposes. Our consolidated financial statements are prepared in accordance with GAAP.

Because the closing of the IPO occurred on May 17, 2010, we have pro-rated net earnings (loss) for the nine months ended December 31, 2010 on a pre- and post-IPO basis. All of our earnings for the three months ended December 31, 2010 occurred post-IPO.  As part of the process of allocating revenues and expenses to the pre- and post-IPO periods, we assessed the fair value of our risk management assets and liabilities to market, which resulted in a gain for the pre-IPO period and a loss for the post-IPO period.

Factors that Impact Our Business

In our third fiscal quarter ended December 31, 2010, the natural gas summer-winter storage spread continued to narrow significantly. If this narrowing of the natural gas summer-winter storage spread continues, our revenues from STF contracts and optimization activities may be reduced.  Depending on weather conditions in North America and other economic factors, which we are unable to predict or control, the summer-winter spread, and therefore our revenues, may vary in amounts that could be material.

Other than the above, there were no material changes in the disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 regarding this matter.

Results of Operations

A summary of financial data for the three and nine months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	in thousands of U.S. dollars		in thousands of U.S. dollars
	2010	2009	2010	2009
	(unaudited)		(unaudited)
		(Niska Predecessor)		(Niska Predecessor)
Consolidated Statement of Earnings and Comprehensive Income Data:
Revenues
Long-term contract	$30,298	$28,283	$88,316	$81,799
Short-term contract	11,101	15,029	28,877	39,939
Optimization, net	4,188	67,895	47,874	27,939
	45,587	111,207	165,067	149,677
Expenses (income)
Operating	11,133	10,199	32,404	28,388
General and administrative	8,692	11,208	23,964	21,532
Depreciation and amortization	13,011	12,101	36,348	32,891
Interest	19,434	6,704	57,601	20,140
Foreign exchange (gains) losses	(796)	3,578	(765)	(8,222)
Other income	(12)	(9)	(35)	(88)
Earnings (loss) before income taxes	(5,875)	67,426	15,550	55,036

Income tax (benefit) expense	(3,461)	19,279	(14,008)	51,848

Net earnings (loss) and comprehensive income (loss)	$(2,414)	$48,147	$29,558	$3,188

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings
Net earnings (loss)	$(2,414)	$48,147	$29,558	$3,188
Add/(deduct):
Interest expense	19,434	6,704	57,601	20,140
Income tax (benefit) expense	(3,461)	19,279	(14,008)	51,848
Depreciation and amortization	13,011	12,101	36,348	32,891
Unrealized risk management losses (gains)	34,108	(3,198)	25,659	45,250
Foreign exchange (gains) losses	(796)	3,578	(765)	(8,222)
Other income	(12)	(9)	(35)	(88)

Adjusted EBITDA	59,870	86,602	134,358	145,007

Less:
Cash interest expense, net	18,408	13,110	54,503	18,916
Income taxes paid	—	(328)	287	212
Maintenance capital expenditures	144	680	868	838
Other income	(12)	(9)	(35)	(88)
Cash Available for Distribution	$41,330	$73,149	$78,735	$125,129

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

Revenues

Revenues for the three months ended December 31, 2010 were $45.6 million compared to $111.2 million in the three months ended December 31, 2009. Revenues for the nine months ended December 31, 2010 were $165.1 million compared to $149.7 million in the same period last year.  Changes in revenue were attributable to the following:

LTF Revenues.  LTF revenues for the three months ended December 31, 2010 increased by 7.1% to $30.3 million from $28.3 million for the three months ended December 31, 2009. LTF revenues for the nine months ended December 31, 2010 were $88.3 million, an increase of 7.9% compared to $81.8 million in the nine months ended December 31, 2009.  The increases in both the three and nine month periods resulted principally from higher fees realized from contracts expiring at the end of the previous fiscal year that were re-contracted at higher rates.  Capacity utilized for LTF contracts increased by 1.4 Bcf compared to the same periods in the prior year, which also contributed to increased LTF revenues.

STF Revenues.  STF revenues for the three months ended December 31, 2010 decreased by 26.0% to $11.1 million compared to $15.0 million for the three months ended December 31, 2009.  STF revenues for the nine months ended December 31, 2010 were $28.9 million, a decrease of 27.6% compared to revenues of $39.9 million in the nine months ended December 31, 2009.   A reduction in the capacity that we used in our STF strategy is the primary reason for the decline in both respective periods in fiscal 2011. Excess cash on hand at the beginning of the year caused us to increase the capacity that was used by our optimization strategy, because we typically generate greater unit margins by optimizing our capacity than we do by entering into STF transactions.

Optimization Revenues.  Net optimization revenues for the three months ended December 31, 2010 decreased by $63.7 million to $4.2 million from $67.9 million for the three months ended December 31, 2009. Net optimization revenues for the nine months ended December 31, 2010 were $47.9 million, an increase of $20.0 million compared to revenues of $27.9 million in the nine months ended December 31, 2009.  Net optimization revenues consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
		(Niska Predecessor)		(Niska Predecessor)
Realized optimization revenue, net	$38,296	$64,697	$73,533	$73,189
Unrealized risk management (losses) gains	(34,108)	3,198	(25,659)	(45,250)
Total	$4,188	$67,895	$47,874	$27,939

When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For accounting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and of inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because substantially all of our inventory is economically hedged, any inventory write-downs are offset by economic hedging gains and any unrealized economic hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

•                  Realized Optimization Revenues.  Realized optimization revenues for the three months ended December 31, 2010 decreased to $38.3 million from $64.7 million for the three months ended December 31, 2009. Realized optimization revenues for the nine months ended December 31, 2010 increased to $73.5 million from $73.2 million for the nine months ended December 31, 2009. While a greater proportion of our total capacity was utilized for proprietary optimization strategy, the compression in the variance between summer and winter natural gas prices contributed to lower margins in optimization revenue in the quarter.

•                  Unrealized Risk Management Gains/(Losses).  Unrealized risk management losses for the three months ended December 31, 2010 were $34.1 million compared to unrealized risk management gains of $3.2 million in the three months ended December 31, 2009. Unrealized risk management losses for the nine months ended December 31, 2010 were $25.7 million, compared to losses of $45.3 million in the nine months ended December 31, 2009.  As all inventory is economically hedged, any unrealized risk management losses (or gains) are offset by future gains (or losses) associated with the sale of proprietary inventory.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2010 and 2009 consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	in thousands of U.S. dollars		in thousands of U.S. dollars
	2010	2009	2010	2009
	(unaudited)		(unaudited)
		(Niska Predecessor)		(Niska Predecessor)
General operating costs, including insurance, vehicle leases, safety and training costs	$5,354	$3,873	$14,750	$12,033
Salaries and benefits	1,630	1,980	4,860	5,018
Fuel and electricity	2,855	2,535	10,323	7,893
Maintenance	1,294	1,811	2,471	3,444
Total operating expenses	$11,133	$10,199	$32,404	$28,388

Operating expenses for the quarter ended December 31, 2010 increased by 8.8% to $11.1 million from $10.2 million for the quarter ended December 31, 2009. Operating expenses for the nine months ended December 31, 2010 increased by 14.1% to $32.4 million from $28.4 million for the nine months ended December 31, 2009. Higher commodity prices in the first quarter of the year contributed to increased fuel and electricity costs in that period, and, in conjunction with increased cycling at one of our facilities which results in more fuel consumption to power our compression equipment, resulted in higher operating expenses in the first nine months of the year, compared to the prior year.   Higher property tax costs and equipment leases due to a facility expansion also contributed to increased three and nine month operating expenses as did an increase in mineral and surface lease costs.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended December 31, 2010 and 2009 consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	in thousands of U.S. dollars		in thousands of U.S. dollars
	2010	2009	2010	2009
	(unaudited)		(unaudited)
		(Niska Predecessor)		(Niska Predecessor)
Compensation costs	$6,846	$7,510	$17,143	$14,654
General costs, including office and information technology costs	1,335	1,098	3,474	3,187
Legal, audit and regulatory costs	511	2,600	3,347	3,691
Total general and administrative expenses	$8,692	$11,208	$23,964	$21,532

General and administrative expenses decreased to $8.7 million from $11.2 million for the three months ended December 31, 2010. General and administrative expenses increased to $24.0 million from $21.5 million for the nine months ended December 31, 2010. The decrease for the three months ended December 31, 2010 was primarily due to lower incentive compensation accruals and a normalization of professional service costs following our IPO initiative in the prior year.  The increase for the nine months ended December 31, 2010 was primarily attributable to higher compensation costs associated with an increase in the number of employees required to meet our public reporting requirements, accruals related to incentive compensation, and professional services performed in connection with the completion of our IPO.  These increases were partially offset by the post-IPO elimination of a management fee expense paid to an affiliated party.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended December 31, 2010 was $13.0 million compared to $12.1 million in the three months ended December 31, 2009. Depreciation and amortization expense for the nine months ended December 31, 2010 was $36.3 million compared to $32.9 million in the nine months ended December 31, 2009. The increase was primarily attributable to a provision for cushion gas migration at one of the Company’s facilities amounting to $2.7 million and $5.5 million for the three and nine months ended December 31, 2010, respectively, as compared to $1.8 million for the three and nine months ended December 31, 2009 and which is recorded in depreciation and amortization expense. The provision against cushion gas is estimated based on tests of its effectiveness.

Interest Expense

Interest expense for the three months ended December 31, 2010 was $19.4 million compared to $6.7 million in the three months ended December 31, 2009. Interest expense for the nine months ended December 31, 2010 was $57.6 million compared to $20.1 million in the nine months ended December 31, 2009. Interest expense in the three and nine months ended December 31, 2010 consisted of interest on our $800.0 million 8.875% Senior Notes as well as amortization of deferred financing costs of $ 1.0 and $3.1 million respectively. Except for short periods in May 2010 where $271.5 million was borrowed to fund a distribution prior to our initial public offering, and in the second and third fiscal quarters where $10.0 million and $160.0 million were briefly borrowed to fund operating expenditures, we used cash from operations and cash on hand to fund our operations and did not draw on our $400.0 million revolving credit facility. For the three and nine months ended December 31, 2010, we had an average outstanding debt balance of $800.0 million.

Foreign Exchange Losses

Foreign exchange gains were $0.8 million in the three months ended December 31, 2010 compared to losses of $3.6 million in the same period of the prior year. Foreign exchange gains were $0.8 million in the nine months ended December 31, 2010 compared to gains of $8.2 million in the same period of the prior year. The election by two of our Canadian subsidiaries to adopt the U.S. dollar as their functional currency for Canadian tax purposes during the year ended March 31, 2010 eliminated material foreign currency gains and losses that were attributable to deferred income taxes.

Earnings (Loss) before Income Taxes

Earnings before income taxes for the quarter ended December 31, 2010 decreased to a loss of $5.9 million from a gain of $67.4 million for the quarter ended December 31, 2009. Earnings before income taxes for the nine months ended December 31, 2010 decreased to $15.6 million from $55.0 million for the nine months ended December 31, 2009. The decrease for the quarter ended was primarily attributable to the decrease in optimization  revenue, and an increase in the interest expense discussed above.  For the nine months ended December 31, 2010 the decrease was primarily attributable to the increase in interest expense.

Income Taxes

Income tax (benefit) expense was a benefit of $3.5 million for the three months ended December 31, 2010 compared to an expense of $19.3 million for the same period of the prior year.  The income tax benefit in the current period is due to current period losses in a few taxable Canadian entities, as well as the recognition of benefits associated with tax planning strategies.

Income tax (benefit) expense was a benefit of $14.0 million for the nine months ended December 31, 2010 compared to an expense of $51.8 million for the nine months ended December 31, 2009.  The income tax recovery for the nine month period is attributable to the reasons discussed above, along with the recognition of the settlement of certain Canadian tax issues associated with Niska Partners’ assets for periods prior to their acquisition by Niska Partners, as well as the recognition of benefits associated with tax planning strategies and previously unrecognized tax losses.

The effective tax rate for the three months ended and nine months ended December 31, 2009 differed from the U.S. statutory federal rate of 35% primarily due to non-deductible foreign exchange adjustments as well as the recognition of more income in taxable entities as opposed to non taxable entities.

Net Earnings

Net loss for the quarter ended December 31, 2010 was $2.4 million compared to net earnings of $48.1 million for the quarter ended December 31, 2009. Net earnings for the nine months ended December 31, 2010 were $29.6 million compared to net earnings of $3.2 million for the nine months ended December 31, 2009. This improvement was primarily attributable to the higher pre-tax earnings and income tax benefits discussed above.

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

On February 4, 2011, the SEC accepted and made effective Niska’s exchange offer whereby holders of the current Senior Notes will be permitted to exchange such Senior Notes for new freely transferable Senior Notes.  The terms of the new units are identical to the units which are described in Note 4 to the accompanying unaudited consolidated financial statements included in this report, except that the new units will be registered under the Securities Act and will generally not contain restrictions on transfer.  We expect that the exchange offer will be completed on or about March 7, 2011.

$400.0 Million Credit Agreement

Concurrent with the issuance of our Senior Notes, Niska Partners, through its subsidiaries, Niska US and the AECO Gas Storage Partnership entered into new senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the “$400.0 million Credit Agreement”). The $400.0 million Credit Agreement provides for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of the U.S. revolving credit facility and the Canadian revolving credit facility. Subject to certain conditions, each of the revolving credit facilities may be expanded up to a maximum of $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at our option, in either U.S. or Canadian dollars. Royal Bank of Canada is acting as administrative agent and collateral agent for the revolving credit facilities. Each revolving credit facility has a four-year maturity.

Borrowings under our $400.0 million Credit Agreement are limited to a borrowing base calculated as the sum of specified percentages of eligible cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers’ acceptance rate plus an applicable margin or, at our option, a prime rate plus an applicable margin. The credit agreement provides that we may borrow only up to the lesser of the level of our then current borrowing base and our committed maximum borrowing capacity, which is currently $400.0 million. Our borrowing base was $529.0 million as of December 31, 2010.

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

Cash Flows from Operations

The following table summarizes our sources and uses of cash for the nine month periods ended December 31, 2010 and 2009, respectively:

	Nine Months Ended
	December 31,
	in thousands of U.S. dollars
Operating Activities:	2010	2009
	(unaudited)
		(Niska Predecessor)
Net earnings	$29,558	$3,188
Adjustments to reconcile net earnings to
net cash used in operating activities: Unrealized foreign exchange gains	(587)	(233)
Deferred income tax (benefit) expense	(14,295)	51,636
Unrealized risk management losses	25,659	42,364
Depreciation and amortization	36,348	32,891
Deferred charges amortization	3,098	4,111
Changes in non-cash working capital	(140,151)	(195,249)
Net Cash Used in Operations	(60,370)	(61,292)

Net Cash Used in Investing Activities	(17,163)	(46,802)

Net Cash (Used in) Provided by Financing Activities	(20,724)	120,245

Effect of translation of foreign currency on cash and cash equivalents	84	53

Net (Decrease) Increase in Cash and Cash Equivalents	$(98,173)	$12,204

The decrease in cash is primarily due to cash paid for inventory purchases, margin calls and distributions to unit holders, offset by cash from operations and approximately $60 million in cash retained from the proceeds of Niska Partners’ IPO.  These decreases are offset by cushion gas sales entered into during the nine months ended December 31, 2010, for total proceeds of $38.5 million. We have sold cushion gas during the nine months ended and entered into firm commitments to reacquire an equivalent amount of cushion gas in the fourth quarter of the fiscal year ending March 31, 2011 and, accordingly, expect to spend approximately $44.9 million to reacquire the cushion gas at that time.  In conjunction with the sale of cushion gas, we entered into STF contracts which will provide cash inflows of $3.1 million of the nine months ended and will provided a further $3.1 million of cash inflows during the fourth quarter.

For a discussion of changes in cash flow resulting from adjustments to reconcile net earnings (loss) to net cash provided by operations, please refer to the discussion “Results of Operations,” above.

Changes in non-cash working capital consisted of the following:

	Nine Months Ended
	December 31,
	in thousands of U.S. dollars
Changes in non-cash working capital:	2010	2009
	(unaudited)
		(Niska Predecessor)
Margin deposits	$(39,437)	$(55,695)
Trade receivables	470	(2,089)
Accrued receivables	(20,490)	(34,856)
Natural gas inventory	(117,426)	(77,789)
Prepaid expenses	(2,396)	11,338
Trade payables	(1,311)	79
Accrued liabilities	28,218	(25,997)
Deferred revenue	12,218	(8,758)
Funds held on deposit	3	(1,482)

Net changes in non-cash working capital	$(140,151)	$(195,249)

For the period ending December 31, 2010, consistent with prior years, we accumulated inventory and economically hedged it forward to future periods. Due to the significant amount of cash that we received as a result of our IPO, we allocated more of our capacity utilization to optimization activities than STF activities because of the increased margins that we typically receive from our optimization activities. As a result, more cash was used to purchase inventory and associated margin deposits required to support the economic hedges of that inventory were greater than if optimization activities represented a smaller proportion of our capacity utilization.

Investing Activities

Substantially all of our investing activities consisted of capital expenditures in each of the nine months ended December 31, 2010 and 2009. Capital expenditures in each nine-month period consisted of the following:

	Nine Months Ended
	December 31,
	in thousands of U.S. dollars
Capital expenditures	2010	2009
	(unaudited)
		(Niska Predecessor)
Maintenance capital	$868	$838
Expansion capital	16,295	45,964

Total cash expenditures	17,163	46,802
Non-cash working capital related to property, plant and equipment expenditures	—	7,130
Non-cash transfer of natural gas inventory to property, plant and equipment	7,007	—
Total	$24,170	$53,932

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. During the nine months ended December 31, 2010, $17.2 million was spent on projects at our AECO and Wild Goose facilities.

Under our current plan, we expect to continue to spend between approximately $1.0 million and $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers.   Total expansion capital spending during the twelve months ending March 31, 2011 is now expected to be within a range of $30 - $40 million, revised from $73.9 million due primarily to a modified, higher-return approach to an expansion of the Wild Goose facility.  Niska Partners has recently completed a capacity increase at the AECO HubTM of 13.0 Bcf, with a capital expenditure in the current fiscal year of approximately $6.0 million and a capacity increase of 6.0 Bcf at the Wild Goose facility with a capital expenditure in the current fiscal year of approximately $11.0 million.  We expect to fund both our maintenance capital expenditures and our expansion capital expenditures from existing cash on hand and borrowings under our $400.0 million Credit Agreement.

Financing Activities

As noted above, during the nine months ended December 31, 2010, we borrowed and repaid $442.0 million under our $400.0 million Credit Agreement.  Of these borrowings and repayments, $272.0 million occurred in May 2010 to fund a distribution prior to our IPO, $10.0 million occurred in the quarter ended September 30, 2010 and $160.0 occurred during the quarter ended December 31, 2010; each of which was made to fund temporary operational cash flow requirements. Generally, during the nine months ended December 31, 2010, the Credit Agreement remained unborrowed; instead we used cash on hand to fund our operations and investing activities.

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

We hold regularly scheduled meetings of our independent directors.  In accordance with our Corporate Governance Guidelines, Mr. Muther will preside over meetings of our independent directors.

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

At December 31, 2010, 61.3 Bcf of natural gas inventory was economically hedged, representing 99.3% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $61.3 million, the fair value or mark-to-market value of our economic hedges would decrease by $61.3 million, and the impact due to the non-economically hedged position would be immaterial. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $61.3 million while the fair value of our economic hedges would increase by $61.3 million and the impact due to the non-economically hedged position would be immaterial. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at December 31, 2010 are 3.6 Bcf and 0.0 Bcf, respectively.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of December 31, 2010. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

NISKA GAS STORAGE PARTNERS LLC

Date: February 11, 2011	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)