Form 10-K
period 2011-03-31
Niska Gas Storage Partners LLC
filed 2011-06-15
CIK 1483830

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of September 30, 2010, the aggregate market value of the registrant's common units held by non-affiliates was $339,500,000. This calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

          As of June 10, 2011, the registrant had 33,804,745 common units and 33,804,745 subordinated units outstanding.

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
EnCana Corporation	EnCana Corporation includes its predecessor companies Alberta Energy Company Ltd. and PanCanadian Petroleum Ltd.
GAAP	Generally accepted accounting principles in the United States of America.
Gas storage capacity	See Effective Working Gas Capacity.
Gigajoule ("GJ")	Billion Joules.
Holdco	Niska Sponsor Holdings Coöperatief U.A.
Horizontal Well	A class of non-vertical wells where the wellbore axis is near horizontal (within approximately ten degrees of the horizontal), or undulating (fluctuating above and below 90 degrees deviation).

Hub	Geographic location of a natural gas storage facility and multiple pipeline interconnections.
Independent Storage	Gas storage facilities owned and operated independently from the pipeline and distribution facilities to which they are interconnected.
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
LTF Contracts	Long term firm reserved storage contracts.
Manager	Niska Gas Storage Management LLC. Also referred to as our manager.
Mcf	Thousand cubic feet of natural gas.
MMbtu	Million British thermal units. A standard measure of natural gas for pricing purposes, particularly in the U.S.
MMcf	Million cubic feet of natural gas.
Natural Gas	Several hydrocarbons that occur naturally underground in a gaseous state. Natural gas is normally mostly methane, but other components also include ethane, propane, and butane.
Natural Gas Act	Federal law enacted in 1938 that established the Federal Energy Regulation's authority to regulate interstate pipelines.
NGPL	Natural Gas Pipeline of America Company
Niska Canada	Niska Gas Storage Canada ULC our wholly-owned subsidiary.
Niska Holdings	Niska GS Holdings US, L.P. and Niska GS Canada, L.P., collectively.

Niska Predecessor	When used in a historical context, Niska Predecessor refers to Niska GS Holdings I, L.P. and Niska GS Holdings II, L.P. which were contributed to Niska Gas Storage Partners LLC in connection with our IPO. When used in the present tense or prospectively, Niska Predecessor refers to Niska Gas Storage Partners LLC.
Niska US	Niska Gas Storage U.S., LLC, our wholly-owned subsidiary.
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
Withdrawal Rate	The rate at which a customer is permitted to withdraw gas from a natural gas storage facility.
Working Gas	Natural gas in a storage facility in excess of Cushion Gas.
Working Gas Capacity	See Effective Working Gas Capacity.

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

v

PART I

        Unless the context clearly indicates otherwise, references in this report to "Niska Predecessor," "we," "our," "us" or similar terms when used in a historical context refer to Niska GS Holdings I, L.P. and Niska GS Holdings II, L.P., which were contributed to Niska Gas Storage Partners LLC in connection with its initial public offering, which was completed on May 17, 2010 (the "IPO"). When used in the present tense or prospectively, those terms refer to Niska Gas Storage Partners LLC and its subsidiaries. References to our "manager" refer to Niska Gas Storage Management LLC. References to the "Carlyle/Riverstone Funds" refer to Carlyle/Riverstone Global Energy and Power Fund II, L.P. and Carlyle/Riverstone Global Energy Power Fund III, L.P. and affiliated entities, collectively. Unless otherwise indicated, all references to "dollars" and "$" in this document are to, and amounts are presented in, U.S. dollars. Unless otherwise indicated, references to storage capacity refer to effective working gas storage capacity.

Item 1.    Business.

  Overview

        We are a Delaware limited liability company formed in 2006 to own and operate natural gas storage assets. We own or contract for approximately 204.5 billion cubic feet, or Bcf, of total gas storage capacity. Our assets are located in key North American natural gas producing and consuming regions and are connected at strategic points on the gas transmission network, providing access to multiple end-use markets. Our locations provide us and our customers with substantial liquidity, meaning access to multiple counterparties for transactions to buy and sell gas. Since our inception in 2006, we have added 60.3 Bcf of new storage capacity through low cost organic expansions, an increase of approximately 42%, bringing our total working gas capacity to 204.5 Bcf at the end of March 31, 2011. This year alone, we were able to organically add 19 Bcf of working gas capacity at an average cost of $1.86 Mcf. We are the largest independent owner and operator of natural gas storage assets in North America, based on our analysis of working gas capacity owned by other storage owners, adjusted according to each such owner's percentage ownership of its respective storage facilities.

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

Recent Developments

        None.

Organizational Structure

        The following diagram depicts our simplified organizational and ownership structure as at March 31, 2011:

Our Relationship with Holdco

        As a result of our IPO, Niska Sponsor Holdings Coöperatief U.A., or Holdco, owns our manager, approximately 48.2% of our outstanding common units, all of our subordinated units and all of our incentive distribution rights

        Over 95% of the equity in Holdco is owned by the Carlyle/Riverstone Funds, with the balance owned by our current and former officers and employees. The Carlyle/Riverstone Funds are affiliated with Riverstone Holdings LLC, or Riverstone. Riverstone, an energy- and power-focused private equity firm founded in 2000, has approximately $17 billion of assets under management across six investment funds. Riverstone conducts buyout and growth capital investments in the midstream, exploration and production, oilfield service, power and renewable sectors of the energy industry. With offices in New York, London and Houston, Riverstone has committed approximately $15.9 billion to 78 investments in North America, Latin America, Europe and Asia. Riverstone's management has substantial experience in identifying, evaluating, negotiating and financing acquisitions and investments.

Management

        Niska Gas Storage Management LLC, or our manager, has a 2% managing member interest in us. Our manager has sole responsibility for conducting our business and for managing our operations. Pursuant to our Operating Agreement, our manager has delegated the power to conduct our business and manage our operations to our board of directors, all of the members of which are appointed by our manager. References to our board refer to the board of directors of Niska Gas Storage Partners LLC as long as the delegation is in effect (or to the board of directors of our manager if such delegation is not in effect). Our board directs the management of our business and presently consists of eight members. Our manager appoints all members to our board, and three of our directors are independent as defined under the independence standards established by the NYSE. For more information about our directors, see "Management—Directors and Executive Officers."

Our Operations

  Third-Party Gas Storage Contracts

        We store natural gas for a broad range of customers, including financial institutions, marketers, pipelines, power generators, utilities and producers of natural gas. From inception to March 31, 2011, we utilized an average of approximately 84.3% of our operated capacity for storage services provided to third-party customers, and our third-party storage contracts contributed an average of 63.9% of our total realized revenue.

  Long-Term Firm Storage Contracts

        We provide multi-year, multi-cycle storage services to our customers under LTF contracts. The volume-weighted average life of our LTF contracts at March 31, 2011 was 2.6 years. Under our LTF contracts our customers are obligated to pay us monthly reservation fees in exchange for the right to inject, store and withdraw volumes of natural gas on days and for periods selected by them at injection or withdrawal rates up to maximums specified in the contract. The reservation fees are fixed charges owed to us regardless of the actual amount of storage capacity utilized by customers. When customers utilize the capacity that is reserved under these contracts we also collect variable fees based upon the actual volumes of natural gas injected or withdrawn. These variable fees are designed to allow us to recover our variable operating costs and make up a small percentage of the total fees we receive under our LTF contracts.

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

        Reservation fees comprise over 90% of the revenue received from LTF storage customers, and thus represent a steady and predictable baseline cash flow stream. From inception to March 31, 2011, we utilized an average of approximately 67.6% of our operated capacity for our LTF strategy, and LTF contracts contributed an average of 46.1% of our total realized revenue. Our LTF contracts generated average revenues, including both reservation and variable fees of $1.03 per Mcf.

  Short-Term Firm Storage Contracts

        We also provide services for customers under STF contracts. STF contracts typically have terms of less than one year. Under an STF contract, a customer pays a fixed fee to inject a specified quantity of natural gas on a specified date or dates and to store that gas in our storage facilities until withdrawal on a specified future date or dates. An STF contract differs from an LTF contract in that the customer is obligated to inject and withdraw specified quantities of natural gas on specified dates rather than entitled to utilize injection and withdrawal capacity at its option. Because STF contracts set forth specified future injection and withdrawal dates, we can enter into offsetting transactions to lock in incremental fees as spot and future natural gas prices fluctuate prior to that activity date. From inception to March 31, 2011, we utilized an average of approximately 16.7% of our operated capacity for our STF strategy, and STF contracts contributed an average of 17.8% of our total realized revenue. From inception to March 31, 2011, our STF contracts generated average revenues of $1.61 per Mcf.

        An example of an STF transaction is when a customer contracts with us in April to inject gas at a steady daily rate in July, when gas prices are low, and to withdraw the same quantity at a steady daily rate in January, when gas prices are higher. This allows the customers to lock in value in April based on the difference between the January and July prices for natural gas and pay us a fee based on this difference.

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

  Proprietary Optimization

        Our portfolio of third-party customers consists of a strategic mix of customer types, each of which tends to have a storage usage pattern that is different from those of other customers at the facility. This means that even though the withdrawal or injection capability of a facility may be fully contracted, it will generally not be fully utilized on any given day. We purchase, store and sell natural gas for our own account in order to utilize, or optimize, storage capacity and injection and withdrawal capacity that is: (1) not contracted to customers; (2) contracted to customers, but underutilized by them; or (3) available only on a short-term basis. We have a stringent risk policy that limits, among other things, our exposure to commodity price fluctuations by requiring us to promptly enter into a forward sale contract or other hedging transaction whenever we enter into a proprietary purchase contract. Therefore, inventory purchases are matched with forward sales or are otherwise economically hedged so that a margin is effectively locked in promptly after we enter into the purchase. As a result, there are no speculative positions beyond the minimal operational tolerances specified in our risk policy. From inception to March 31, 2011, we utilized an average of approximately 15.7% of our operated capacity for our proprietary optimization strategy, and proprietary optimization revenue, after deducting cost of goods sold, contributed an average of 36.1% of our total realized revenue. From inception to March 31, 2011, our proprietary optimization business generated average margins of $2.61 per Mcf on a realized basis before mark to market gains and losses and inventory writedowns.

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

  Customers and Counterparties

        Our gas storage customers include a broad mix of gas market participants, including financial institutions, producers, marketers, power generators, pipelines and municipalities. Approximately 99% of the counterparties under our gas storage contracts and proprietary storage optimization transactions either have an investment grade credit rating, provide us with another form of financial assurance, such as a letter of credit or other collateral, or are governmental entities.

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

Our Assets

        Our owned and operated gas storage facilities consist of AECO Hub™ (comprised of two facilities in Alberta, Canada), our Wild Goose storage facility in California and our Salt Plains storage facility in Oklahoma. Our gas storage assets are modern, well-maintained, automated facilities with low maintenance costs, long useful lives and comparatively high injection and withdrawal, or "cycling," capabilities. Our facilities require low amounts of cushion gas, meaning that a relatively small amount of gas is required to remain inside our facilities in order to maintain a minimum facility pressure supporting the working gas. The size and flexibility of our facilities, together with the application of advanced skills in reservoir engineering, drilling, geology and geophysics, enable us to support individual high-cycle contracts in excess of the average physical cycling capabilities of our facilities. In addition to the facilities we own and operate, we also contract for 8.5 Bcf of gas storage capacity on a long-term basis from Natural Gas Pipeline Company of America LLC, or NGPL, on its pipeline system in the mid-continent at cost-of-service based rates that we believe are currently below market rates. The following table highlights certain important design information about our assets:

	AECO Hub™
	Suffield	Countess	Wild Goose	Salt Plains	NGPL
Name	Alberta	Alberta	California	Oklahoma	Midcon/Texok	Total
Location
Gas Storage Capacity (Bcf)	80	68	35	13	8.5	204.5
Peak Withdrawal (MMcf per day)	1,800	1,250	700	150	114	4,014
Peak Injection (MMcf per day)	1,600	1,150	450	115	57	3,372
Reservoirs	5	2	3	1	N/A	11
Storage Wells	60	29	15	30	N/A	134
Compression (horsepower)	36,000	34,500	20,800	10,000	N/A	101,300
In Service Date	1988	2003	1999	1995	N/A	1988 - 2003

  AECO Hub™

  Overview

        AECO Hub™, our largest operation, is comprised of two facilities in Alberta, Suffield and Countess, which are 75 miles apart but operate as one hub. Due to its high injection and withdrawal capacity (2.8 Bcf per day and 3.1 Bcf per day, respectively), AECO Hub™ supports high cycling customer contracts. AECO Hub™ is the largest natural gas storage provider in western Canada and the largest independent storage hub in North America, based on our analysis of working gas capacity owned by other storage owners, adjusted according to each such owner's percentage ownership of its respective storage facilities. Its location on TransCanada Pipeline's Alberta System with direct access to abundant western Canadian natural gas supply and pipeline connections to most major U.S. and Canadian natural gas markets provides us and our customers with significant flexibility and liquidity.

        AECO Hub™ is located in the Western Canadian Sedimentary Basin, or the WCSB, which is the major hydrocarbon basin in Canada and one of the most important gas producing regions in North America. The WCSB accounts for more than 98% of annual Canadian natural gas production and approximately 18% of annual North American natural gas production according to the Canadian National Energy Board, or NEB. Although WCSB production has leveled off in recent years, we expect that Canadian natural gas production will be sustained in future years by new production from large new shale plays in northeast British Columbia, a large remaining conventional natural gas resource base, and eventually Arctic gas from the Mackenzie Delta and Alaska.

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

        AECO Hub™ has been a central part of the Alberta System since the early 1990s, when the Suffield facility began providing title transfers as a hub service before that service was available on the pipeline. Many transactions were being transacted by storage customers and others at the Suffield facility and a new price index, known as the "AECO Hub™ Price Index," was developed to facilitate price discovery. AECO Hub™ is the most commonly referenced pricing point for Canadian natural gas, and the price of gas in Alberta is often referred to as the "AECO Price."

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

        Our rights to use the reservoirs at Suffield and Countess are held pursuant to a series of natural gas storage agreements, trust arrangements and similar instruments entered into with the holders of subsurface mineral interests of the land where the reservoirs are situated. Rights to access, occupy and use the lands for facilities including the well sites and pipelines are derived from access agreements, right-of-ways, easements, leases and other similar land use agreements with the surface owners of such land.

        Suffield Storage Facility.    AECO Suffield is located in southeastern Alberta. It is near the Alberta System's "eastern gate," the largest natural gas delivery point in Canada, where gas is delivered into TransCanada's mainline pipeline system (transporting gas to eastern Canada and the northeastern U.S.) and the Foothills/Northern Border pipeline system (transporting gas to Chicago and the Midwestern U.S.). AECO Suffield consists of 60 storage wells and five storage reservoirs with aggregate effective working capacity of approximately 80.0 Bcf. The storage reservoirs are connected to a central processing and compression facility by a system of five pipelines. Compression is provided by natural gas powered engines that have a total of more than 36,000 horsepower.

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

        Countess Storage Facility.    AECO Countess is located in south central Alberta, approximately 60 miles east of Calgary. Countess is connected to a large diameter pipe of the Alberta System. This modern gas storage project consists of 29 storage wells and two high performance gas storage reservoirs that are connected to a central processing and compression facility. The two storage reservoirs each have their own gathering pipeline system. Compression is electrically powered and totals approximately 34,500 horsepower. The two reservoirs have total effective working capacity of approximately 68.0 Bcf.

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

        Most LTF transactions at AECO Hub™ are for a gas storage capacity of 1.0 Bcf or greater and average 3.3 Bcf. LTF contract terms have been chosen so that a manageable amount of contracts expire each year, avoiding exposure to a large contract turnover volume during a temporary market downturn. Existing commitments represent approximately 51% of AECO Hub™'s capacity for the fiscal year ending March 31, 2012. The weighted average contract life of our LTF storage contracts at AECO Hub™ is 2.9 years but most of our current customers have consistently entered into new contracts when their existing contracts expire. The largest contract we have at AECO Hub™ is in the seventh year of an initial term of 10 years, with the potential to be extended in five year increments to a maximum term of 25 years under certain circumstances. Upon the expiration of the initial term and each subsequent five year extension, this contract is automatically extended for five additional years unless either party exercises its right to terminate the contract. Under the contract terms, the party exercising its early termination rights is subject to the payment of an early termination fee.

  Historic and Future Expansion

        Since our inception, we have increased the AECO Hub™'s gas storage capacity by 39.0 Bcf. We are continuing our delta pressuring activities at AECO Countess. We expect that the delta pressuring will increase the gas storage capacity of AECO Hub™ by another 2 Bcf by March 31, 2012.

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

  Wild Goose

  Overview

        Our Wild Goose storage facility is located 55 miles north of Sacramento, California. Wild Goose is a high deliverability, multi-cycle, or HDMC storage facility. This HDMC capability is made possible by the rock quality of the Wild Goose reservoirs and the extensive use of horizontal well technology.

        Wild Goose is strategically located in a highly-liquid hub market and is one of only three independent operating storage facilities in northern California. Wild Goose provides natural gas receipt and delivery services at Pacific Gas & Electric Company, or PG&E Citygate, a liquid trading point where gas supply from multiple upstream basins meets the volatile California end-use gas demands that create a dependence on natural gas storage. This location provides customers with the opportunity to take advantage of PG&E Citygate pricing, liquidity and arbitrage opportunities. Wild Goose is connected to two PG&E interconnect points—Line 167 (a local transmission line), which is situated adjacent to the facility, and PG&E's Line 400/401 (the large diameter backbone pipelines) via our own 25 mile, 30 inch connector pipeline. Wild Goose benefits from the energy supply and demand dynamics of California, including underlying natural gas consumption growth, fluctuating gas-fired power generation demand, a dual-peaking market for gas prices, uncertainty of pipeline supply and the potential for significant new power generation demand (partly due to the varying availability of hydro-power) to back up renewable energy sources such as wind and solar. These dynamics support high demand for natural gas storage.

  Facility

        Wild Goose operates 15 gas storage wells that are completed in three depleted natural gas reservoirs with an effective working capacity of 35.0 Bcf and a gas generated compression of 20,800 horsepower. The Wild Goose reservoirs are located in high quality rock formations. In addition, the reservoirs have a strong water drive mechanism, which helps maintain reservoir pressure and well deliverability. Rights to use the reservoirs at Wild Goose for natural gas storage are held pursuant to a series of natural gas storage leases with the surface owners of the lands where the reservoirs are situated as well as mineral owner agreements and similar instruments entered into with the holders of subsurface mineral interests in such lands. Rights for the lands used for the pipelines are derived from right-of-ways, easements, leases, and other similar land-use agreements.

  Customers

        Wild Goose's customers include a mix of gas market participants, including financial institutions, producers, marketers, power generators, pipelines and municipalities, resulting in a portfolio of customers with diverse usage patterns and different contract expiration dates. This allows us to optimize underutilized capacity.

        Wild Goose has contracts with over a dozen third-party customers for terms of one year or longer. Existing commitments represent approximately 74% of Wild Goose's capacity for the fiscal year ending March 31, 2012. The weighted average contract life of our LTF storage contracts at Wild Goose is 1.9 years, but many of our current customers have consistently entered into new contracts when their existing contracts expire.

  Historic and Future Expansion

        Since our inception, we have increased the gas storage capacity of Wild Goose by 17.0 Bcf. In December 2010 we received approval from the California Public Utilities Commission, or CPUC to amend Wild Goose's certificate to further expand the facility to 50.0 Bcf of gas storage capacity and to increase its maximum injection rate from 450 to 650 MMcf per day and its maximum withdrawal rate from 700 to 1,200 MMcf per day. This approval allowed us to quickly increase Wild Goose's gas storage capacity to 35.0 Bcf. In addition, we commenced construction activities to increase the capacity further to 50.0 Bcf as soon as is practicable. We expect that the remaining 15.0 Bcf of certificated capacity will be available for service no later than March 31, 2012.

  Regulatory

        Wild Goose is regulated as a state utility by the CPUC and is certified to serve the California intra-state market. Wild Goose has regulatory authority to negotiate market based rates for third-party storage contracts and buys and sells gas for its own account to optimize its operations. In addition, as an independent storage provider Wild Goose is exempt from the provisions of California's affiliate conduct rules and has the right to coordinate its operation with our other facilities. It is however, restricted from contracting for natural gas storage services with its affiliates.

  Environmental

        There are currently no material environmental liabilities at Wild Goose. Wild Goose operates in environmentally sensitive agricultural and wetlands recreation environments. All facilities are modern and are operated based on strict environmental and maintenance standards.

        In constructing and expanding the Wild Goose facility, we have experienced no significant environmental-related delays or unexpected costs, by initially bringing forward development plans that mitigate any environmental impacts to the satisfaction of all responsible agencies and stakeholders. Wild Goose has received the State of California—Department of Conservation Award for Outstanding Oilfield Lease and Facility Maintenance for six consecutive years.

  Salt Plains

  Overview

        Our Salt Plains storage facility is located 110 miles north of Oklahoma City, Oklahoma, in a region of growing demand for natural gas as a fuel for heating and power generation. Salt Plains provides intrastate services in Oklahoma through its connection to pipelines operated by ONEOK Gas Transportation Pipelines, L.L.C., or ONEOK, and intrastate and interstate services through its interconnect with pipelines operated by Southern Star Central Gas Pipeline, Inc., or Southern Star. The heightened supply and demand imbalances in this market create increased margin opportunities for us and our customers.

        Salt Plains is in a strategic mid-continent location with interconnects to pipelines owned by Southern Star and ONEOK, which serve both regional and mid-continent gas markets. This provides customers the benefits of liquidity, supply, and arbitrage opportunities. In addition, gas produced in the Rocky Mountains that is delivered to the mid-continent region gets redistributed to various pipelines such as Southern Star that have access to Salt Plains. Growing shale gas development in neighboring regions, such as the Barnett, Fayetteville, Haynesville and Cana Woodford shales, is also adding significant supply to the mid-continent region, which has the potential to increase demand for gas storage services. Compression is gas-powered and totals approximately 10,000 horsepower. The reservoir has a total working gas storage capacity of approximately 13.0 Bcf.

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

  Customers

        Existing commitments represent approximately 36% of Salt Plains' capacity for the 2012 fiscal year. The weighted average contract life of our LTF storage contracts at Salt Plains is 1.4 years, but most of our current customers have consistently entered into new contracts when their existing contracts expire. The largest contract we have at Salt Plains is in the third year of a three year term.

  Historic and Future Expansion

        Since our inception, we have increased the facility's gas storage capacity by 4.3 Bcf. We believe there is the potential for opportunities to expand the gas storage capacity of the facility and we are currently assessing the feasibility of such expansion in the future.

  Regulatory

        Our Salt Plains intrastate operations are subject to regulation by the Oklahoma Corporation Commission, or the OCC. Salt Plains is also authorized to provide interstate storage service under the Natural Gas Policy Act of 1978 and the Federal Energy Regulatory Commission, or FERC, regulations and policies that allow intrastate pipeline and storage companies to engage in interstate commerce (commonly known as NGPA section 311 services). Salt Plains provides these NGPA section 311 services, which are not subject to FERC's broader jurisdiction under the Natural Gas Act, pursuant to a Statement of Operating Conditions which is on file with FERC. The OCC's regulatory policies are generally less stringent than those of FERC. Currently, Salt Plains is authorized to charge market based rates in both intrastate and interstate service and has no restrictions on affiliate interactions.

  Environmental

        We are not aware of any current material environmental liabilities relating to the Salt Plains facility.

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

  Access Gas Services

        We have a small but growing gas marketing business in Eastern Canada, British Columbia and Alberta serving commercial, industrial and retail customers. This is also a margin business where supply is locked in to serve customers at committed prices. In Eastern Canada, EnerStream Agency Services also provides fee based agency services to natural gas end-users.

Regulation

        Our operations are subject to extensive laws and regulations that have the potential to have a significant impact on our business. We may incur substantial costs in order to conduct our operations in compliance with these laws and regulations. We are subject to regulatory oversight by federal, state, provincial and local regulatory agencies, many of which implement rules and regulations that are binding on the natural gas storage and pipeline industry, related businesses and individual participants. The failure to comply with such laws and regulations can result in substantial penalties. The cost of regulatory compliance on our operations increases our costs of doing business and, consequently, affects our profitability. However, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors.

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

  Environmental Matters

        Our natural gas storage operations are subject to stringent and complex federal, state, provincial and local laws and regulations governing environmental protection, including air emissions, water quality, wastewater discharges, and solid waste management. Such laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits and other approvals. These laws and regulations impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct certain activities under statutes such as the Clean Water Act, or CWA, the Clean Air Act, or CAA, the Safe Drinking Water Act, or SDWA and comparable legislation in Canada limiting or preventing the release of materials from our facilities, managing wastes generated by our operations, the installation of pollution control equipment, responding to releases of process materials or wastes from our operations, and the risk of substantial liabilities for pollution resulting from our operations. The Occupational Safety and Health Act, or OSHA, comparable state statutes that regulate the protection of the health and safety of workers, as well as the Occupational Health and Safety Act in the Province of Alberta, and comparable federal legislation in Canada also apply to our operations. Failure to comply with these laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. We believe that we are in substantial compliance with existing environmental laws and regulations and that such laws and regulations will not have a material adverse effect on our business, financial position or results of operations. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance of the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

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

  Climate Change

        There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gases (GHGs). Future regulation of GHGs in the United States could occur pursuant to future U.S. treaty commitments, new domestic legislation that may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. The Obama Administration has indicated its support for a mandatory cap and trade program to reduce GHG emissions. However, a change in the control of Congress makes it unlikely that federal climate change legislation will be passed in the next few years. Similarly, the outcomes of the ongoing international negotiations since Cancun make it unlikely that a new, legally-binding international instrument to control GHGs will be adopted in the near future.

        While a new federal or international program seems unlikely, we may have to comply with state or regional programs to limit GHG emissions. State and regional programs that may impact our operations include the Western Climate Initiative (WCI) and the Regional Greenhouse Gas Initiative (RGGI). Given New Jersey's recent withdrawal, the future status of RGGI, and agreement between the states in the Northeastern U.S. is uncertain. We do not believe that RGGI will impact our business because we do not currently have operations in RGGI member states. The WCI is an agreement between the states of California, Oregon, Washington, New Mexico, Arizona, Utah and Montana, and the Canadian provinces of British Columbia, Manitoba, Ontario, and Quebec. If enough WCI member states pass implementing legislation, the WCI will create a regional cap-and-trade scheme for GHG emissions. Depending on the scope of any regional programs that we must comply with, we could be required to obtain and surrender allowances for GHG emissions statutorily attributed to our operations (e.g., emissions from compressor stations or the injection and withdrawal of natural gas). Although we would not be impacted to any greater degree than other similarly situated natural gas storage companies, a stringent GHG control program could have an adverse effect on our cost of doing business and reduce demand for the natural gas storage services we provide.

        In 2006, the California State Legislature passed and Governor Schwarzenegger signed AB 32, the Global Warming Solutions Act of 2006, with a goal of reaching (i) 1990 GHG emissions levels by the year 2020, (ii) 80% of 1990 levels by 2050, and (iii) establishing mandatory emissions reporting program. AB 32 directed the California Air Resources Board, or CARB, to begin developing discrete early actions to reduce GHGs while also preparing a scoping plan to identify how best to reach the 2020 limit. Since the passage of AB 32, the CARB approved in December 2010 a GHG cap-and-trade program, which is scheduled to take effect in 2012. However, a recent court order and citizens' challenge threatens to delay California's cap-and-trade program. No final determination has been made with regard to the potential applicability of the AB 32 cap-and-trade program to our operations. We are therefore not in a position to quantify any potential costs associated with compliance under the program as proposed. However, any limitation a finalized program places on GHG emissions from our equipment and operations could require us to incur costs to reduce the GHG emissions associated with our operations.

        Even in the absence of new federal legislation the U.S. Environmental Protection Agency, or EPA, has begun to regulate GHG emissions pursuant to the federal Clean Air Act (CAA) based on the April 2007 United States Supreme Court ruling in Massachusetts, et al. v. EPA that the EPA has authority to regulate carbon dioxide emissions. The GHG regulations that EPA has issued following exercising the authority affirmed by Massachusetts v. EPA include: (1) the December 2009 "endangerment finding" determining that air pollution from six GHGs endangers public health and welfare, and that mobile sources cause or contribute to that air pollution; (2) the May 2010 "Tailpipe Rule," issued jointly with the National Highway Traffic Safety Administration setting GHG emission and fuel economy standards for new light-duty vehicles; (3) the April 2010 "Timing Rule," concluding that stationary source regulation under Titles I and V of the CAA (involving Prevention of Significant Deterioration regulations and operating permits, respectively) must regulate GHG emissions beginning when such emissions are subject to controls under the mobile source provisions of the Act; (4) the June 2010 "Tailoring Rule," temporarily exempting small stationary sources from PSD and Title V requirements through regulations modifying the Act's emissions thresholds; and (5) the December 2010 "SIP Call" rule, finding 13 State Implementation Plans ("SIPs") inadequate because they did not regulate GHGs from stationary sources, and directing those States to correct the inadequacies or face federalization of their permitting programs. The first four rules have been challenged in consolidated litigation in the D.C. Circuit. However, the Court refused to stay the rules while the challenge is pending.

        In addition to the above rules, the EPA has stated that it intends to propose standards for power plants in July 2011 and for refineries in December 2011 and will issue final standards in May 2012 and November 2012, respectively. Finally, in December 2010, the EPA issued its plan to update pollution standards for fossil fuel power plants and petroleum refineries. This new standard along with the current EPA's GHG regulations could affect the demand for gas.

        Pursuant to a Congressional mandate in the FY2008 Consolidated Appropriations Act, EPA has promulgated regulations requiring the measuring and reporting of GHG emissions from a variety of industrial sources. Finalized in October 2009, the Mandatory Reporting of Greenhouse Gas Emissions Rule (Mandatory Reporting Rule or MRR) sets out general provisions applicable to all entities with MRR compliance obligations, as well as a series of subparts covering particular industrial sectors. For most sectors, MRR obligations are triggered when the facility's emissions exceed 25,000 metric tons of carbon dioxide equivalent in a year, however, some facilities will be covered regardless of their emissions levels. Since the initial MRR was finalized, the EPA has gone on to finalize additional subparts, bringing new sectors within the scope of the rule. Finalized in June 2010, Subpart W of the MRR applies to owners and operators of petroleum and natural gas systems, which are defined to include onshore oil and natural gas production, offshore oil and natural gas production, onshore natural gas process, onshore natural gas transmission and compression, underground natural gas storage, LNG storage, and LNG import and export activities be subject to the MRR's requirements if they emit more than 25,000 metric tons of carbon dioxide equivalent per year. Because our primary business involves underground natural gas storage, we are potentially subject to Subpart W of the MRR.

        Canada is a signatory to the United Nations Framework Convention on Climate Change and has ratified the Kyoto Protocol established thereunder to set legally binding targets to reduce nation-wide emissions of carbon dioxide, methane, nitrous oxide, and other GHG. It is generally anticipated that the Canadian government will consider regulatory measures similar to those being proposed by the EPA, but new national legislation on climate change is not expected at this time. Rather, the majority of GHG initiatives in Canada are likely to be in the form of regional initiatives.

        British Columbia has been in the process of implementing a cap-and-trade system consistent with the requirements of the WCI. The province has created a Climate Action Secretariat that is responsible for developing cap-and-trade rules. Ontario, another province participating in the WCI, has committed to a phase out of coal-fired power by 2014.

        Alberta regulates GHG emissions under the Climate Change and Emissions Management Act, the Specified Gas Reporting Regulation (the "SGRR"), which imposes GHG emissions reporting requirements, and the Specified Gas Emitters Regulation (the "SGER"), which imposes GHG emissions limits. A facility subject to the SGRR must report if it has GHG emissions of 50,000 metric tonnes or more from a facility in any year. Under the SGER, GHG emission limits apply once a facility has direct GHG emissions in a year of 100,000 metric ton or more. Under the SGER, subject facilities are required to reduce their emission intensities (e.g., metric ton of GHGs emitted per unit of production) by 12% in the case of facilities operating prior to 2000 and by 2% per year beginning in the fourth year of commercial operations for facilities commencing operations in 2000 and after up to a maximum of 12%. A facility subject to the SGER may meet the applicable emission limits by making emissions intensity improvements, offsetting GHG emissions by purchasing offset credits or emission performance credits in the open market, or acquiring "fund credits" by making payments of CDN$15 per metric tonne to the Alberta Climate Change and Management Fund. The direct and indirect costs of these regulations may adversely affect our operations and financial results.

Rates

        Commercial arrangements at our facilities in the U.S. are subject to the jurisdiction of regulators, including FERC, the OCC and the CPUC. With authorization of the Alberta Government, commercial arrangements at our facility in Alberta, Canada, could be regulated by the AUC, but it is not currently Alberta Government policy to apply any such rate regulation. Each of our facilities currently has the ability to negotiate and charge rates based upon market prices, and are not limited to charging cost-of-service rates which are capped at recovery of costs plus a reasonable rate of return. The exemptions we receive under the regulatory regimes applicable to us enable us to buy, sell and store natural gas for our own account at our existing storage assets. The ability to charge market-based rates enables us to charge greater prices than many other storage providers which are required to charge cost-of-service based rates and our ability to buy, sell and store natural gas for our own account enables us to optimize our working gas capacity. In addition, we are permitted to consolidate management, marketing, and administrative functions for efficiencies in matters that some competing operators are prohibited from due to affiliate rules to which they are subject.

Employees

        As of March 31, 2011, we had 129 employees. Our executive officers are currently employed by Niska Partners Management ULC and subsidiaries of Niska Gas Storage Partners LLC.

Competition

        The natural gas storage business is competitive. The principal elements of competition among storage facilities are rates, terms of service, types of service, access to supply sources, access to demand markets and flexibility and reliability of service. Because our facilities are strategically located in key North American natural gas producing and consuming regions, we face competition from existing competitors who also operate in those markets. Our competitors include gas storage companies, major integrated energy companies, pipeline operators and natural gas marketers of varying sizes, financial resources and experience. Competitors of the AECO Hub™ currently include TransCanada (Edson, CrossAlta), Atco (Carbon) and Enstor (Alberta Hub). Competitors of our Wild Goose facility currently include Buckeye Partners (Lodi), PG&E, NW Natural and PG&E (Gill Ranch) and a number of proposed projects in northern California. Competitors of our Salt Plains facility currently include Southern Star. Given the key location of our facilities, additional competition in the markets we serve could arise from new developments or expanded operations from existing competitors. We anticipate that growing demand for natural gas storage in the markets we serve will be met with increasing storage capacity, either through the expansion of existing facilities or the construction of new storage facilities.

Seasonality

        Our cash expenditures related to our optimization activities are highest during summer months, and our cash receipts from our optimization activities are highest during winter months. Consequently, our results of operations for the summer are generally lower than for the winter. With lower cash flow during the second and third calendar quarters, we may be required to borrow money in order to pay distributions to our members.

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

        We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.35 per unit, or $1.40 per unit per year, which will require cash of approximately $24.1 million per quarter, or $96.6 million per year, based on the number of common and subordinated units currently outstanding. Under our cash distribution policy, the amount of cash we can distribute on our units principally depends upon the amount of cash generated from our operations, which will fluctuate based on, among other things:

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

        From our inception in May 2006 to March 31, 2011, we utilized an average of approximately 67.6% of our operated capacity for our LTF strategy, representing an average of approximately 46.1% of annual realized revenue. The volume-weighted average life of our LTF contracts at March 31, 2011 was 2.6 years. From inception to March 31, 2011, we utilized an average of approximately 16.7% of our operated capacity for our STF strategy, representing an average of approximately 17.8% of annual realized revenue. Over the same period, we utilized an average of approximately 15.7% of our operated capacity for our proprietary optimization strategy, representing an average of approximately 36.1% of annual revenue. As of March 31, 2011, approximately 22% of our LTF contracts and all of our STF contracts were due to expire on or before March 31, 2012. A prolonged downturn in the natural gas storage market due to the occurrence of any of the above factors could result in our inability to renegotiate or replace a number of our LTF contracts upon their expiration, leaving more capacity exposed to the value that could be generated through STF contracts or optimization. STF and optimization values would be impacted by the same factors, and market conditions could deteriorate further before the opportunity to extract value with those strategies could be realized.

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

        Our $800.0 million principal amount of outstanding indebtedness consists of the 8.875% senior notes due 2018 of Niska US and Niska Canada. Our level of debt could have important consequences to us, including the following:

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

        The indenture governing our senior notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, both the indenture and our $400 million credit agreement contain covenants limiting our ability to pay distributions to unitholders. The covenants apply differently depending on our fixed charge coverage ratio (defined substantively the same in the indenture and the credit agreement). If the fixed charge coverage ratio is greater than 1.75 to 1.0, we will be permitted to make restricted payments, including distributions to our unitholders, if the aggregate restricted payments since the date of our IPO, excluding certain types of permitted payments, are less than the sum of a number of items including, most importantly, operating surplus (defined similarly to the definition in our Operating Agreement) calculated as of the end of our preceding fiscal quarter and the aggregate net cash proceeds received by us as a capital contribution or from the issuance of equity interests, including the net proceeds received from our IPO. The indenture governing our senior notes contains an additional general basket of $75 million not contained in our credit agreement.

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

        A principal focus of our strategy is to grow the cash distributions on our units by expanding our business. Our ability to grow depends on our ability to complete expansion and development projects and make acquisitions that result in an increase in cash per unit generated from operations. We have near term projects in progress to expand our capacity by up to an additional 17.0 Bcf, including 15.0 Bcf of capacity expected to become available by March 31, 2012 at Wild Goose and an additional 2.0 Bcf of capacity expected to become available by March 31, 2012 at AECO. We may be unable to successfully complete accretive expansion or development projects or acquisitions for any of the following reasons:

  •
  we are unable to identify attractive expansion or development projects or acquisition candidates or we are outbid by competitors;

  •
  we are unable to obtain necessary regulatory and/ or government approvals;

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

        A significant strengthening of the U.S. dollar could result in an increase in our financing expenses and could materially affect our financial results under U.S. GAAP. In addition, because we report our operating results in U.S. dollars, changes in the value of the U.S. dollar also result in fluctuations in our reported revenues and earnings. In addition, under U.S. GAAP, all foreign currency-denominated monetary assets and liabilities such as cash and cash equivalents, accounts receivable, restricted cash, accounts payable, long-term debt, capital lease obligations and asset retirement obligations are revalued and reported based on the prevailing exchange rate at the end of the reporting period. This revaluation may cause us to report significant non-monetary foreign currency exchange gains and losses in certain periods.

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

        AECO Hub™ in Alberta is not currently subject to rate regulation. The Alberta Energy Resources Conservation Board, or the ERCB, has jurisdiction to regulate the technical aspects of construction, development, and operation of storage facilities. If approved to do so by the Alberta Government, the AUC, may also set prices for gas stored in Alberta. It is not currently Alberta Government policy to disturb market-based prices of independent gas storage facilities. If, however, the AUC was authorized to regulate the rates we charge, it could materially adversely affect our business. In addition, a connected pipeline tolling structure is available to our customers at AECO Hub™, allowing them to inject and withdraw natural gas without incremental transportation costs. There has been a decision to include the previously provincially-regulated Alberta System under the jurisdiction of the Federal National Energy Board, or NEB, and it is possible that the NEB could assume federal jurisdiction over, and set rates for, connected storage facilities, including AECO Hub™, or invoke transportation toll design changes that negatively impact AECO Hub™.

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

New derivatives legislation could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.

        We use over-the-counter (OTC) derivatives products to hedge commodity risks and, to a lesser extent, our interest rate and currency risks. Recent legislation has been adopted to increase the regulatory oversight of the OTC derivatives markets and impose restrictions on certain derivative transactions, which could affect the use of derivatives in hedging transactions. Final regulations pursuant to this legislation defining which companies will be subject to the legislation have not yet been adopted. If future regulations subject us to additional capital or margin requirements or other restrictions on our trading and commodity positions, they could have an adverse effect on our ability to hedge risks associated with our business and on the cost of our hedging activities.

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

        Unitholders have little ability to remove our manager. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our manager. Holdco owns 72.6% of our outstanding common and subordinated units. Accordingly, our public unitholders are currently unable to remove our manager without Holdco's consent because Holdco owns sufficient units to be able to prevent the manager's removal.

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

        If at any time our manager and its affiliates own more than 80% of the common units, our manager will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our Operating Agreement. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our manager is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Operating Agreement that prevents our manager from issuing additional common units and exercising its call right. If our manager exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our manager and its affiliates own approximately 48.2% of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than for the conversion of the subordinated units into common units), our manager and its affiliates will own approximately 74.6% of our outstanding common units.

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

        We have 33,804,745 common units and 33,804,745 subordinated units outstanding. 16,304,745 of the common units and all of the subordinated units are owned by Holdco. All of the subordinated units will convert into common units at the end of the subordination period, which could occur as early as the distribution in respect of the quarter ending March 31, 2013. Sales by Holdco or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we provided registration rights to Holdco. Under our Operating Agreement, our manager and its affiliates have additional registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

Recently proposed legislation in Canada relating to the taxation of partners in a Canadian partnership could result in a significant increase in Canadian taxes paid over the next five years.

        Under Canadian tax law, partners in a partnership report their shares of the partnership's income or loss each year. When the partnership uses a different tax year than the partner, the partner generally takes into account the income or loss accrued for the partnership year that ends within the partner's tax year. Under legislation recently proposed in the Canadian parliament, however, certain partners would be required to accrue their shares of the partnership's income through the end of the partners' tax years (even if the partnership's year has not yet ended). Changes to this system can result in the partner being required to report more than one year of the partnership's income for a single tax year.

        Certain of our subsidiaries are partners in partnerships and would be required to report additional income and pay additional Canadian income taxes under the proposed legislation. Although we would be allowed to spread the accelerated income over a prospective five year period, if such legislation were to be enacted in its current form, the amount of Canadian income taxes paid by us could increase by a material amount, reducing the cash available for distribution to unitholders. At this time, we cannot predict the form of legislation that might ultimately be enacted or the specific effects of that legislation on us

We may become a resident of Canada and have to pay tax in Canada on our worldwide income, which could reduce our earnings, and unitholders could then become taxable in Canada in respect of their ownership of our units. Moreover, as a non-resident of Canada we may have to pay tax in Canada on our Canadian source income, which could reduce our earnings.

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

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the Department of the Treasury issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly- traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Although existing publicly-traded partnerships are entitled to rely on these proposed Treasury Regulations, they are not binding on the IRS and are subject to change until final Treasury Regulations are issued. Moreover, our method of proration differs from the proposed Treasury Regulations with respect to allocations of certain items of income and loss. Our counsel has not rendered an opinion regarding the validity of our proration method.

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

Item 4.    (Removed and Reserved).

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

  Our Limited Liability Company Interests

        As of June 10, 2011, we had outstanding 33,804,745 common units, 33,804,745 subordinated units, a 2% managing member interest and incentive distribution rights, or IDRs. The common units and subordinated units together represent all of our limited partner interests and 98% of our total ownership interests, in each case excluding our IDRs. As discussed below under "Our Cash Distribution Policy—Incentive Distribution Rights," the IDRs represent the right to receive increasing percentages, up to a maximum of 48%, of the cash we distribute from operating surplus (as defined below) in excess of $0.4025 per unit per quarter. Holdco currently owns approximately 48.2% of our outstanding common units, all of our subordinated units and all of our IDRs.

        Our common units, which represent limited liability company interests in us, are listed on the NYSE under the symbol "NKA." Our common units have been traded on the NYSE since May 12, 2010. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per unit for our common units on the NYSE:

Three Months Ended	High	Low
June 30, 2010 (from May 12, 2010)	$19.98	$17.01
September 30, 2010	$19.60	$17.93
December 31, 2010	$20.60	$19.32
March 31, 2011	$22.11	$19.25

        On June 10, 2011, the closing market price for our common units was $19.24 per unit.

        We have gathered tax information from our known unitholders and from brokers/nominees and, based on the information collected, we estimate our number of beneficial unitholders to be approximately 15,000 at March 31, 2011.

        Cash distributions paid to unitholders for the year ended March 31, 2011 were as follows:

Record Date	Payment Date	Per Unit
August 10, 2010	August 13, 2010	$0.173
November 11, 2010	November 12, 2010	$0.35
February 7, 2011	February 11, 2011	$0.35
May 6, 2011	May 13, 2011	$0.35

        We generally make quarterly cash distributions of substantially all of our available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our manager deems appropriate. Distributions of cash paid by us to a unitholder will not result in taxable gain or income except to the extent the aggregate amount distributed exceeds the tax basis of the Common Units owned by the unitholder.

        We are a publicly traded LLC and are not subject to federal income tax on our U.S.-sourced income. Instead, unitholders are required to report their allocable share of our income, gain, loss and deduction, regardless of whether we make distributions. We have made quarterly distribution payments since August 2010.

        We are subject to withholding taxes by the Canada Revenue Agency ("CRA") for the portion of our quarterly distributions that are derived from our Canadian operations. Unitholders receive foreign tax credits equal in amount to the amount that we pay to the CRA and can apply these credits against other Canadian sourced income, to the extent that they may have any.

        The following graph reflects the changes in closing prices from May 12, 2010, the first trading day of our common units on the NYSE, through March 31, 2011:

NKA Unit Price

  Holders

        As of June 10, 2010, there were 4 holders of record of our common units. The number of record holders does not include holders of units in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

  Our Cash Distribution Policy

        Our Operating Agreement contains a policy pursuant to which we pay regular quarterly cash distributions in an aggregate amount equal to substantially all of our available cash. Under the policy, each quarter our board makes a determination of the amount of cash available for distribution to members. Our board determines cash available for distribution to be an amount equal to all cash on hand at the end of the quarter, less reserves for the prudent conduct of our business (including reserves for capital expenditures, operating expenditures and debt service) or for distributions to members in respect of future quarters. Our board's determination of available cash takes into account the need to maintain certain cash reserves to preserve our distribution levels across seasonal and cyclical fluctuations in our business. Our board may determine to reserve or reinvest excess cash in order to permit gradual or consistent increases in quarterly distributions and may borrow to fund distributions in quarters when we generate less available cash than necessary to sustain or grow our cash distributions per unit.

        Consistent with our Operating Agreement, our board has, to date, declared a minimum quarterly distribution of $0.35 per unit per complete quarter, or $1.40 per unit per year, for each complete fiscal quarter since our IPO. This equates to an aggregate cash distribution of approximately $24.1 million per quarter or $96.6 million per year, in each case based on the number of common units and subordinated units and the 2% managing member interest currently outstanding. These distributions reflect the Board's basic judgment that our unitholders will be better served by our distributing our available cash, after expenses and reserves, rather than retaining it. Because we believe we will generally finance any expansion capital investments from external financing sources, including commercial bank borrowings and the issuance of debt and equity interests, we believe that our investors are best served by our distributing all of our available cash. Because we are not subject to entity-level U.S. federal income tax, we will have more cash to distribute to unitholders than would be the case if we were subject to such tax.

  Managing Member Interest

        Our manager is entitled to 2% of all distributions that we make prior to our liquidation. Our manager has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current managing member interest if we issue additional membership interests in the future. The manager's initial 2% interest in distributions will be reduced if we issue additional membership interests in the future and our manager does not contribute a proportionate amount of capital to us to maintain its 2% managing member interest.

  Incentive Distribution Rights

        Incentive distribution rights represent the right to receive an increasing percentage (13%, 23% and 48%) of quarterly distributions of cash from operating surplus after the minimum quarterly distribution and the target distribution levels have been achieved. Holdco holds the incentive distribution rights but may transfer these rights, subject to restrictions in our Operating Agreement.

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

  Limitations on Cash Distributions; Ability to Change Our Cash Distribution Policy

        There is no guarantee that unitholders will receive quarterly cash distributions from us. Our distribution policy may be changed at any time and is subject to certain restrictions, including:

  •
  Our cash distribution policy may be affected by restrictions on distributions under our $400.0 million credit agreement and by the indenture relating to our senior notes as well as by restrictions in future debt agreements that we enter into. Specifically, our credit agreement and indenture contain financial tests and covenants, commensurate with companies of our credit quality that we must satisfy. Should we be unable to satisfy these restrictions under our $400.0 million credit agreement or indenture or if we are otherwise in default under our $400.0 million credit agreement or indenture, we would be prohibited from making cash distributions to unitholders notwithstanding our stated cash distribution policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our 8.875% Senior Notes Due 2018" and "—Our $400.0 Million Credit Agreement."

  •
  Our board's determination of cash available for distribution takes into account reserves for the prudent conduct of our business (including reserves for cash distributions to our members), and the establishment of (or any increase in) those reserves could result in a reduction in cash distributions to our unitholders from the levels we currently anticipate.

  •
  Even if our cash distribution policy is not modified or revoked, the amount of distributions we pay under our cash distribution policy and the decision to make any distribution is determined by our board.

  •
  Because we have limited history operating with a policy of distributing substantial amounts of cash and have grown rapidly through expansion of our facilities, we have a limited historical basis upon which to rely in our determination as to whether we will have sufficient available cash to pay the minimum quarterly distribution.

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

Use of Proceeds from the Sales of Registered Securities

        On May 17, 2010, we completed our IPO of common units pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-165007), that was declared effective on May 10, 2010. Under the registration statement, we sold an aggregate of 17,500,000 common units to the public at a price of $20.50 per common unit. Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, RBC Capital Markets Corporation, and UBS Securities LLC acted as joint book-running managers of the offering. The offering commenced on April 30, 2010 and closed on May 17, 2010. As a result of our IPO, we raised a total of $358.8 million in gross proceeds, and approximately $331.4 million in net proceeds after deducting underwriting discounts and commissions of $22.0 million, structuring fees of $1.3 million and offering expenses of approximately $4.0 million.

        We used approximately $271.4 million of the net proceeds of this offering to fully repay all borrowings under our revolving credit facilities. We have used the remainder for general company purposes, including funding a portion of the cost of our expansion projects.

Equity Compensation Plan

        As of March 31, 2011, there were no equity compensation plans providing for issuances of equity securities of the registrant. See "Item II. Executive Compensation—Compensation Discussion and Analysis—Long-Term Incentive Plan" for information about our Long-Term Incentive Plan, which became effective at the time of our IPO.

Item 6.    Selected Financial Data.

        The following table shows selected historical consolidated financial and operating data of Niska Gas Storage Partners LLC for the fiscal year ended March 31, 2011, and Niska Predecessor, consisting of the combined financial statements of Niska GS Holdings I, L.P. and Niska GS Holdings II, L.P. for the fiscal years ended March 31, 2010, 2009 and 2008 and for the period from May 12, 2006 to March 31, 2007. Niska Predecessor acquired our predecessor business from EnCana Corporation in a two step transaction. In the first step of the transaction, which closed on May 12, 2006, Niska Predecessor acquired all of our assets except Wild Goose. In the second phase of the transaction, which closed on November 16, 2006, Niska Predecessor acquired Wild Goose. This document does not include financial statements relating to the assets prior to their acquisition by Niska Predecessor because of the reasons explained below. As a result, the financial statements of Niska Predecessor for the period ended March 31, 2007 are not directly comparable to financial statements for subsequent periods.

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

        The historical consolidated financial data presented for the year ended March 31, 2011 and the combined financial data presented for the years ended March 31, 2010, 2009 and 2008 and the period from May 12, 2006 to March 31, 2007 is derived from audited financial statements for those respective periods, and should be read together with and is qualified in its entirety by reference to, the historical audited consolidated and combined financial statements, respectively of Niska Gas Storage Partners LLC and Niska Predecessor and the accompanying notes included in Item 8.

        Moreover, the table should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

	Niska	Niska Predecessor
	Years Ended March 31,				Period from May 12, 2006 to March 31, 2007(1)
	2011	2010	2009	2008
	(dollars in millions)
Consolidated Statement of Earnings Data:
Revenues(2)	$230.1	$270.5	$252.2	$232.9	$193.8
Depreciation and amortization	46.9	43.1	54.8	45.5	46.6
Interest and debt expense	77.0	38.1	53.5	73.9	60.2
Earnings before income taxes(3)	27.4	121.1	96.9	45.0	41.4
Net earnings(3)	57.5	53.2	108.8	48.3	53.5
Balance Sheet and Other Financial Data (at period end):
Total current assets	$443.7	$430.0	$355.9	$225.9	$228.3
Total assets	2,061.3	2,099.4	2,002.9	1,905.2	1,931.1
Total debt (including current portion)	800.0	800.0	662.0	693.8	833.7
Members' equity	917.0	929.8	977.4	867.1	820.5
Operational Data: (unaudited)
Effective working gas capacity (Bcf)(4)	204.5	185.5	163.7	155.3	144.2
Capacity added during the period (Bcf)	19.0	21.8	8.4	11.1	—
Percent of operated capacity leased to third parties(5)	71.4%	79.5%	89.7%	89.9%	97.0%

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

(5)
Excludes NGPL leased capacity of 8.5 Bcf.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The historical financial statements included elsewhere in this document reflect the consolidated assets, liabilities and operations of Niska Gas Storage Partners LLC ("Niska Partners" or "Niska") as at and for the year ended March 31, 2011, and the combined assets, liabilities and earnings of Niska Predecessor as at and for the years ended March 31, 2010 and 2009. The following discussion of the historical consolidated and combined financial condition and results of operations should be read in conjunction with the historical financial statements and accompanying notes of Niska and Niska Predecessor included elsewhere in this document. In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See "Forward-Looking Statements." Factors that could cause actual results to differ include those risks and uncertainties that are discussed in "Risk Factors."

        A summary of financial and operating data for the years ended March 31, 2011, 2010 and 2009 is as follows:

	Niska	Niska Predecessor
	Year Ended March 31,
	2011	2010	2009
	(dollars in millions)
Consolidated Statement of Earnings and Comprehensive Income Data:
Revenues
Long-term contract revenue	$119.6	$109.8	$110.7
Short-term contract revenue	41.0	58.4	52.0
Optimization, net(1)	69.5	102.3	89.4

	230.1	270.5	252.2
Expenses (Income):
Operating	44.8	38.2	45.4
General and administrative	34.6	36.6	24.2
Depreciation and amortization	47.0	43.1	54.8
Interest	77.0	38.1	53.5
Impairment of assets(2)	—	0.7	24.2
Other income(3)	(0.2)	0.0	(20.8)
Foreign exchange gains	(0.5)	(7.2)	(25.8)

Earnings before income taxes	27.4	121.1	96.9
Income tax expense/(benefit):
Current	1.2	1.3	0.3
Deferred	(31.3)	66.6	(12.2)

	(30.1)	67.9	(11.9)

Net earnings and comprehensive income	$57.5	$53.2	$108.8

Reconciliation of Adjusted EBITDA to net income:
Net earnings	$57.5	$53.2	$108.8
Add/(deduct):
Interest expense	77.0	38.1	53.5
Income tax expense/(benefit)	(30.1)	67.9	(11.9)
Depreciation and amortization	47.0	43.1	54.8
Unrealized risk management losses/(gains)	44.8	24.7	(82.8)
Foreign exchange gains	(0.5)	(7.2)	(25.8)
Loss on sale of assets	—	—	—
Impairment of assets	—	0.7	24.1
Other income	(0.2)	0.0	(20.8)
Unrealized inventory impairment writedown	—	3.4	62.3

Adjusted EBITDA	$195.5	$223.9	$162.2

Less:
Cash interest expense, net	$(76.0)	$(40.2)	$(45.1)
Income taxes paid	(0.5)	(0.3)	$(0.3)
Maintenance capital expenditures	(1.7)	(0.9)	$(1.4)
Other income	0.2	$(0.0)	$20.8

Cash Available for Distribution	$117.5	$182.5	$136.2

Balance Sheet Data (at period end):
Total assets	$2,061.3	$2,099.3	$2,002.9
Property, plant and equipment, net of accumulated depreciation	964.1	983.0	940.2
Long-term debt(4)	800.0	800.0	597.0
Total partners' equity	917.0	929.8	977.4
Operating Data (unaudited):
Effective working gas capacity (Bcf)(5)	204.5	185.5	163.7
Capacity added during period (Bcf)	19.0	21.8	8.4
Percent of operated capacity contracted to third parties(6)	71.4%	79.5%	89.7%

(1)
Optimization revenue is presented net of cost of goods sold. Net optimization revenues include unrealized risk management gains/losses and write-downs of inventory. We had an unrealized risk management loss of $44.8 million for the year ended March 31, 2011, an unrealized risk management loss of $24.7 million for the year ended March 31, 2010 and an unrealized risk management gain of $82.8 million for the year ended March 31, 2009. We had a write-down of inventory of $62.3 million for the year ended March 31, 2009, compared to $3.4 million for the year ended March 31, 2010. Excluding these non-cash items, which do not affect Adjusted EBITDA, our realized optimization revenues were $114.3 million for the year ended March 31, 2011, $130.4 million for the year ended March 31, 2010 and $68.9 million for the year ended March 31, 2009.

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

(6)
Excludes NGPL leased capacity of 8.5 Bcf.

        The following table sets forth volume utilized by, and revenue and fees/margins derived from, LTF contracts, STF contracts and proprietary optimization transactions for the fiscal years ended March 31, 2011, 2010 and 2009:

	Niska	Niska Predecessor
	Year Ended March 31,
	2011	2010	2009
Storage Capacity (Bcf) utilized by:
LTF Contracts	104.7	103.9	106.3
STF Contracts	35.2	36.8	32.9
Proprietary optimization transactions	64.6	44.8	24.5

Total	204.5	185.5	163.7

Revenue (in millions)
LTF Contracts	$119.6	$109.8	$110.7
STF Contracts	41.0	58.4	52.0
Realized proprietary optimization transactions	114.3	130.4	69.0
Unrealized risk management gains (losses)	(44.8)	(24.7)	82.8
Unrealized inventory writedown	—	(3.4)	(62.3)

Total	$230.1	$270.5	$252.2

Fees/Margins ($/Mcf)
LTF Contracts	$1.14	$1.06	$1.04
STF Contracts	1.16	1.59	1.58
Realized proprietary optimization transactions	1.77	2.91	2.81

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

  Volume and Fees Derived from LTF Contracts

        We provide multi-year, multi-cycle storage services to our customers under LTF contracts. From our inception on May 12, 2006 to March 31, 2011, we utilized an average of approximately 67.6% of our operated capacity for our LTF strategy. The volume weighted average life of our LTF contracts at March 31, 2011 was 2.6 years. Under our LTF contracts, our customers are obligated to pay us monthly reservation fees which are fixed charges owed to us regardless of the actual use by the customer. When a customer utilizes the capacity that is reserved under these contracts, we also collect a variable fee designed to allow us to recover our variable operating costs. Reservation fees comprise over 90% of the revenue generated under LTF contracts and provide a baseline of revenue in excess of our general and administrative and operating costs. From inception to March 31, 2011, our LTF contracts generated average revenues, including both reservation and variable fees, of $1.03 per Mcf. We evaluate both the volume and price of our LTF contracting, which can indicate the effectiveness of our marketing efforts as well as the relative attractiveness of LTF contracts in comparison to our other revenue strategies. During periods when prices are higher, we will utilize more of our capacity under LTF contracts.

  Volume and Fees Derived from STF Contracts

        In addition, we provide short term services for customers under STF contracts. From inception to March 31, 2011, we utilized an average of approximately 16.7% of our operated capacity for our STF strategy. STF contracts typically have terms of less than one year. Under an STF contract, a customer pays a fixed fee to inject a specified quantity of natural gas on a specified date or dates and to store that gas in our storage facilities until withdrawal on a specified future date or dates. Because STF contracts set forth specified future injection or withdrawal dates, we enter into offsetting transactions to capture incremental value as spot and future natural gas prices fluctuate prior to that activity date. We monitor the volume used for and evaluate the fees generated under our STF contracts. The fees we are able to generate from our STF contracts reflect market conditions (including interest rates) and the effectiveness of our marketing efforts. From inception to March 31, 2011, our STF contracts generated average revenues of $1.61 per Mcf. The capacity utilized for STF contracts depends on, among other things, the total capacity of our storage facilities that is not being utilized for LTF contracts and the contract rates available for STF contracts.

  Volume and Margin Derived from Our Proprietary Optimization Activities

        From inception to March 31, 2011, we utilized an average of approximately 15.7% of our operated capacity and all of our NGPL capacity for our proprietary optimization strategy. When market conditions warrant, we enter into economically hedged transactions with available capacity to achieve margins higher than can be obtained from third-party contracts. Because we simultaneously hedge our transactions, we are able to determine in advance the minimum margins that will be realized and add incremental margins by re-hedging as market conditions change.

        At times, if spreads move favorably, such as if winter gas prices fall below forward prices for the following summer, we can further increase margins that have been substantially locked in by choosing to hold inventory into a subsequent period and re-hedging the transaction. This has the result of increasing our cash flow margins and overall profitability, although for accounting purposes the income is deferred into a later period, causing the appearance of cyclicality in our reported revenues and profits.

        When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized hedging gains and losses and inventory write-downs. For accounting purposes, our net realized optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because substantially all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by gains when the inventory is sold. From inception to March 31, 2011, our proprietary optimization business generated average margins of $2.61 per Mcf on a realized basis before unrealized marked to market gains and losses and inventory write-downs.

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

  General and Administrative Expenses

        Our general and administrative expenses primarily consist of employee compensation, legal, accounting and tax fees and our office lease.

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

  Capitalization and Leverage

        We regularly monitor our leverage statistics to ensure a conservative capital structure. As of March 31, 2011, we had a debt to Adjusted EBITDA ratio of 4.1x, debt to capitalization of 47%, and a fixed charge coverage ratio of 2.5x. We expect to maintain or improve these ratios over time in order to maintain access to available capital markets, a competitive cost of capital and financial flexibility to grow our business and increase our cash distributions.

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

Segment Information

        Our process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment. Since our inception, we have operated along functional lines in our commercial, engineering and operations teams for operations in Alberta, northern California and the U.S. midcontinent. All functional lines and facilities offer the same services: firm storage contracts, short-term firm services and optimization. All services are delivered using reservoir storage. We measure profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, before unrealized risk management gains and losses. We have aggregated our functional lines and facilities into one reportable segment as at and for the fiscal years ended March 31, 2011, 2010 and 2009.

        Information pertaining to our LTF, STF and proprietary optimization revenues is presented in the consolidated and combined statements of earnings and comprehensive income. All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, and local distribution companies and municipal energy consumers.

Results of Operations

Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

        The fiscal year ended March 31, 2011 was characterized by an environment of stable natural gas prices and reduced volatility. These factors combined to reduce seasonal natural gas storage spreads and limited revenue opportunities within our optimization and STF strategies. Notwithstanding these market conditions, we generated $195.6 million of adjusted EBITDA and $117.6 million of cash available for distribution. In addition, we continued our organic strategy by expanding our facilities by 19.0 Bcf at a cost of approximately $1.86/ Mcf (including accrued expenditures and transfers of cushion gas).

        Revenue.    Revenues for the fiscal year ended March 31, 2011 decreased by 14.9% to $230.1 million from $270.5 million for the fiscal year ended March 31, 2010. This decrease was primarily attributable to the following:

  •
  LTF Revenues.  LTF revenues for the fiscal year ended March 31, 2011 increased by 8.9% to $119.6 million from $109.8 million for the fiscal year ended March 31, 2010. This increase was primarily attributable to higher reservation fees earned on the renewal or initiation of certain LTF contracts which increased the fee to $1.14 per Mcf for the year ended March 31, 2011 from $1.06 per Mcf for the year ended March 31, 2010. In addition, approximately 66% of LTF revenue is transacted in Canadian dollars. The Canadian dollar strengthened approximately 7% in relation to the U.S. dollar during the current fiscal year.

  •
  STF Revenues.  STF revenues for the fiscal year ended March 31, 2011 decreased by 29.8% to $41.0 million from $58.4 million for the fiscal year ended March 31, 2010. This decrease was primarily attributable to 26.4% decline in margins in the fiscal year ended March 31, 2011 to $1.16 per Mcf from $1.59 per Mcf in the fiscal year ended March 31, 2010. The balance relates to a 4.3% decrease in capacity utilized for STF contracts, from 36.8 Bcf for the fiscal year ended March 31, 2010 to 35.2 Bcf for the fiscal year ended March 31, 2011 as a result of increasing capacity allocated to Optimization Revenues.

  •
  Optimization Revenues.  Net optimization revenue for the fiscal year ended March 31, 2011 decreased by 32.1% to $69.5 million from $102.3 million for the fiscal year ended March 31, 2010. This decrease was primarily attributable to lower margins realized from capacity utilized for proprietary optimization, and was also affected by timing differences relating to the realization of income. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

  •
  Realized Optimization Revenues.  Realized optimization revenues for the fiscal year ended March 31, 2011 decreased by 12.3% to $114.3 million from $130.4 million for the fiscal year ended March 31, 2010. This is primarily attributable to lower margins realized from the optimization strategy. The average realized margin deteriorated by 39.2% to $1.77 per Mcf from $2.91 per Mcf. Partially offsetting this was an increase in capacity that was utilized for proprietary optimization activities due to the significant amount of working capital that was available to us following our re-financing and IPO, and further aided by low commodity prices that existed during the year ended March 31, 2011. Capacity utilized for optimization activities increased by 44.2% from 44.8 Bcf for the fiscal year ended March 31, 2010 to 64.6 Bcf for the fiscal year ended March 31, 2011.

  •
  Unrealized Risk Management Losses.  Unrealized risk management losses for the fiscal year ended March 31, 2011 were $44.8 million compared to losses of $24.7 million in the fiscal year ended March 31, 2010. Unrealized losses are attributable to prices rising after financial hedges were transacted for the fiscal year ended March 31, 2011 and 2010. As all inventory is economically hedged financially, any risk management losses (or gains) are offset by future gains (or losses) associated with the sale of proprietary inventory.

        Earnings before Income Taxes.    Earnings before income taxes for the fiscal year ended March 31, 2011 decreased by 77.4% to $27.4 million from $121.1 million for the fiscal year ended March 31, 2010. This decrease was primarily attributable to the decreased revenue discussed above, plus the following:

  •
  Operating Expenses.  Operating expenses for the fiscal year ended March 31, 2011 increased by 17.3% to $44.8 million from $38.2 million for the fiscal year ended March 31, 2010. This increase was primarily attributable to higher property and pipeline tax costs resulting from an increase in capacity at our storage facilities in conjunction with higher fuel and electricity costs resulting from increased cycling of our facilities in the fiscal year ended March 31, 2011.

	Niska	Niska Predecessor
	Year Ended March 31,
	2011	2010	2009
	(in millions)
General operating costs, including insurance, vehicle leases, safety and training costs	$21.6	$19.2	$21.9
Salaries and benefits	7.1	6.8	6.3
Fuel and electricity	12.9	9.4	14.2
Maintenance	3.2	2.8	3.0

Total operating expenses	$44.8	$38.2	$45.4

  •
  General and Administrative Expenses.  General and administrative expenses for the fiscal year ended March 31, 2011 decreased by 5.5% to $34.6 million from $36.6 million for the fiscal year ended March 31, 2010. This decrease was primarily attributable to lower legal, audit, and tax costs that we incurred in the prior year in relation to our IPO and re-financing efforts, offset by higher compensation and other costs associated with hiring incremental staff to support the regulatory requirements of being a public company.

	Niska	Niska Predecessor
	Year Ended March 31,
	2011	2010	2009
	(in millions)
Compensation costs	$23.4	$21.8	$13.4
General costs, including office and IT costs	4.8	3.2	6.4
Legal, audit and regulatory costs	6.4	11.6	4.4

Total general and administrative expenses	$34.6	$36.6	$24.2

  •
  Depreciation and Amortization.  Depreciation and amortization for the fiscal year ended March 31, 2011 increased by 9.0% to $47.0 million from $43.1 million for the fiscal year ended March 31, 2010. This increase was primarily attributable to a provision of $5.5 million to record the impact of cushion gas effectiveness at AECO Hub™, compared to a provision of $1.8 million recorded in the fiscal year ended March 31, 2010. The provision for cushion gas is an estimate based on tests of cushion gas effectiveness. Through continued monitoring over a series of withdrawal and injection cycles, management is able to better estimate the extent of effectiveness deterioration.

  •
  Interest Expense.  Interest expense for the fiscal year ended March 31, 2011 increased to $77.0 million from $38.1 million for the fiscal year ended March 31, 2010. Our average outstanding total debt balance increased to $806.6 million for the year ended March 31, 2011 from $736.2 million for the year ended March 31, 2010. Prior to their termination on March 4, 2010, the interest rates on our previous term debt and revolving credit facilities were floating and the average interest rates applied to our term debt and revolver balances were lower by approximately 45%, in the prior year than in the fiscal year ended March 31, 2011.

        Foreign Exchange Gains.    Foreign exchange gains for the fiscal year ended March 31, 2011 decreased to $0.5 million from $7.2 million for the year ended March 31, 2010. Foreign exchange gains were realized on the settlement of Canadian dollar denominated receivables and payables in an appreciating Canadian dollar environment.

        Net Earnings.    Net earnings for the fiscal year ended March 31, 2011 increased by 8.1% to $57.5 million from $53.2 million for the fiscal year ended March 31, 2010. This change was primarily attributable to the lower pre-tax earnings discussed above, offset by the following:

        Income Tax Expense/(Benefit).    We recorded an income tax benefit of $30.1 million for the fiscal year ended March 31, 2011 compared to an expense of $67.9 million for the fiscal year ended March 31, 2010. This change is in part due to a one-time expense in the prior period resulting from electing a U.S. tax reporting currency for select Canadian entities. The change is also due to less income being earned in Canadian entities during the current period, combined with tax pools obtained from assets purchased, and favorable assessments completed by taxation authorities. Taxes paid in the current year were $0.5 million, compared to $0.3 million in the fiscal year ended March 31, 2010.

Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009

        Revenue.    Revenues for the fiscal year ended March 31, 2010 increased by 7.3% to $270.5 million from $252.2 million for the fiscal year ended March 31, 2009. This increase was primarily attributable to the following:

  •
  LTF Revenues.  LTF revenues for the fiscal year ended March 31, 2010 decreased by 0.8% to $109.8 million from $110.7 million for the fiscal year ended March 31, 2009. This decrease was primarily attributable to a 37.9% decrease in fuel and commodity revenue to $8.4 million for the fiscal year ended March 31, 2010 from $13.5 million for the fiscal year ended March 31, 2009 due to lower natural gas prices. There was also a small decrease (2.2%) in the amount of capacity utilized for LTF contracts. These factors were offset by higher reservation fees earned on LTF contracts which increased by 6.7% to $0.98 per Mcf for the year ended March 31, 2010 from $0.91 per Mcf for the year ended March 31, 2009. On an aggregate basis, revenue of $1.06 per Mcf was earned during the fiscal year ended March 31, 2010, compared to revenue of $1.04 per Mcf in the fiscal 2009.

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

  •
  Optimization Revenues.  Net optimization revenue for the fiscal year ended March 31, 2010 increased by 14.4% to $102.3 million from $89.4 million for the fiscal year ended March 31, 2009. This increase was primarily attributable to increased capacity utilized for optimization, and affected by timing differences relating to the realization of income. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized hedging gains and losses and inventory write-downs. For accounting purposes, our net optimization revenues include the impact of unrealized hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

  •
  Realized Optimization Revenues.  Realized optimization revenues for the fiscal year ended March 31, 2010 increased by 89.3% to $130.4 million from $68.9 million for the fiscal year ended March 31, 2009. This is primarily attributable to an increase in capacity that was utilized for proprietary optimization activities due to low commodity prices in the year ended March 31, 2010. Capacity utilized for optimization activities increased by 82.9% from 24.5 Bcf for the fiscal year ended March 31, 2009 to 44.8 Bcf for the fiscal year ended March 31, 2010. Also contributing was a lower cost of goods sold related to sales of inventory that was subject to a write-down in fiscal 2009 creating wider margins to the hedges locked-in at higher price levels. The average realized margin capacity utilized for optimization improved 3.5% to $2.91 per Mcf from $2.81 per Mcf.

    •
    Unrealized Risk Management Gains/(Losses).  Unrealized risk management losses for the fiscal year ended March 31, 2010 were $24.7 million compared to a gain of $82.8 million in the fiscal year ended March 31, 2009. An unrealized loss, as opposed to an unrealized gain for the year ended March 31, 2009, is attributable to prices rising after financial hedges were transacted for the fiscal year ended March 31, 2010 compared to a falling price environment during the same period in fiscal 2009. The lower volumes of inventory carried over at the end of the year ended March 31, 2010 and therefore lower volumes being hedged is what caused the magnitude of the unrealized gains/(losses) to be lower than in fiscal 2009. As all inventory is economically hedged financially, any risk management losses (or gains) are offset by future gains (or losses) associated with the sale of proprietary inventory.

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

  •
  Interest Expense.  Interest expense for the fiscal year ended March 31, 2010 decreased by 28.8% to $38.1 million from $53.5 million for the fiscal year ended March 31, 2009. Our average outstanding total debt balance increased by 2.8% to $736.2 million for the year ended March 31, 2010 from $716.0 million for the year ended March 31, 2009. The balance of our previous term debt in fiscal 2010 averaged $594.9 million prior to its termination on March 4, 2010, compared to $648.7 million for the year ended March 31, 2009. The average utilization of our previous working capital revolvers in fiscal 2010 increased by 102.4% to $136.1 million prior to its termination on March 4, 2010, compared to $67.3 million for the year ended March 31, 2010. On March 5, 2010, we entered into a $400 million revolving credit facility and we issued $800.0 million of senior unsecured notes. Prior to their termination on March 4, 2010, the interest rates on our previous term debt and revolving credit facilities were floating and the average interest rates applied to our term debt and revolver balances were lower by approximately 44.7%, in the fiscal year ended March 31, 2010 than in the fiscal year ended March 31, 2009.

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

Seasonality and Quarterly Fluctuations

        Our business is highly seasonal. In general, revenue is highest during our third and fourth fiscal quarters (October through March), during the peak of the natural gas storage winter withdrawal season, when we typically sell most of our optimization inventory to serve the seasonal demand created by the North American residential market which uses natural gas to heat their homes. Revenue is substantially lower in the first and second quarters (April through September), when natural gas prices are generally lower and we shift to the storage injection season and replenish our natural gas inventory. In 2011, approximately 59.6% of our revenue was generated in the third and fourth quarters of our fiscal year.

        Because we typically purchase natural gas and build inventories in the summer months and hedge sales forward into the winter months, the peak borrowing on our revolving credit facilities are generally highest in the middle of our third fiscal quarter, while our peak accounts receivable collections typically occur in our fourth fiscal quarter.

        The following table illustrates the differences in the recognition of revenue associated with our revenue strategies.

	Year Ended March 31, 2011
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Fiscal 2011
	(in millions)
LTF revenue	$29.6	$28.4	$30.3	$31.3	$119.6
STF revenue	8.2	9.5	11.1	12.2	41.0
Realized optimization, net	16.1	19.2	38.3	40.7	114.3

Total realized revenue	53.9	57.1	79.7	84.2	274.9
Realized revenue as a percentage of total realized revenue	19.6%	20.8%	29.0%	30.6%	100.0%

	Year Ended March 31, 2010
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Fiscal 2010
	(in millions)
LTF revenue	$26.9	$26.7	$28.3	$27.9	$109.8
STF revenue	12.6	12.3	15.0	18.5	58.4
Realized optimization, net	1.0	7.5	64.7	57.2	130.4

Total realized revenue	40.5	46.5	108.0	103.6	298.6
Realized revenue as a percentage of total realized revenue	13.6%	15.6%	36.2%	34.7%	100.0%

Liquidity and Capital Resources

        Our primary short-term liquidity needs are to pay our quarterly distributions, to pay interest and principal payments under our $400.0 million credit agreement and our senior notes, to fund our operating expenses, and maintenance capital and to pay for the acquisition of proprietary optimization inventory along with associated margin requirements, which we expect to fund through a combination of cash on hand, cash from operations and borrowings under our $400.0 million credit agreement. Our medium-term and long-term liquidity needs primarily relate to potential organic expansion opportunities and asset acquisitions. We expect to finance the cost of any expansion projects and acquisitions from the proceeds of our IPO, borrowings under our existing and possible future credit facilities or a mix of borrowings and additional equity offerings as well as cash on hand and cash from operations. We anticipate that our primary sources of funds for our long-term liquidity needs will be from cash from operations and/or debt or equity financings. We believe that these sources of funds will be sufficient to meet our liquidity needs for the foreseeable future.

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

  Historical Cash Flows

        Our cash flows are significantly influenced by our level of natural gas inventory, margin deposits and related forward sale contracts or hedging positions at the end of each accounting period and may fluctuate significantly from period to period. In addition, our period-to-period cash flows are heavily influenced by the seasonality of our proprietary optimization activities. For example, we generally purchase significant quantities of natural gas during the summer months and sell natural gas during the winter months. The storage of natural gas for our own account can have a material impact on our cash flows from operating activities for the period we pay for and store the natural gas and the subsequent period in which we receive proceeds from the sale of natural gas. When we purchase and store natural gas for our own account, we use cash to pay for the gas and record the gas as inventory and thereby reduce our cash flows from operating activities. We typically borrow on our revolving credit facilities to fund these purchases, and these borrowings increase our cash flows from financing activities. Conversely, when we collect the proceeds from the sale of natural gas that we purchased and stored for our own account, the impact on our cash flows from operating activities is positive and the impact on our cash flows from financing activities is negative. Therefore, our cash flows from operating activities fluctuate significantly from period-to-period as we purchase gas, store it, and then sell it in a later period. In addition, we have margin requirements on our economically hedged positions. As the cash deposits we make to satisfy our margin requirements increase and decrease with our volume of derivative positions and changes in commodity prices, our cash flows from operating activities may fluctuate significantly from period to period. The following table summarizes our sources and uses of cash for the fiscal years ended March 31, 2011, 2010, and 2009:

	Niska	Niska Predecessor
	Year Ended March 31,
	2011	2010	2009
	(in millions)
Operating Activities
Net Earnings	$57.5	$53.2	$108.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Unrealized foreign exchange loss (gain)	0.8	(0.1)	(37.2)
Deferred income (benefit) taxes	(31.3)	66.6	(12.2)
Unrealized risk management losses (gains)	44.8	10.2	(77.3)
Depreciation and amortization	46.9	43.1	54.8
Deferred charges amortization	4.1	12.4	2.9
Impairment of goodwill	—	—	22.0
Impairment of assets	—	0.6	2.1
Write-down of inventory	—	3.4	62.3
Changes in non-cash working capital	(69.4)	(33.5)	(104.6)

Net cash provided by operating activities	$53.4	$155.9	$21.5

Net cash used in investing activities	$(20.4)	$(67.8)	$(15.6)

Net cash (used)/ provided by financing activities	(46.6)	17.5	(30.4)

Other information:
Proprietary inventory at cost	$133.6	$129.4	$133.1

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

        For a discussion of changes in cash flow resulting from adjustments to reconcile net earnings to net cash provided by operating activities, please refer to the discussion "—Results of Operations."

        Changes in non-cash working capital are broken down further as follows:

	Niska	Niska Predecessor
	Year Ended March 31,
	2011	2010	2009
	(in millions)
Changes in non-cash working capital:
Margin deposits	$(90.9)	$(36.2)	$70.3
Natural gas inventory	(17.8)	0.3	(163.3)
Prepaid expenses	(4.1)	13.1	(13.8)
Accrued receivables	19.3	8.4	18.4
Deferred revenue	3.3	(16.4)	17.9
Accrued liabilities	22.4	(1.0)	(34.8)
Other	(1.5)	(1.7)	0.7

Net changes in non-cash working capital	$(69.3)	$(33.5)	$(104.6)

        For the fiscal year ended March 31, 2010, the price of natural gas for the following summer was higher than the economically hedged price of our inventory. We thus chose to carry some of our inventory over the year end and re-hedged its sale to the following fiscal year. This had the effect of increasing our aggregate margins and profitability, but deferred some income and operating cash flow from the fiscal year ended March 31, 2009 to the fiscal year ended March 31, 2010. Unlike 2009, because we already had a significant opening inventory balance at the beginning of the year, we did not show a significant use of cash for the purposes of purchasing inventory for the period ended March 31, 2010. $36.2 million of additional margin deposits were provided during the period to provide collateral support for our financial hedges.

        For the fiscal year ended March 31, 2011, our facility expansions resulted in an increase in the amount of capacity that we optimized, and, because natural gas prices were higher in the following summer than they were at the end of the prior year, we chose to carry a significant amount of our inventory into the following year. While we held slightly more inventory at year end compared to March 31, 2010, lower prices offset some of the change in inventory value. In addition, forward natural gas prices rose after we economically hedged our inventory requiring us to provide incremental margin deposits to cover our unrealized mark to market losses on the financial hedge positions.

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

        As of March 31, 2011, we had net working capital of $272.1 million (working capital ratio of 2.6 to 1.0), representing only a marginal change compared to net working capital of $249.8 million (working capital ratio of 2.4 to 1.0) at March 31, 2010.

        Investing Activities.    Most of the investing activities in each of the fiscal years ended March 31, 2011, 2010 and 2009 were attributed to expansion capital expenditures at our storage facilities. These expenditures, as outlined in "—Capital Expenditures," have enabled us to increase our effective working gas capacity by 49.2 Bcf during this period. However, maintenance capital expenditures have been consistently modest, ranging between $0.9 million and $1.7 million each year during this same period.

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

        During the fiscal year ending March 31, 2010 we drew $185.1 million from our previous credit facilities to fund proprietary inventory purchases and subsequently repaid $175.0 million when the inventory was sold later in the year. During the fiscal year ended March 31, 2010, we issued our senior notes, which provided net proceeds of approximately $775.4 million after deducting approximately $24.6 million of fees and expenses. (See "—Our 8.875% Senior Notes Due 2018.") Approximately $102.2 million of the net proceeds were used to make a distribution to our equity holders, approximately $75.0 million of the proceeds were used to repay our previous revolving credit facility and approximately $592.5 million of the proceeds were used to repay our previous term loan. In connection with our issuance of senior notes and the repayment of our previous credit facility and term loan, we entered into new senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (see "—Our $400 Million Credit Agreement.")

        During the fiscal year ending March 31, 2011 we received proceeds of $333.5 million from our IPO in May of 2010, after deducting fees of $23.4 million. This was offset by distributions totaling $313.3 million made to the owners of Niska Predecessor in connection with our debt and equity offerings, and $64.7 million related to quarterly distributions made to our unitholders during the period.

        In October of 2009 and January of 2010, the holders of our predecessor's Class A units made contributions to the capital of our predecessor totaling approximately $15.0 million and $18.0 million, respectively in order to fund capital expenditures. During the fiscal year ending March 31, 2010, our predecessor made distributions totaling approximately $129.0 million to its equity holders (inclusive of the $102.2 million distribution made from the proceeds of the senior notes).

  Capital Expenditures

        Our capital expenditures for the years ended March 31, 2011, 2010 and 2009 were as follows:

	Niska	Niska Predecessor
	Year Ended March 31,
Capital expenditures	2011	2010	2009
	(in millions)
Maintenance capital	$1.7	$0.9	$1.4
Expansion capital	18.7	66.9	17.6

Total cash expenditures	20.4	67.8	19.0
Non-cash working capital related to property, plant and equipment expenditures	2.9	2.3	9.6
Non-cash transfer of natural gas inventory to property, plant and equipment	13.6	—	—

Total	$36.9	$70.1	$28.6

        Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities.

        Under our current plan, we expect to continue to spend between approximately $1.0 million and $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. In the fiscal year ended March 31, 2011, we spent a total of $32.3 million, excluding $2.9 million of capital expenditures which were accrued at March 31, 2011 to expand the capacity and services of our facilities.

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

        On February 3, 2011, the Securities and Exchange Commission ("SEC") accepted and made effective our exchange offer whereby holders of the current Senior Notes were permitted to exchange such Senior Notes for new freely transferable Senior Notes. The terms of the new units are identical to the units which are described below, except that the new units are registered under the Securities Act and generally do not contain restrictions on transfer.

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

        Interest on our senior notes is payable on March 15 and September 15 of each year they are outstanding. The notes will mature on March 15, 2018. Under the indenture governing our senior notes, we are required to make principal payments prior to the maturity date except upon certain events of default. In addition, in the event of a change in control or certain asset sales, as those terms are defined in the indenture, we may be required to offer to redeem the notes from our holders.

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

        As of March 31, 2011, the indenture governing our senior notes would have permitted us to distribute approximately $150 million.

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

        Borrowings under our revolving credit facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers' acceptance rate plus an applicable margin or, at our option, a prime rate plus an applicable margin. The credit agreement provides that we may borrow only up to the lesser of the level of our then current borrowing base and our committed maximum borrowing capacity, which is currently $400.0 million. Our borrowing base was $469.9 million as of June 1, 2011.

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

        Our $400.0 million credit agreement contains limitations on our ability to pay distributions in respect of, repurchase or pay dividends on our membership interests (or other capital stock) or make other restricted payments. These limitations are substantially similar to those contained in the indenture governing our senior notes described above, except that the credit agreement does not contain a general basket of $75.0 million of restricted payments. As of March 31, 2011, our $400.0 million credit agreement would have permitted us to distribute approximately $75 million.

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

        As of June 1, 2011, we had no borrowings outstanding under our revolving credit facilities and had $54.0 million in letters of credit issued. We and our subsidiaries were in compliance with all covenant requirements under our credit facilities at June 1, 2011.

  Contractual Obligations

        The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2011:

	Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-term debt obligations	$800.0	$—	$—	$—	$800.0
Interest on long-term debt obligations	497.0	71.0	142.0	142.0	142.0
Operating lease obligations	181.2	8.2	16.1	13.0	143.9
Leased storage contracts	13.8	6.4	4.6	1.9	0.9
Mineral and surface leases	31.9	0.5	0.7	0.4	30.3
Purchase obligations(1)	3,703.0	3,171.8	485.3	45.9	—

Total	$5,226.9	$3,257.9	$648.7	$203.2	$1,117.1

(1)
Purchase obligations consist of forward physical and financial commitments related to purchases of natural gas. As we economically hedge substantially all of our natural gas purchases, there are forward sales that offset these commitments that are not included in the above table. As at March 31, 2011, forward physical and financial sales for all future periods totaled $3,691 million.

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

        Energy trading contracts resulting in the delivery of a commodity where we are the principal in the transaction are recorded as proprietary optimization revenues or purchases at the time of physical delivery. Realized and unrealized gains and losses on financial energy trading contracts are included in proprietary optimization revenue. See Note 13 to our consolidated financial statements included elsewhere in this document.

  Fair Value of Risk Management Assets and Liabilities

        Niska Partners uses natural gas derivatives and other financial instruments to manage its exposure to changes in natural gas prices, foreign exchange, and interest rates. These financial assets and liabilities, which are recorded at fair value on a recurring basis, are included into one of three categories based on a fair value hierarchy.

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

        These types of analyses contain uncertainties because they require management to make assumptions and apply judgment to estimate economic factors and the profitability of future business strategies and industry conditions. A reduction in volatility and the narrowing of seasonal natural gas storage spreads in the last six months of the fiscal year ended March 31, 2011 compressed short-term firm and realized optimization margins compared to those experienced in the prior fiscal year. If narrow seasonal spreads and low volatility persist for an extended period of time, these conditions could impact the Company's intermediate and long-term forecast of revenues and profitability and, therefore, valuations of goodwill.

        Intangible assets representing customer contracts are amortized over their useful lives. These assets are reviewed for impairment as impairment indicators arise. When such events or circumstances are present, the recoverability of long-lived assets is assessed by determining whether the carrying value will be recovered through the expected undiscounted future cash flows. In the event that the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Pipeline rights of way are formal agreements granting rights of way into perpetuity and are not subject to amortization but are subject to an annual impairment test.

  Income taxes

        We are not taxable entities. Income taxes on their income are the responsibility of the individual partners and have accordingly not been recorded in the consolidated financial statements. Niska Partners has corporate subsidiaries, which are taxable corporations subject to Canadian federal and provincial income taxes, which are included in the consolidated financial statements.

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

Recent Accounting Pronouncements

Fair Value Measurement (ASC 810-10)

        Effective April 1, 2010, we are required to disclose the fair value information of financial instruments at each interim reporting period. The disclosures include the relevant carrying value as well as the methods and significant assumptions used to estimate the fair value, in addition to transfers into and out of the three levels of the fair value hierarchy (described as Level 1, Level 2 and Level 3), as well as additional details about movements within Level 3. The new standard clarifies the level of disaggregation required and the inputs and valuation techniques used to measure fair value. The adoption of this standard did not impact how we account for balances recorded at fair value.

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

  Commodity Price Risk

        To mitigate exposure to changes in commodity prices, we enter into purchases and sales of natural gas inventory and concurrently match the volumes in these transactions with offsetting forward contracts or other hedging transactions.

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

        At March 31, 2011, 32.8 Bcf of natural gas inventory was economically hedged, representing 99.4% of our total current inventory. However, because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $32.8 million, but the fair value or mark-to-market value of our hedges would decrease by only $32.6 million, due to 0.6% (0.2 Bcf) of that inventory that was not economically hedged. Conversely, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $32.4 million while the fair value of our hedges would increase by only $32.2 million, due to the non-economically hedged position. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at March 31, 2011 are 3.4 Bcf and 0.0 Bcf, respectively.

        Although the intent of our risk-management strategy is to protect our margins and manage our liquidity risk on related margin deposit requirements, we do not qualify any of our derivatives for hedge accounting. Changes in the fair values of these derivatives receive mark-to-market treatment in current earnings and result in greater potential for earnings volatility. This accounting treatment is discussed further under Note 2 of the Notes to our Consolidated Financial Statements and "—Critical Accounting Estimates and Policies."

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

        At March 31, 2011, we had forward currency exchange contracts for a notional value of $142.8 million. The value of the forward currency contracts at March 31, 2011 and 2010 was a liability of $6.3 million, and a liability of $4.1 million, respectively, and is recorded in derivative assets and derivative liabilities on the consolidated balance sheets. These contracts expire on various dates between April 1, 2011 and August 1, 2014 and are for the exchange of $145.9 million Canadian dollars into $142.8 million U.S. dollars at a weighted average rate of 1.022 Canadian dollars to 1.00 dollar.

  Interest Rate Risk

        We are exposed to interest rate risk due to variable interest rates under our $400.0 million credit agreement. All such borrowings under our credit facilities bear interest at variable rates. As of March 31, 2011, we had no borrowings outstanding under our revolving credit facilities. The credit facilities would currently provide an interest rate on borrowings of 5.0% (assumes LIBOR plus 350 basis points, where LIBOR is approximately 1.50%). In the future, we may borrow under fixed rate and variable rate debt instruments that also give rise to interest rate risk. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders.

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

Item 8.    Financial Statements and Supplementary Data.

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-4 through F-10 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On February 4, 2011 we changed our principal independent accountant from KPMG LLP, the Canadian member firm affiliated with KPMG International ("KPMG Canada"), to KPMG LLP, the United States member firm affiliated with KPMG International ("KPMG USA"). This change constituted the dismissal of KPMG Canada and the engagement of KPMG USA. The decision to change accountants was approved by the Audit Committee of our Board of Directors.

        During our two most recent fiscal years, KPMG Canada's reports on our financial statements and its predecessors did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

        During our and our predecessors' two most recent fiscal years or the subsequent period through February 4, 2011, we and KPMG Canada have not had any disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of KPMG Canada, would have caused KPMG Canada to make reference to the matter in its reports on our financial statements; and (ii) there were no reportable events as the term is described in Item 304(a)(1)(iv) of Regulation S-K.

        During the most recent years ended March 31, 2010 and 2009 and any subsequent interim period through February 4, 2011 we did not consult with KPMG USA, the newly engaged accountant, regarding any matter described in Item 304(a)(2) of Regulation SK, including any issue related to our financial statements, subject of a disagreement, any reportable event or the type of audit opinion that might be rendered for us.

Item 9A.    Controls and Procedures.

  (a)    Disclosure Controls and Procedures.

        Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of March 31, 2011. For purposes of this section, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  (b)    Management's Report on Internal Control over Financial Reporting.

        Management's report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K and is incorporated herein by reference.

  (c)    Attestation Report of the Registered Public Accounting Firm.

        The attestation report of our registered public accounting firm with respect to internal controls over financial reporting on page F-3 of this Annual Report on Form 10-K and is incorporated herein by reference.

  (d)    Changes in internal control over financial reporting.

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

There are no family relationships among any of the directors or executive officers. The following table shows information as of March 31, 2011 regarding our current directors and executive officers.

Name	Age	Position
David F. Pope	54	President, Chief Executive Officer and Director
Simon Dupéré	48	Chief Operating Officer
Vance E. Powers	54	Chief Financial Officer
Rick J. Staples	48	Vice President, Commercial Operations
Jason A. Dubchak	38	Vice President, General Counsel & Corporate Secretary
Jason S. Kulsky	44	Vice President, Business Development
Darin T. Olson	36	Vice President, Finance
Deborah M. Fretz	63	Director
James G. Jackson(1)	47	Director
E. Bartow Jones	35	Director
Stephen C. Muther	62	Director
George A. O'Brien	62	Director
William H. Shea, Jr.	56	Director
Andrew W. Ward	44	Director

(1)
Mr. Jackson was appointed as a member of the board of directors on May 12, 2011.

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

        Vance E. Powers—Mr. Powers is our Chief Financial Officer. Mr. Powers has served as our Chief Financial Officer since January 1, 2011. Mr. Powers has over 25 years of experience in senior financial, accounting, and reporting positions. From April 2010 until commencing service as Niska's Chief

Financial Officer, Mr. Powers served as a finance management consultant to Niska, assisting in the completion of Niska's initial public offering, its transition to a publicly-traded company and its establishment of an investor relations function. From May 2009 to March/April 2010, Mr. Powers was an individual investor. From December 2003 to May 2009, Mr. Powers served as Vice President, Finance and Controller of Buckeye GP LLC, the general partner of Buckeye Partners, L.P. (NYSE: BPL), one of the largest refined petroleum products pipeline and terminal companies in the United States, where he was a key member of the senior executive team and was principally responsible for Buckeye's accounting, financial reporting, planning and analysis and treasury functions. He also served Buckeye GP LLC as Acting Chief Financial Officer from July 2007 until November 2008, where he was additionally responsible for capital markets activities and investor relations.. He held similar positions with MainLine Management LLC, the general partner of Buckeye GP Holdings L.P. (NYSE: BGH), and participated in BGH's initial public offering in August 2006. Mr. Powers holds a MBA degree from Lehigh University and a BA from Gettysburg College. He is also a Certified Public Accountant in Pennsylvania.

        Rick J. Staples—Mr. Staples is our Senior Vice President, Commercial Operations, responsible for the marketing, trading and commercial operation of our natural gas storage assets. Mr. Staples has served us in this capacity since May 2006. Prior to joining us in 2006, Mr. Staples served as Director of Gas Storage with TransCanada Pipelines Ltd. from 2001 to 2006. Mr. Staples graduated from the University of Alberta with a degree in Mechanical Engineering. Mr. Staples also graduated from the Queens Executive program (Queens School of Business) in 1997.

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

        Darin T. Olson—Mr. Olson is our Vice President, Finance and has served in that role since January 1, 2011. Mr. Olson also served as our Chief Financial Officer from May 2006 to January 1, 2011. Prior to joining us, he was the Controller of Seminole Canada Gas Company from 2002 to 2006. For the ten prior years, Mr. Olson worked in a variety of positions in the natural gas and public accounting industries. Mr. Olson is a Chartered Accountant and has a Bachelor of Commerce degree from the University of Calgary.

        Deborah M. Fretz—Ms. Fretz retired as President, Chief Executive Officer and director of Sunoco Logistics Partners L.P. ("Sunoco Logistics") on July 1, 2010. She served in this role from October 2001 to her retirement. Sunoco Logistics is a publicly-traded master limited partnership formed in 2001 to acquire, own and operate a geographically diverse group of crude oil and refined products pipelines, terminals and storage facilities in eleven states. Revenues are $10 billion, with 1,400 employees and interests in 10,000 miles of pipelines and 31 million barrels of storage capacity. Prior to the IPO of Sunoco Logistics Partners, Ms. Fretz held several executive management roles for Sunoco, Inc., the last as Vice President Mid-Continent Refining, Marketing and Logistics which included Sunoco's Lubricant business as well as the MidAmerica refining and marketing business. Ms. Fretz serves as a board member of GATX Corp., a Chicago-based transportation services firm, where she is Chair of the Compensation Committee and was formerly Lead Director.

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

        James G. Jackson—Mr. Jackson has been the Chief Financial Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners L.P.(NASDAQ: BBEP) since July 2006 and an Executive Vice President since October 2007. Before joining BreitBurn, Mr. Jackson served as Managing Director of Merrill Lynch & Co.'s Global Markets and Investment Banking Group. Mr. Jackson joined Merrill Lynch in 1992 and was elected Managing Director in 2001. Previously, Mr. Jackson was a Financial Analyst with Morgan Stanley & Co. from 1986 to 1989 and was an Associate in the Mergers and Acquisitions Group of the Long-Term Credit Bank of Japan from 1989 to 1990. Mr. Jackson obtained a B.S. in Business Administration from Georgetown University and an M.B.A. from the Stanford Graduate School of Business.

        Mr. Jackson's knowledge and experience with BreitBurn Energy Partners L.P. and BreitBurn GP, LLC, has provided him with valuable experience and familiarity with master limited partnerships and, more specifically, the natural gas business. These skills coupled with his broad investment banking acumen and acquisition and financing experience brings additional depth to our Board's collective expertise, and therefore makes Mr. Jackson a key addition to our Board of Directors.

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

        William H. Shea, Jr.—Mr. Shea is a member of our board and the board of directors of our manager. Mr. Shea has served as a director and Chief Executive Officer of Penn Virginia Resource Partners, L.P. since March 2010. Previously, Mr. Shea served as the Chairman of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a refined petroleum products pipeline partnership from May 2004 to July 2007, as President and Chief Executive Officer of Buckeye GP LLC from September 2000 to July 2007 and as President and Chief Operating Officer of Buckeye GP LLC from July 1998 to September 2000. From August 2006 to July 2007, Mr. Shea served as Chairman of MainLine Management LLC, the general partner of Buckeye GP Holdings, L.P., and as President and Chief Executive Officer of MainLine Management LLC from May 2004 to July 2007. Mr. Shea also serves as a director of Kayne Anderson Energy Total Return Fund, Inc. and Kayne Anderson MLP Investment Company. Mr. Shea has an agreement with Riverstone, pursuant to which he has agreed to serve on the boards of Carlyle/Riverstone Funds' portfolio companies.

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

  Our Independent Directors

        Our Board has determined that Deborah M. Fretz, Stephen C. Muther and James G. Jackson are independent directors under the listing standards of the NYSE. Our Board considered all relevant facts and circumstances and applied the independence guidelines of the NYSE in determining that neither of these directors has any material relationship with us, our management, our general partner or its affiliates or our subsidiaries.

        We hold regularly scheduled meetings of our independent directors. In accordance with our Corporate Governance Guidelines, Mr. Muther will preside over meetings of our independent directors.

        The procedure by which any interested party may communicate directly with an independent director is set forth in our Corporate Governance Guidelines, which is available on our website.

  Audit Committee

        Our board has established an audit committee to assist it in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our Audit Committee is comprised of Ms. Fretz, Mr. Muther and Mr. Jackson. Our audit committee is fully independent as defined in the listing standards of the NYSE. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee.

        We have designated Ms. Fretz, Mr. Muther and Mr. Jackson as audit committee financial experts. Mr. Muther has been appointed the Chairman of the audit committee.

  Compensation Committee; Compensation Committee Interlocks and Insider Participation

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

        The Compensation Committee is composed of Mr. O'Brien, Mr. Shea and Ms. Fretz. Ms. Fretz is an independent director (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act). All members of the compensation committee are non-employee directors (as that term is defined in Rule 16b-3 of the Exchange Act). None of our executive officers served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board during 2010, 2009 or 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareowners are required by regulations promulgated by the Securities and Exchange Commission to furnish us with copies of all Forms 3, 4 and 5 they file.

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2011 and upon a review of Forms 5 and amendments thereto furnished to us with respect to fiscal 2011, or upon written representations received by us from certain reporting persons that no Forms 5 were required for those persons, we believe that no director, executive officer or greater-than-ten-percent shareholder failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, fiscal 2011, except that through inadvertence, the Forms 4 reporting one grant of units to each of Ms. Fretz and Mr. Muther were not timely filed. We have since rectified this process.

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

Directors, Executive Officers and Corporate Governance—Directors and Executive Officers: Actions Taken Following the Fiscal Year Ended March 31, 2011

        On June 8, 2011, Mr. Pope informed our board that he will be resigning as our President and Chief Executive Officer as well as all other positions with the subsidiaries and related entities of Niska Gas Storage Partners LLC,, effective July 1, 2011. However, we expect Mr. Pope to remain a member of our board following his resignation as our President and Chief Executive Officer. As a member of our board, Mr. Pope will be entitled to the same compensation as our directors who are not officers, employees or paid consultants and advisors of our manager or its affiliates.

        Our board has appointed Mr. Dupéré as interim Chief Executive Officer, effective July 1, 2011. Mr. Dupéré will hold such office until a permanent Chief Executive Officer is appointed or until his earlier removal or resignation. In addition to this interim role, Mr. Dupéré will continue to act as our Chief Operating Officer. In addition, in connection with Mr. Pope's resignation, our board has elected Ms. Deborah Fretz as our interim non-executive Chairman of the Board, effective July 1, 2011.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        From our inception in 2006 until our IPO, we operated as a private company. During this pre-IPO period, the compensation committee of the board of supervisors of Niska Predecessor, or the predecessor compensation committee, established the compensation of our named executive officers. Now the manager and our board, as its delegate, manages our operations and activities and makes decisions on our behalf. Our board has established a compensation committee that, while our board has delegation powers from our manager to oversee our operations, will determine and set compensation practices, or make recommendations to the full board regarding compensation matters that the board has reserved final authority over, as applicable. The compensation of each of our executive officers, including David Pope, Simon Dupéré, Vance Powers, Rick Staples, Jason Dubchak, Darin Olson and Paul Amirault (collectively, the "named executive officers"), for the fiscal year ending March 31, 2011 was determined and implemented solely by our compensation committee.

        Historically, the objectives of our executive compensation program were to:

  •
  attract and retain the highest quality executive officers in our industry;

  •
  reward the executive officers as a group for our improved performance (measured in terms of Adjusted EBITDA); and

  •
  reward executive officers for their individual performance and contributions to our success.

        The predecessor compensation committee felt that these objectives were best met by providing a mix of cash and equity-based compensation to our executives, and we continue to believe that this mix of compensation elements provided us with a successful compensation program because it has allowed us to retain key employees and attract a quality team of executives, while motivating them to provide a high level of performance to us. We expect our compensation committee to seek to satisfy the same objectives; although the committee will make certain adjustments to the types of compensation provided and performance metrics used in order to more accurately reflect a compensation program appropriate for a publicly-traded entity.

        This section describes the objectives and elements of our compensation program for the fiscal year ended March 31, 2011 for our named executive officers. This section should be read together with the Compensation Tables that follow, which disclose the compensation awarded to, earned by or paid to the named executive officers with respect to the prior fiscal year, as well as for certain elements of compensation paid to the named executive officers for the fiscal years ending on March 31, 2009 and March 31, 2010.

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

        On September 15, 2010, Cogent Compensation Partners was formally engaged by our Compensation Committee, on behalf of the Board of Directors to review our overall compensation structure, including short term and long term compensation. The ultimate findings and recommendation of Cogent Compensation Partners was not implemented by the Compensation Committee until April 1, 2011.

        Elements of Compensation.    The primary elements of our named executive officers' compensation other than the officer's base salary are a combination of cash bonus awards and long-term equity-based compensation awards. For the fiscal year ended March 31, 2011, the compensation for our named executive officers consisted of the following elements:

  •
  base salary;

  •
  discretionary cash bonus awards; and

  •
  retirement, health and welfare and related benefits.

        Base Salary.    The predecessor compensation committee established base salaries for the named executive officers based on various factors, including the amounts it considered necessary to attract and retain high quality executives in our industry and the responsibilities of the named executive officers, and were responsible for approving any significant changes to executive salaries. Salaries for the named executive officers are generally adjusted on an annual basis to remain competitive as compared to the market.

        For the fiscal year ended March 31, 2011, Mr. Pope had an employment agreement with AECO Partnership, our wholly owned subsidiary that employs and is responsible for providing compensation and benefits for all of our employees and executive officers. The employment agreement provided for a minimum annual base salary of $450,000 (Canadian dollars, which, using the exchange rate noted within the Summary Compensation Table below, would be approximately $442,620 US dollars). This base salary amount was determined based upon the scope of Mr. Pope's responsibilities and commensurate with Mr. Pope's position as chief executive officer. The employment agreement stated that Mr. Pope's salary was eligible to be increased above the minimum at the predecessor compensation committee's discretion. In reviewing Mr. Pope's base salary for the year following March 31, 2009, however, the predecessor compensation committee determined that the salary set within Mr. Pope's employment agreement continued to be consistent with the duties and the everyday tasks for which he is responsible. On March 29, 2011, however, Mr. Pope entered into a new employment agreement that became effective on April 1, 2011, and the changes to his base salary and other elements of his compensation that became effective with that new employment agreement are discussed in greater detail below.

        Discretionary Bonus Awards.    A significant portion of the compensation of our named executive officers consists of an annual cash bonus. While base salaries offer an important retention element by providing a guaranteed income stream to our employees, we hope to incentivize and motivate our employees to strive for both individual and overall company success by providing a substantial portion of compensation only when performance for the year calls for an additional compensatory award. We feel that our industry has historically relied heavily on performance-based cash bonuses to compensate executive officers, and we want to compensate our executives in line with our industry trends and practices. For the prior fiscal year, we accomplished this goal by awarding discretionary bonus awards to our employees, but with respect to bonuses following the end of the prior fiscal year, please see our discussion of the Short Term Incentive Plan described below.

        Historically the predecessor compensation committee determined the size, timing and allocation of the bonus based on initial recommendations from our chief executive officer. While the ultimate amount of any cash bonus paid to our named executive officers is now determined at the discretion of our board, the bonuses are originally structured around target amounts for each employee, as well as individual and company goals. We communicate a target annual bonus amount to our employees as a certain percentage of their base salary at the beginning of their employment, clearly noting that individual or company performance may significantly impact the relationship of that target annual amount to what is actually paid out in bonuses. Individual performance goals will depend on an employee's unit or particular function within a unit, while company performance has historically been tied to Adjusted EBITDA. We believe that paying a bonus tied to our Adjusted EBITDA aligns the interests of our executives and employees with those of our unitholders and motivates them to provide a high level of performance for us. A portion of the bonuses are accrued, but not paid, pending the results of the fiscal year end audit and subsequent audit adjustments. Thus, while those portions are accrued for the year in which they are earned, they are not paid until the following fiscal year.

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

  Long Term Equity-Based Incentives

        Niska Predecessor Class B and Class C Units.    In 2006, Niska Predecessor issued Class B units to some of our employees, including the named executive officers then employed by us, and Class C units to Mr. Pope pursuant to the terms of his employment agreement and Niska Predecessor's partnership agreements. The Class B and Class C units represented profits interest in Niska Holdings, and entitle the holders to share in distributions by Niska Holdings once the Class A units in Niska Predecessor have received distributions equal to their contributed capital plus an 8% rate of return. As of March 31, 2011, the risk of forfeiture had lapsed on all of the Class B and Class C units upon the completion of the time limitations or the achievement of the performance conditions associated with the units as applicable and certain of our named executive officers continue to hold these vested units and may receive certain profits interests with respect to these awards. No further grant of the Class B or Class C units, however, occurred during the prior fiscal year or will occur in the future.

        Following the end of the fiscal year ending March 31, 2011, we also adopted a cash-based long term phantom unit plan for our employees and certain directors that is described below, the Phantom Unit Performance Plan ("PUPP").

        Health and Welfare Benefits.    All of our regular full-time employees, including our named executive officers, receive certain health and welfare benefits. The benefits include a health and dental plan, a short- and long-term disability plan, basic and optional life insurance, and basic and optional accidental death and dismemberment insurance coverage (with the exception of Mr. Powers). Pursuant to his employment agreement that was effective during the fiscal year ended March 31, 2011, as well his new employment agreement, Mr. Pope is entitled to receive an annual allowance of $6,000 in order to cover additional health care expenses not directly provided or paid for by us. We also own a life insurance policy on the life of Mr. Pope, where we are both the owner and beneficiary. We make payments on Mr. Pope's behalf for a Critical Illness policy that was previously established by Mr. Pope's prior employer and continued by us. Mr. Powers receives health and dental benefits only, which are funded by us.

        Retirement and Pension Benefits.    Our registered retirement savings plan, or RRSP Plan/Non-Registered Employee Savings Plan, provides Canadian resident employees with an opportunity to participate in a retirement savings plan. This type of retirement plan is a Canadian retirement plan with features similar to a 401(k) plan or an individual retirement account administered in the United States. Our employees, including our named executive officers (other than Mr. Powers), are allowed to contribute their own funds, and we will provide certain matching contributions as well as discretionary contributions from us on their behalf from time to time. Mr. Pope's employment agreement states that he will receive an annual contribution from us of 8% of his annual base salary, and in the event that Mr. Pope contributes 5% to 25% of his own compensation, a corporate match of up to 5% annually. Mr. Powers, a U.S. citizen, participates in a US 401(k) Plan which allows Mr. Powers to contribute his own funds and the Company provides an 11% contribution to his 401(k) Plan.

        Mr. Pope's prior employer maintained a Supplemental Executive Retirement Plan, or a SERP, which Mr. Pope participated in prior to his employment with us. The SERP was intended to provide him with a $250,000 annual retirement benefit for a period of ten years, or in the event of Mr. Pope's death prior to retirement, a death benefit to his beneficiaries of $1,500,000. Within Mr. Pope's previous employment agreement, as well as his new employment agreement with us, we agreed to provide Mr. Pope with the same retirement benefits to which he would have been entitled under the SERP. Mr. Pope's prior employer had begun to fund Mr. Pope's SERP benefit by way of a life insurance policy on the life of Mr. Pope, which we took over as both owner and beneficiary in 2006 in connection with Mr. Pope's execution of his previous employment agreement with us. We intend to continue funding this life insurance policy as a means of financing Mr. Pope's eventual retirement or death benefit.

        Perquisites.    We provide our named executive officers with certain perquisites that we feel are in line with industry standards as well as peer companies within our geographic region, and which are necessary to stay competitive with regard to executive compensation. Certain of these perquisites relate to items that are "carry-overs," or perquisites that were provided to the executives when they were previously employed by EnCana Corporation or its affiliates, and we felt that it would be unjust to take such benefits away from the executives following their employment with us. Our named executives (other than Mr. Powers) received additional payments to be applied to expenses for home computers, club membership (including industry organizations) and other personal expenses, as well as a monthly automobile allowance and paid parking at our office facilities.

  Actions Taken Following the Fiscal Year Ended March 31, 2011

        As previously discussed, the compensation committee believed that it was important to examine and potentially alter our overall compensation structure and of our executives to more accurately reflect a market-based compensation structure that was appropriate for a publicly traded limited partnership. Therefore, after performing such examination over the course of fiscal 2011, with the assistance of Cogent Compensation Partners, the compensation committee put in place a new comprehensive plan, which included changes to base salary, short term incentives and long term incentives. This new compensation plan was implemented on April 1, 2011 and is briefly described below.

        Base Salary    On March 24, 2011, our board approved, on the recommendation of the compensation committee, changes to many employees and executives base salary. These changes became effective on April 1, 2011 and were a result of the examination and surveys of the market conducted by the compensation committee and Cogent Compensation Partners over the course of fiscal year 2011. The changes were made to bring the base salary compensation in-line with other similarly-situated market comparables for publicly traded entities, and in particular, limited partnerships.

        Short Term Incentive Plan.    On March 24, 2011, our board approved the framework of a short term incentive bonus plan applicable to our employees, including our named executive officers, for the 2012 fiscal year (which will begin on April 1, 2011) (the "STI"). This is the functional equivalent to the former annual cash bonus compensation previously awarded under the fiscal 2011 compensation structure. The STI will provide annual bonuses based upon the achievement, if any, of our company performance targets, as well as individual performance targets for certain employees, which we expect our Compensation Committee to set each year.

        Long Term Incentive Plan.    On March 24, 2011, our board established a cash-based long-term compensation plan for our employees that we intend to use utilize during the fiscal year 2012 (the "PUPP"), as previously described. A principal purpose of the PUPP is to further align the interests of participants in the PUPP, including our named executive officers, with the interest of our unit holders by providing certain employees and directors with a phantom unit award. A "Phantom Unit" is a notional unit granted under the PUPP that represents the right to receive a cash payment equal to the fair market value of a unit of our common units (a "Unit"), following the satisfaction of certain time periods and/or certain performance criteria.

        The PUPP will be primarily administered by our compensation committee under the overall direction of our board. The compensation committee will determine all of the terms and conditions of each Phantom Unit award, subject to the terms and conditions required by the PUPP, and will grant Phantom Units to eligible participants at such times as the compensation committee may determine to be appropriate. Such terms and conditions will be set forth in an individual Phantom Unit award agreement at the time of each grant of Phantom Units.

        Phantom Unit awards under the PUPP will become vested upon the date or dates on which the compensation committee sets forth in the award agreement and subject to such performance conditions as the compensation committee may assign to the particular Phantom Unit award. Unless the compensation committee specifies otherwise within the award agreement, Phantom Units will be granted unvested and subject to both time and performance conditions. The default time period over which the Phantom Unit will vest will be three years from the date of grant, and the performance measure will be based upon DCF and TUR metrics compared to such metrics at a select group of peer companies to us, except that the we expect that initial grants of Phantom Units will be grossed up to 167% of the target amount for each recipient and will vest 2/3 after one year and 1/3 after two years (in order that 100% of the target number will vest in one year and 2/3 of the target number initially granted (together with an additional 1/3 of a subsequent grant assuming the PUPP is administered as expected). "DCF" is defined within the PUPP as distributed cash flow from a trust, partnership or corporation calculated based on the appreciation in the distributed cash flow per Unit or any other applicable publicly traded security during the performance period. "TUR" is defined within the PUPP as the total unitholder return of a trust, partnership or corporation, calculated based on the appreciation in the price of a Unit or other applicable traded security during the performance period. The DCF and TUR metrics will be calculated based on our percentile ranking during the applicable performance period compared to a peer group that will be determined by the compensation committee from time to time. Provided that we have satisfied our minimum quarterly distribution targets for the underlying Units, the Phantom Units will typically vest in accordance with the following performance criteria:

TUR Percentile

% of Phantom Units Earned at Payout

	Below 35thpercentile	35th percentile	50th percentile	75th percentile
Max.—75th percentile	0%	100%	150%	200%
Target—50th percentile	0%	75%	100%	150%
Threshold—35th percentile	0%	50%	75%	100%
Below 35th percentile	0%	0%	0%	0%

DCF Percentile

        The PUPP participants must also generally be providing services to us or one of our affiliates in order for their Phantom Unit to become vested. The compensation committee will have authority to provide for accelerated vesting provisions in the event of a termination of employment or a change in control. Generally, in the event of a PUPP participant's death, disability, retirement, or termination of employment without cause, unvested Phantom Units will vest on a pro rata basis by taking into account the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award. Where the Phantom Units are subject to performance criteria, a "target" level of performance will be applied upon any acceleration of vesting, such that a maximum of 100% of the Phantom Units originally granted will become vested. Where vesting of the Phantom Units are based solely on time, the Phantom Units will also vest on a pro rata basis calculated by the number of days of service provided to us or one of our affiliates from the grant date to the vesting date. Unless otherwise provided in an individual award agreement, if we incur a change in control, and the holder is also terminated, the Phantom Units will also receive accelerated vesting, with any performance-based vesting provisions being accelerated at the "target" performance level.

        The Phantom Units will also be granted with distribution equivalent rights. During the period the Phantom Unit is outstanding, any distribution that we pay to Unit holders generally will also be credited to the Phantom Unit holder in the form of additional Phantom Units. The number of additional Phantom Units to be credited to a PUPP participant's account will be determined by dividing the full amount of the distribution we would have made to the Phantom Unit holder if the Phantom Units were non-restricted Units, by the fair market value of a Unit on the payment date of any distribution.

        In the event that a PUPP participant is subject solely to the United States securities and tax laws rather than Canadian tax or securities laws, the PUPP also contains a schedule of certain provisions that will apply to those participants in lieu of certain provisions within the main body of the PUPP document.

        Mr. Pope's Employment Agreement.    Mr. Pope's previous employment agreement was entered into with Niska Gas Storage, and subsequently amended by an agreement that placed his employment with AECO Gas Storage Partnership (by its managing partner Niska Gas Storage Canada ULC) in 2009. Following our IPO and certain corporate restructuring events, we entered into a new employment agreement with Mr. Pope to clarify his position as the President and Chief Executive Officer of Niska Partners Management ULC and all of its subsidiaries, including Niska Gas Storage Partners LLC. The term of the new employment agreement began on April 1, 2011 and will continue for an indefinite period of time, but may be terminated at the discretion of Mr. Pope or us, with or without cause. Mr. Pope's compensation pursuant to the new employment agreement will include an annual base salary of not less than $550,000 Canadian dollars (approximately $540,980 in US dollars using the exchange rate in effect on March 31, 2011), payable in semi-monthly installments. Mr. Pope will be entitled to participate in the PUPP and receive phantom unit awards. The new employment agreement provides Mr. Pope with an annual allowance of $24,000 per year for expenses related to home computers, annual social club memberships and other personal expenses, a $6,000 annual supplemental health care allowance, a $2,000 (Canadian dollars) per month automobile allowance and four weeks of vacation per year. Mr. Pope will remain eligible to participate in our RRSP Plan/Non-Registered Employee Savings Plan, where he will receive an employer contribution on his behalf equal to eight percent (8%) of his annual base salary, as well as an employer matching contribution that will be capped at five percent (5%) of his annual base salary.

        The terms and conditions relating to potential severance payments, as well as our rationale for providing these benefits to Mr. Pope, are further described in the section below titled "Potential Payments Upon Termination or Change in Control."

        Mr. Pope's Retirement.    On June 8, 2011, Mr. Pope informed our board that he will be resigning as our President and Chief Executive Officer, effective July 1, 2011. We expect Mr. Pope to remain a member of our board following his resignation as our President and Chief Executive Officer. As a member of our board, Mr. Pope will be entitled to the same compensation as our directors who are not officers, employees or paid consultants and advisors of our manager or its affiliates.

Report of the Compensation Committee

        In light of the foregoing, as required by Item 407(e)(5) of Regulation S-K, our compensation committee has reviewed and discussed the Compensation Discussion and Analysis with our management and, based on such review and discussions, has recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report.

  By the Compensation Committee:
   George A. O'Brien, Chairman
  Deborah M. Fretz
  William H. Shea

Executive Compensation

        The following tables, footnotes and the above narratives provide information regarding the compensation, benefits and equity holdings in Niska Holdings for the named executive officers.

  Summary Compensation for Years Ended March 31, 2011, 2010 and 2009

        The following table and footnotes provide information regarding the compensation of the named executive officers during the fiscal years ended March 31, 2009, March 31, 2010 and March 31, 2011. The year "2009" refers to the fiscal year of April 1, 2008 through March 31, 2009, the year "2010" refers to the fiscal year of April 1, 2009 through March 31, 2010, and the year "2011" refers to the fiscal year of April 1, 2010 through March 31, 2011. Compensation to our named executive officers was paid primarily in Canadian dollars, but is reported in U.S. dollars in the tables that follow. An exchange rate of 0.952 U.S. dollars was used for the 2009 and 2010 amounts for each Canadian dollar (the exchange rate reported by the Bank of Canada on December 31, 2009) and 0.9836 U.S dollars for each Canadian dollar was used for the 2011 amounts of each Canadian dollar (the exchange rate reported by the Bank of Canada on March 31, 2011). The only exception to this rule is for our new Chief Financial Officer, Vance E. Powers, who is a US resident and paid in US dollars.

Name and Principal Position	Year Covered	Salary ($)	Bonus ($)	All Other Compensation ($)(4)	Total ($)
David F. Pope(1)	2011	464,751	2,181,133	125,750	2,771,634
Chief Executive Officer Principal Executive	2010	449,820	5,571,384	72,631	6,093,835
Officer)	2009	444,465	2,374,296	108,094	2,926,855
Simon Dupéré(2)	2011	270,490	849,585	63,566	1,183,641
Chief Operating Officer	2010	245,378	1,767,960	44,219	2,057,557
	2009	237,048	849,802	50,001	1,136,852
Vance E. Powers	2011	55,000	102,667	9,534	167,201
Chief Financial Officer (Principal Financial
Officer)
Rick J. Staples(2)	2011	206,556	503,603	50,641	760,800
Senior Vice President, Commercial	2010	191,411	1,258,544	49,563	1,499,518
Operations	2009	182,724	396,984	50,219	629,928
Jason Dubchak	2011	196,720	354,096	26,605	577,421
Vice President, General Counsel &
Corporate Secretary
Darin Olson(2)	2011	196,720	295,080	39,757	531,557
Chief Financial Officer / Vice President,	2010	177,310	553,112	31,393	761,815
Finance	2009	160,301	292,740	33,508	486,549
Paul Amirault(3)	2011	137,463	0	316,798	454,261
Senior Vice President	2010	213,992	658,784	36,626	909,402
	2009	211,796	325,108	41,924	578,828

(1)
$1,000,000 of Mr. Pope's bonus, which was accrued in fiscal year 2010, was not paid until September, 2010. However, the payment was made in relation to services provided by Mr. Pope during fiscal year 2010.

(2)
In the fiscal year ended March 31, 2010, Darin Olson was granted 900 Class B units, Simon Dupéré was granted 5,406 Class B units, and Rick Staples was granted 3,604 Class B units. Each of the Class B units granted in the 2010 year was granted fully vested. In accordance with FASB ASC Topic 718, however, we recognized a $0 grant date fair value, and recognize no dollar amount with respect to financial reporting purposes upon the vesting of any previously granted Class B and Class C units. In the fiscal year ended March 31, 2011, no additional Class B or Class C units were granted, and no equity-based compensation awards from the Plan were granted during the prior fiscal year.

(3)
In the fiscal year ended March 31, 2011, Paul Amirault retired and received a retiring allowance of $295,080 USD which is part of the "All Other Compensation" total.

(4)
Amounts disclosed in the "All Other Compensation" column for the fiscal year ending in 2011 consist of the following items and amounts in USD:

Executive Officer	RRSP Plan ($)	Parking ($)	Vehicle Allowance ($)	Misc Allowance & Vacation Buy back ($)	Canadian Pension Plan ($)	Employment Insurance ($)	Workers Comp Contributions ($)	Total ($)
David Pope	37,180	5,016	23,606	56,321	2,181	859	586	125,750
Simon Dupéré	21,639	5,016	17,705	15,605	2,181	859	560	63,566
Rick Staples	16,524	5,016	13,770	11,803	2,181	859	486	50,641
Jason Dubchak	15,738	5,016	0	2,361	2,181	859	451	26,605
Darin Olson	15,738	5,016	0	15,495	2,181	859	467	39,757
Paul Amirault	10,997	3,344	0	302,457	0	0	55	316,798

US Executive Officer	401K Contributions ($)	Parking ($)	Vehicle Allowance ($)	Misc. Allowance & Vacation Buy back ($)	Social Security ($)	Medicare ($)	Workers Comp Contributions ($)	Total ($)
Vance E. Powers	6,050	0	0	0	2,299	794	391	9,534

  Grants of Plan-Based Awards

        We did not grant plan-based awards to our named executive officers during the fiscal year ended March 31, 2011.

  Narrative Description to Summary Compensation Table and Grants of Plan-Based Awards

        The term of Mr. Pope's employment agreement that was effective as of March 31, 2011 began on August 20, 2006 and was set to continue for an indefinite period of time unless earlier terminated by either party. The agreement provided Mr. Pope with an annual base salary of $450,000 (Canadian dollars, which, using the exchange rate noted within the Summary Compensation Table below, would be approximately $442,620 US dollars). Mr. Pope was entitled to receive a cash bonus from the discretionary cash pool described further in the "Compensation Discussion and Analysis" above, along with certain perquisites that have been disclosed within the "All Other Compensation" section of the Summary Compensation Table above. Provisions relating to Mr. Pope's termination of employment, non-competition and non-solicitation are described in detail below.

  Outstanding Equity Awards as of Fiscal Year-End March 31, 2010

        As of March 31, 2011, the risk of forfeiture had lapsed with respect to all equity awards held by our named executive officers.

  Option Exercises and Stock Vested

        The named executive officers did not hold any options that were exercised or any unit awards that vested during the year ended March 31, 2011.

  Pension Benefits

        We do not maintain or sponsor a pension plan for our named executive officers.

  Nonqualified Deferred Compensation

        We do not maintain or sponsor a nonqualified deferred compensation plan for our named executive officers.

  Potential Payments Upon Change of Control or Termination

        As of March 31, 2010, Mr. Pope was the only named executive officer subject to a formal employment agreement that will provide the officer with certain payments and benefits in connection with his termination of employment. And as all outstanding equity awards held by our remaining executive officers have become fully vested, there would be no amounts payable or accelerated with respect to a termination of employment or a change in control. Mr. Pope's employment agreement that was effective as of March 31, 2011 with the AECO Partnership was executed in August of 2006 and contained the terms and conditions below.

        In the event we terminated Mr. Pope for Just Cause (as defined below), all compensation payments to Mr. Pope would have ceased. If we terminated Mr. Pope other than for Just Cause, or Mr. Pope terminated his employment for Good Reason (as defined below), Mr. Pope would have received a cash payment of $900,000 (Canadian dollars, or approximately $885,240 in US dollars using the exchange rate as of March 31, 2011) less applicable withholding taxes, which amount represented two years of salary for Mr. Pope. Where Mr. Pope voluntarily resigned without Good Reason (including a normal retirement), or his employment relationship was terminated due to death or a mental or physical incapacity, all compensation payments would have ceased at such time. Canada has traditionally had a very robust jurisprudence regarding the notice provided to employees or payments made in lieu of notice (severance), payable to employees upon certain terminations, and we felt that providing the $900,000 Canadian dollar payment in the event of Mr. Pope's termination other than for Just Cause or for Good Reason was an equitable result to both Mr. Pope and us in light of the uncertain, but typically generous, severance payments authorized in the Canadian courts to executives that have litigated a severance issue due to an uncertain or nonexistent employment agreement provision on this subject.

        Any payments that Mr. Pope would have been entitled to receive upon a termination of employment would have been conditioned upon his execution of a general release in our favor. Mr. Pope would also have remained subject to the confidentiality provisions of his employment agreement, as well as the non-competition provisions for a restricted period of one year and the non-solicitation provisions for a restricted period of six months following a termination of employment.

        "Good Reason" was defined as (1) our requirement that Mr. Pope devote the majority of his time to duties inconsistent with his position; (2) a reduction of 20% or more of Mr. Pope's annual base salary; (3) the required relocation of Mr. Pope's primary work location by more than 50 miles from his primary work location at the time of his entrance into the employment agreement; (4) our refusal to allow Mr. Pope to participate in our incentive compensation plans to which are comparable to the same plans in which he participated as an employee of his previous employer; or (5) our refusal to allow Mr. Pope to participate in employment benefit programs that are comparable to the same plans in which he participated as an employee of his previous employer.

        "Just Cause" included (1) any improper conduct by Mr. Pope which was materially detrimental to us, our business, our employees or our standing in the community; (2) a willful failure to properly carry out his duties; (3) Mr. Pope's conviction of a criminal offense; or (4) any theft, conversion or misappropriation, attempted theft, conversion or misappropriation of any of our property, clients, business or business opportunities.

        Mr. Pope's employment agreement also provided for the continuation of Mr. Pope's SERP benefit. See "—Compensation Discussion and Analysis—Other Benefits."

        Following the fiscal year ending March 31, 2011, we entered into a new employment agreement with Mr. Pope that became effective on April 1, 2011. This new employment agreement also provides Mr. Pope with potential severance benefits in connection with certain terminations of his employment that are similar to the terms of the severance provided above. As with his previous employment agreement, Mr. Pope will receive a $900,000 cash payment (Canadian dollars, or approximately $885,240 in US dollars using the exchange rate as of March 31, 2011) in the event that he is terminated by us other than for Just Cause or he resigns with Good Reason. One slight difference between the previous employment agreement and the new employment agreement is that subclause (4) of the Good Reason definition described above has been modified to address our refusal to allow Mr. Pope to participate in our incentive compensation plans that are provided for within the new employment agreement, rather than a refusal to permit him to participate in incentive plans comparable to the incentive plans that Mr. Pope participated in at his previous employer. The new employment agreement states that both Mr. Pope and we will agree that in the event this severance payment is provided to Mr. Pope, it will constitute our one and final obligation to him in connection with a termination of his employment, and it will satisfy any and all statutory obligations we may have with respect to any benefits Mr. Pope was entitled to receive at the time of his termination of employment. As with his previous employment agreement, Mr. Pope will not be entitled to any severance in the event of a termination due to his death, a mental or physical incapacity, or a resignation. Mr. Pope's new employment agreement also contains non-competition provisions for a restricted period of one year and non-solicitation provisions for a restricted period of six months following a termination of employment.

Risk Assessment

        Our compensation committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.

        Our compensation philosophy and culture support the use of base salary, certain performance-based compensation that are generally uniform in design and in operation throughout our organization and with all levels of employees. These compensation policies and practices are centrally designed and administered, and are substantially identical between our business divisions. In addition, the following specific factors, in particular, reduce the likelihood of excessive risk-taking:

  •
  Our overall compensation levels are competitive with the market.

  •
  Our compensation mix is balanced among (i) fixed components like salary and benefits, and (ii) annual incentives that reward our overall financial performance, operational measures and individual performance.

  •
  The compensation committee has discretion to reduce performance-based awards when it determines that such adjustments would be appropriate based on our interests and the interests of our unit holders.

  •
  Executive officers are subject to certain blackout periods and our insider trading policy.

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

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(1)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Deborah M. Fretz	$72,500	$49,963	0	0	0	0	$122,463
James G. Jackson(2)	0	0	0	0	0	0	0
E. Bartow Jones	0	0	0	0	0	0	0
Stephen C. Muther	$78,500	$49,963	0	0	0	0	$128,463
George A. O'Brien	0	0	0	0	0	0	0
William H. Shea	0	0	0	0	0	0	0
Andrew W. Ward	0	0	0	0	0	0	0

(1)
Represents the aggregate number of unit awards granted to the named director during the prior fiscal year

(2)
Mr. Jackson was appointed as a member of the board of directors on May 12, 2011.

        On June 8, 2011, Mr. Pope informed our board that he will be resigning as our President and Chief Executive Officer, effective July 1, 2011. We expect Mr. Pope to remain a member of our board following his resignation as our President and Chief Executive Officer. As a member of our board, Mr. Pope will be entitled to the same compensation as our Eligible Directors.

        In connection with Mr. Pope's resignation, our board has elected Ms. Deborah Fretz as our interim non-executive Chairman of the Board, effective July 1, 2011. In addition to the director compensation described above, as our non-executive Chairman of the Board, Ms. Fretz will receive additional director compensation of $125,000 per year that will be pro-rated based upon the number of days Ms. Fretz serves as our Chairman of the Board and is payable half in restricted common units and half in cash.

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

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
Niska Sponsor Holdings Cooperatief U.A.(1)	16,304,745	48.2%	33,804,745	100%	74.1%
David Pope	—	—	—	—	—
Simon Dupéré	—	—	—	—	—
Vance E. Powers	1,000	*	—	—	*
Rick Staples	—	—	—	—	—
Jason Dubchak	—	—	—	—	—
Jason Kulsky	—	—	—	—	—
Darin Olson	—	—	—	—	—
Paul Amirault	—	—	—	—	—
Deborah M. Fretz	3,980	*	—	—	*
James G. Jackson	—	—	—	—	—
E. Bartow Jones	—	—	—	—	—
Stephen C. Muther	3,480	*	—	—	*
George A. O'Brien	—	—	—	—	—
William Shea, Jr.	—	—	—	—	—
Andrew Ward	—	—	—	—	—
All directors and executive officers as a group (fifteen persons)	8,460	*	—	—	*

*
Less than 1%

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

        Holdco owns 16,304,745 common units and 33,804,745 subordinated units, representing approximately 74.1% of our units and the incentive distribution rights. In addition, our manager owns a 2% managing member interest in us.

  Agreements with Affiliates

        During the year ended March 31, 2011, we entered into various agreements that effected our formation transactions, including the transfer of assets to, and the assumption of liabilities by, us and our subsidiaries. These agreements were not the result of arm's-length negotiations and the terms of these agreements were not necessarily at least as favorable to the parties to these agreements as the terms which could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with our formation transactions, including the expenses associated with transferring assets to our subsidiaries were paid from the proceeds of our IPO.

  Services Agreement

        On March 5, 2010, our subsidiary, AECO Partnership, entered into a services agreement with certain affiliates of Holdco pursuant to which it would provide employees to manage certain development projects for Holdco or its affiliates in return for a service fee that is to be agreed upon between the parties from time to time. AECO Partnership subsequently assigned its rights and obligations under the services agreement to Niska Gas Storage Management ULC. The initial term of the services agreement expired on March 31, 2011, at which point it was automatically renewed for an additional one-year term. The current term will expire on March 31, 2012, at which point it will automatically renew for an additional one-year term unless it is terminated.

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

Policies Relating to Conflicts of Interest

        Conflicts of interest exist and may arise in the future as a result of the relationships between our manager and its affiliates (including Holdco), on the one hand, and us and our unaffiliated members, on the other hand. Our directors and officers have fiduciary duties to manage our manager in a manner beneficial to its owners. At the same time, our manager has a fiduciary duty to manage us in a manner beneficial to our unitholders. Our Operating Agreement contains provisions that specifically define our manager's fiduciary duties to the unitholders. Our Operating Agreement also specifically defines the remedies available to unitholders for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law. The Delaware Limited Liability Company Act, which we refer to as the Delaware Act, provides that Delaware limited liability companies may, in their Operating Agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by a manager to members and us.

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

        If our board does not seek approval from the conflicts committee and determines that the resolution or course of action taken with respect to the conflict of interest satisfies either of the standards set forth in the third and fourth bullet points above, then it will be presumed that, in making its decision, our board acted in good faith, and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption. Unless the resolution of a conflict is specifically provided for in our Operating Agreement, our board or the conflicts committee of our board may consider any factors it determines in good faith to consider when resolving a conflict. When our Operating Agreement requires someone to act in good faith, it requires that person to reasonably believe that he is acting in the best interests of us, unless the context otherwise requires. See "Management" for information about the conflicts committee of our board.

        The transactions described above under "—Agreements With Affiliates" were described in our registration statement relating to our IPO and deemed approved by all our members under the terms of our Operating Agreement.

Item 14.    Principal Accounting Fees and Services.

        The following table presents fees for professional services rendered by KPMG LLP for 2011, 2010 and 2009:

	Niska	Niska Predecessor
	Year Ended March 31,
	2011	2010	2009
Audit Fees(1)	$1,370,401	$1,970,000	$410,000
Tax Fees(2)	43,465	30,786	—

Total	$1,413,867	$2,000,786	$410,000

(1)
Expenditures classified as "Audit fees" above include those related to KPMG USA and KPMG Canada's audit of our consolidated financial statements and work performed in connection with our IPO by KPMG Canada.

(2)
"Tax fees" are related to general tax advisory services provided by KPMG Canada.

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

(3)
Exhibits

 EXHIBIT LIST

Exhibit Number			Description
3.1		—	Certificate of formation of Niska Gas Storage Partners LLC (incorporated by reference to exhibit 3.1 to Amendment No. 2 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on April 15, 2010)

3.2		—	First Amended and Restated Operating Agreement of Niska Gas Storage Partners LLC dated May 17, 2010 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 19, 2010)

10.1	†	—	Niska Gas Storage Partners LLC 2010 Long-Term Incentive Plan effective as of May 16, 2010 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 19, 2010)

10.2		—	Contribution, Assignment and Assumption Agreement dated as of May 17, 2010 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 12, 2010)

10.3		—	Credit Agreement dated as of March 5, 2010 among Niska Gas Storage US, LLC, as US Borrower, and AECO Gas Storage Partnership, as Canadian Borrower, Niska GS Holdings I, L.P., Niska GS Holdings II, L.P., Royal Bank of Canada, as Administrative Agent and Collateral Agent and the other lenders party thereto (incorporated by reference to exhibit 10.4 Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.4		—	Indenture dated as of March 5, 2010 among Niska Gas Storage US, LLC, Niska Gas Storage US Finance Corp., Niska Gas Storage Canada ULC and Niska Gas Storage Canada Finance Corp., as issuers, each of the Guarantors party thereto, and The Bank of New York Mellon, as Trustee (incorporated by reference to exhibit 10.5 Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.5	†	—	Executive Employment Agreement of David Pope dated August 20, 2006 (incorporated by reference to exhibit 10.8 Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.6	†	—	Amendment to Executive Employment Agreement of David Pope dated March 1, 2009 (incorporated by reference to exhibit 10.9 Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.7		—	Registration Rights Agreement between Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöperatief U.A. dated May 17, 2010 (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 19, 2010)

10.8		—	Services Agreement dated March 5, 2010 among AECO Gas Storage Partnership, Niska GS Holdings US, L.P. and Niska GS Holdings Canada, L.P. (incorporated by reference to exhibit 10.3 to Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

12.1	*	—	Statement regarding computation of ratios

Exhibit Number			Description
21.1		—	List of Subsidiaries of Niska Gas Storage Partners LLC (incorporated by reference to exhibit 21.1 to Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: June 14, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID F. POPE David F. Pope	President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2011
/s/ VANCE E. POWERS Vance E. Powers	Chief Financial Officer (Principal Financial and Accounting Officer)	June 14, 2011
/s/ DEBORAH M. FRETZ Deborah M. Fretz	Director	June 14, 2011
/s/ JAMES G. JACKSON James G. Jackson	Director	June 14, 2011
/s/ E. BARTOW JONES E. Bartow Jones	Director	June 14, 2011
/s/ STEPHEN C. MUTHER Stephen C. Muther	Director	June 14, 2011
/s/ GEORGE A. O'BRIEN George A. O'Brien	Director	June 14, 2011

Signature	Title	Date

/s/ WILLIAM H. SHEA, JR. William H. Shea, Jr.	Director	June 14, 2011
/s/ ANDREW W. WARD Andrew W. Ward	Director	June 14, 2011

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of Niska Gas Storage Partners LLC ("Niska Partners") is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management evaluated Niska Partners' internal control over financial reporting as of Match 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of March 31, 2011, Niska Partners' internal control over financial reporting was effective.

        Niska Partners' independent registered public accounting firm, KPMG LLP, has audited the internal control over financial reporting. Their opinion on the effectiveness of Niska Partners' internal control over financial reporting appears herein.

Date: June 14, 2011

/s/ DAVID F. POPE David F. Pope President, Chief Executive Officer and Director	/s/ VANCE E. POWERS Vance E. Powers Chief Financial Officer

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited Niska Gas Storage Partners LLC's (the "Company") internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Niska Gas Storage Partners LLC as of March 31, 2011, and the related consolidated statements of earnings and comprehensive income, partners' equity, and cash flows for the year then ended March 31, 2011, and our report dated June 10, 2011 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas
June 14, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited the accompanying consolidated balance sheet of Niska Gas Storage Partners LLC (the "Company") as of March 31, 2011, and the related consolidated statements of earnings and comprehensive income, partners' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)"), and our report dated June 14, 2011 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

        As discussed in Note 2 to the consolidated financial statements, the balance sheet, and the related statements of earnings and comprehensive income, partners' equity, and cash flows prior to May 17, 2010 have been prepared on a combined basis of accounting.

(signed) KPMG LLP

Houston, Texas
June 14, 2011

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited the accompanying combined balance sheets of Niska GS Holdings I LP and Niska GS Holdings II LP ("Niska 'Predecessor") as of March 31, 2010, and the related combined statements of earnings, comprehensive income and retained earnings, cash flows and partners' equity for each of the years in the two-year period ended March 31, 2010. These combined financial statements are the responsibility of Niska Predecessor's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Niska Predecessor as of March 31, 2010, and the combined results of its operations and its combined cash flows for each of the years in the two-year period ended March 31, 2010, in conformity with U.S generally accepted accounting principles.

(signed) KPMG LLP

Chartered Accountants
Calgary, Canada
June 24, 2010

Niska Gas Storage Partners LLC

Consolidated Statement of Earnings and Comprehensive Income

(Thousands of U.S. dollars)

	Year ended March 31,
	2011	2010	2009
		(Niska Predeceesor)
REVENUES
Long-term contract revenue	$119,566	$109,795	$110,730
Short-term contract revenue	40,972	58,375	52,040
Optimization, net (Note 13)	69,537	102,335	89,411

	230,075	270,505	252,181
EXPENSES (INCOME)
Operating	44,772	38,153	45,412
General and administrative	34,568	36,640	24,182
Depreciation and amortization (Notes 4, 5 and 6)	46,891	43,062	54,750
Impairment of goodwill (Note 5)	—	—	21,962
Interest (Note 14)	77,007	38,119	53,486
Foreign exchange gains	(518)	(7,189)	(25,843)
Other (income) expense (Note 15)	(48)	571	(18,717)

EARNINGS BEFORE INCOME TAXES	27,403	121,149	96,949

Income tax expense (benefit) (Note 9)
Current	1,213	1,344	314
Deferred	(31,267)	66,596	(12,185)

	(30,054)	67,940	(11,871)

NET EARNINGS AND COMPREHENSIVE INCOME	57,457	$53,209	$108,820

Less:
Net earnings prior to initial public offering on May 17, 2010	$36,234

Net earnings subsequent to initial public offering on May 17, 2010	$21,223

Net earnings subsequent to initial public offering allocated to:
Managing Member	$901

Common unitholders	$10,161

Subordinated unitholder	$10,161

Earnings per unit allocated to common unitholders
—basic and diluted	$0.31

Earnings per unit allocated to subordinated unitholder
—basic and diluted	$0.31

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(Thousands of U.S. dollars)

	As at March 31,
	2011	2010
		(Niska Predecessor)
ASSETS
Current Assets
Cash and cash equivalents	$117,742	$131,559
Margin deposits	79,107	—
Trade receivables	2,434	3,467
Accrued receivables	43,455	62,948
Due from related party	1,838	—
Natural gas inventory	133,576	129,390
Prepaid expenses	5,830	1,708
Short-term risk management assets (Notes 10 and 11)	59,717	100,864

	443,699	429,936
Long-term Assets
Property, plant and equipment, net of accumulated depreciation (Note 4)	964,146	983,016
Goodwill (Note 5)	495,604	497,954
Long-term natural gas inventory	15,264	15,264
Intangible assets, net of accumulated amortization (Note 5)	98,846	114,055
Deferred charges, net of accumulated amortization (Note 6)	22,215	24,253
Long-term risk management assets (Notes 10 and 11)	21,496	34,812

	1,617,571	1,669,354

	$2,061,270	$2,099,290

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Margin deposits	$—	$11,784
Trade payables	2,408	2,147
Current portion of deferred taxes (Note 9)	29,022	57,059
Deferred revenue	4,738	1,427
Accrued liabilities	86,662	61,403
Short-term risk management liabilities (Notes 10 and 11)	48,719	46,331

	171,549	180,151
Long-term Liabilities
Long-term risk management liabilities (Notes 10 and 11)	22,629	34,694
Asset retirement obligations (Note 8)	1,484	1,378
Funds held on deposit	121	115
Deferred income taxes (Note 9)	148,514	153,166
Long-term debt (Note 7)	800,000	800,000

	1,144,297	1,169,504
MEMBERS' EQUITY
Partners' capital (Note 12)	—	849,991
Retained earnings	—	79,795
Common units	510,275	—
Subordinated units	390,283	—
Managing Member's interest	16,415	—

	916,973	929,786
Commitments and contingencies (Notes 7, 12 and 17)
Subsequent events (Note 22)

	$2,061,270	$2,099,290

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

	Year ended March 31,
	2011	2010	2009
		(Niska Predecessor)
Operating Activities
Net earnings	$57,457	$53,209	$108,820
Adjustments to reconcile net earnings to net cash provided by operating activities:
Unrealized foreign exchange losses (gains)	770	(150)	(37,188)
Deferred income tax (benefit) expense	(31,267)	66,596	(12,185)
Unrealized risk management losses (gains) (Notes 10 and 11)	44,787	10,243	(77,333)
Depreciation and amortization	46,891	43,062	54,750
Deferred charges amortization (Note 14)	4,124	12,359	2,929
Gain on disposal of assets	—	—	(11)
Impairment of goodwill (Note 5)	—	—	21,962
Impairment of assets (Note 4)	—	650	2,106
Write-down of inventory	—	3,400	62,257
Changes in non-cash working capital (Note 18)	(69,377)	(33,482)	(104,621)

Net cash provided by operating activities	53,385	155,887	21,486

Investing Activities
Property, plant and equipment expenditures	(20,375)	(67,754)	(18,962)
Proceeds on disposal of assets	—	—	3,653
Other	—	—	(331)

Net cash used in investing activities	(20,375)	(67,754)	(15,640)

Financing Activities
Proceeds from debt issuance	—	800,000	—
Proceeds on revolver drawings	567,000	185,000	167,005
Revolver repayments	(567,000)	(250,000)	(100,000)
Debt repayments	—	(596,956)	(98,866)
Payment of deferred financing costs	(2,086)	(24,572)	—
Net proceeds from issuance of common units	333,459	—	—
Capital contributions from partners	—	33,000	50,000
Distributions to partners (Notes 12 and 19)	(378,003)	(128,966)	(48,505)

Net cash (used in) provided by financing activities	(46,630)	17,506	(30,366)

Effect of translation on foreign currency cash and cash equivalents	(197)	160	7
Net (decrease) increase in cash and cash equivalents	(13,817)	105,799	(24,513)
Cash and cash equivalents, beginning of the year	131,559	25,760	50,273

Cash and cash equivalents, end of the year	$117,742	$131,559	$25,760

Supplemental cash flow disclosures (Note 19)

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Members' Equity

(Thousands of U.S. dollars)

	Niska Gas Storage Partners LLC			Niska Predecessor
	Common Units	Subordinated Units	Managing Member's Interest	Partners' Capital	Retained Earnings	Total
Balance, April 1, 2008	$—	$—	$—	$766,991	$100,068	$867,059
Capital contributions	—	—	—	50,000	—	50,000
Net earnings	—	—	—	—	108,820	108,820
Cash distributions to Partners	—	—	—	—	(48,505)	(48,505)

Balance, March 31, 2009	—	—	—	816,991	160,383	977,374

Capital contributions				33,000	—	33,000
Net earnings					53,209	53,209
Cash distributions to Partners					(133,797)	(133,797)

Balance, March 31, 2010	—	—	—	849,991	79,795	929,786

Net earnings, April 1, 2010—May 16, 2010	—	—	—	—	36,234	36,234
Cash distributions to Partners	—	—	—	(153,614)	(159,726)	(313,340)
Non-cash distribution of Starks Gas Storage LLC and Coastal Bend Gas Storage LLC	—	—	—	(15,604)	(10,122)	(25,726)
Exchange of Partners' capital for common and subordinated units, incentive distribution rights, and Managing Member's interest	198,340	411,807	16,807	(680,773)	53,819	—
Net proceeds from initial public offering	333,459	—	—	—	—	333,459
Net earnings, May 17, 2010 to March 31, 2011	10,161	10,161	901	—	—	21,223
Distributions to Unitholders	(31,685)	(31,685)	(1,293)	—	—	(64,663)

Balance, March 31, 2011	$510,275	$390,283	$16,415	$—	$—	$916,973

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements

(Thousands of U.S. dollars)

1. Description of Business

        Niska Gas Storage Partners LLC ("Niska Partners" or the "Company") is a publicly-traded Delaware limited liability company (NYSE:NKA) that was formed on January 27, 2010 to acquire certain assets of Niska GS Holdings I, LP and Niska GS Holdings II, LP (collectively, "Niska Predecessor"). On May 11, 2010, Niska Partners priced its initial public offering (the "IPO") of 17,500,000 common units at an offering price of $20.50 per unit. Upon closing of the IPO on May 17, 2010, Niska Partners received net proceeds of $333.5 million, after deducting the underwriters' discount, structuring fees and offering expenses. Upon closing the IPO, Niska Predecessor's parent Niska Sponsor Holdings Coöperatief U.A. ("Sponsor Holdings" or "Holdco"), exchanged 100% of its equity interest in Niska Predecessor for a 2% Managing Member's interest, 33,804,745 subordinated units, 13,679,745 common units of Niska Partners, and all of the Incentive Distribution Rights ("IDRs"). Prior to the closing of the IPO, Niska Partners had no activity.

        As partial consideration for the contribution of 100% of Niska Predecessor's equity interest to Niska Partners, Sponsor Holdings held the right to receive any common units not purchased pursuant to the expiration of a 30-day option granted to the underwriters of the IPO to purchase up to an additional 2,625,000 common units. Upon the close of business on June 10, 2010, the 30-day option granted to the underwriters expired unexercised. Pursuant to the Contribution Agreement, 2,625,000 common units were issued to Sponsor Holdings on June 11, 2010.

        At March 31, 2011, Niska Partners had 33,804,745 common units outstanding and 33,804,745 subordinated units outstanding. Of these amounts, 16,304,745 common units and all of the subordinated units are owned by Sponsor Holdings, along with a 2% Managing Member's interest in the Company and all of the IDRs. Including all of the common and subordinated units owned by Sponsor Holdings, along with the 2% Managing Member's interest, Sponsor Holdings has a 74.6% ownership interest in the Company, excluding the IDRs. The remaining 17,500,000 common units, representing a 25.4% ownership interest excluding the IDRs, are owned by the public.

        As a result of these transactions, Niska Partners became the owner of substantially all of the assets of Niska Predecessor, except for the assets of Starks Gas Storage LLC ("Starks") and Coastal Bend Gas Storage, LLC ("Coastal Bend"), two projects under development that were distributed to an affiliate of Niska Partners. These projects represented assets and partners' equity included in Niska Predecessor's financial statements of approximately $25.7 million at March 31, 2010. The transfers of the equity interests in Starks and Coastal Bend were treated as equity distributions in the accompanying financial statements.

        Niska Partners operates the Countess and Suffield gas storage facilities (collectively, the AECO Hub™) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Each of these facilities markets gas storage services in addition to optimizing storage capacity with its own proprietary gas purchases.

2. Significant Accounting Policies

Basis of presentation

        These consolidated financial statements have been prepared to reflect the consolidated financial position, results of operations and cash flows of Niska Partners and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

Basis of presentation (continued)

("GAAP"). The results from the pre-IPO period of April 1, 2010 to May 16, 2010, as well as the comparative years' disclosures for Niska Predecessor, have been prepared to reflect the combined financial position, results of operations, and cash flows of the predecessor Partnerships and their subsidiaries and have been prepared in accordance with GAAP.

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

        These financial statements include the accounts of Niska Partners and its wholly-owned subsidiaries, including AECO Gas Storage Partnership, Wild Goose Storage LLC, Niska Gas Storage, LLC and Salt Plains Storage, LLC, Access Gas Services Inc., Access Gas Services (Ontario) Inc., Access Gas Services (Alberta) Inc., EnerStream Agency Services Inc., and Niska Partners Management ULC. All material inter-company transactions have been eliminated.

        As the closing of the Company's IPO occurred on May 17, 2010, the earnings for the year ended March 31, 2011 have been determined pro-rata to reflect earnings on a pre- and post-IPO basis. As part of the process of allocating revenues and expenses to both periods, the Company assessed the fair value of its risk management assets and liabilities as of the closing date, resulting in an unrealized gain for the pre-IPO period and an unrealized loss for the post-IPO period. The net unrealized loss for the period from May 17, 2010 to March 31, 2011 is reflected in the per-unit information presented in the consolidated statement of earnings and comprehensive income.

Use of estimates

        In preparing these financial statements, Niska Partners is required to make estimates and assumptions that affect both the amount and timing of recording assets, liabilities, revenues and expenses since the determination of these items may be dependent on future events. Management uses the most current information available and exercises careful judgment in making these estimates. Although Management believes that these consolidated financial statements have been prepared within limits of materiality and within the framework of its significant accounting policies summarized below, actual results could differ from these estimates. Changes in estimates are accounted for on a prospective basis.

        Management has made key assumptions at the balance sheet date that have a risk of causing a material adjustment to the carrying amounts of assets and liabilities relating to the valuation of risk management assets and liabilities, inventory, and goodwill. Estimates affect, among other items: valuing identified intangible assets; evaluating impairments of long-lived assets; effectiveness of cushion gas; establishing estimated useful lives for long-lived assets; estimating revenues and expense accruals; assessing income tax expense and the requirement for a valuation allowance against the deferred income tax asset; valuing asset retirement obligations and in determining liabilities, if any, for legal contingencies.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

Revenue recognition

        The Company's assessment of each of the four revenue recognition criteria as they relate to its revenue producing activities is as follows:

        Persuasive evidence of an arrangement exists.    The Company's customary practices are to enter into a written contract, executed by both the customer and the Company.

        Delivery.    Delivery is deemed to have occurred at the time the natural gas is delivered and title is transferred, or in the case of fee-based arrangements, when the services are rendered. To the extent the Company retains its inventory, delivery occurs when the inventory is subsequently sold and title is transferred to the third party purchaser.

        The fee is fixed or determinable.    The Company negotiates the fee for its services at the outset of their fee-based arrangements. In these arrangements, the fees are nonrefundable. The fees are generally due on the 25th of the month following the delivery or services rendered. For other arrangements, the amount of revenue is determinable when the sale of the applicable product has been completed upon delivery and transfer of title.

        Collectability is reasonably assured.    Collectability is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers' financial position (e.g. cash position and credit rating) and their ability to pay. If collectability is not considered reasonably assured at the outset of an arrangement in accordance with the Company's credit review process, revenue is recognized when the fee is collected.

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

        Energy trading contracts resulting in the delivery of a commodity where Niska Partners is the principal in the transaction are recorded as optimization revenues at the time of physical delivery. Realized and unrealized gains and losses on financial energy trading contracts are included in optimization revenue (see Note 11).

        Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues in the consolidated statements of earnings and comprehensive income.

Cash and cash equivalents

        Niska Partners considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

Margin deposits

        Cash held in margin represents the right to receive or the obligation to pay cash collateral under a master netting arrangement that has not been offset against derivative positions. These derivatives are marked-to-market daily; the profit or loss on the daily position is then paid to, or received from, the account as appropriate under the terms of the Company's contract with its broker.

Natural gas inventory

        The Company's inventory is natural gas injected into storage which is held for resale. Long-term inventory represents non-cycling working gas. Non-cycling working gas is injected by the Company on a temporary basis to increase pressure within the reservoirs to allow it to market higher cycling contracts or previously un-saleable gas from an underutilized reservoir that can be sold into the market when the Company adds mechanical compression to the reservoir. This mechanical compression will allow access to natural gas that was previously required to maintain pressure within the reservoir. Inventory is valued at the lower of weighted average cost and market. Costs to store the gas are recognized as operating expenses in the period the costs are incurred. For the year ended March 31, 2011, the Company recorded a write-down of $ nil, (March 31, 2010—$3.4 million; March 31, 2009—$62.3 million), which is included in revenues in Optimization, net.

Property, plant and equipment

        Property, plant and equipment are recorded at cost when purchased. Depreciation is computed using the declining balance method for each category of asset using the following rates:

Facilities	5% and 15%
Wells	5%
Pipelines and measurement	5%
Office furniture and fixtures	20%
Computer hardware and software	30%
Other	10%

        Certain volumes of gas defined as cushion gas are required for maintaining a minimum field pressure. Cushion gas is considered a component of the facility and as such is not amortized because it is expected to ultimately be recovered and sold. Cushion gas is monitored to ensure that it provides effective pressure support for the facility. In the event that gas moves to another area of the reservoir where it does not provide effective pressure support, a loss is recorded, within depreciation expense, equal to the estimated volumes that have migrated (see Note 4).

        Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Interest costs for the construction or development of long-lived assets held by operational entities are capitalized and amortized over the related asset's estimated useful life (see Note 4).

Asset retirement obligations

        Niska Partners records a liability for an asset retirement obligation when the legal obligation to retire the asset has been incurred with an offsetting increase to the carrying value of the related

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

Asset retirement obligations (continued)

tangible long-lived asset. The recognition of an asset retirement obligation requires that management make numerous estimates, assumptions and judgments regarding such factors as the estimated probabilities, amounts and timing of settlements; the credit-adjusted risk-free rate to be used; inflation rates, and future advances in technology. In periods subsequent to initial measurement of the liability, the Company must recognize changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Accretion of the asset retirement obligations due to the passage of time is recorded as an expense in the statement of earnings. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss.

Impairment of long-lived assets

        Niska Partners evaluates whether events or circumstances have occurred that indicate that long-lived assets may not be recoverable or that the remaining useful life may warrant revision. When such events or circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value will be recovered through the expected undiscounted future cash flows. In the event that the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

Goodwill and other intangible assets

        Niska Partners accounts for business acquisitions using the purchase method of accounting and, accordingly, the assets and liabilities of the acquired entities are recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is attributed to goodwill.

        Goodwill is not amortized and is re-evaluated on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired.

        Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

        Other intangible assets represent contractual rights obtained in connection with a business combination that had favorable contractual terms relative to market as of the acquisition date.

        Intangible assets representing customer contracts are amortized over their useful lives. These assets are reviewed for impairment as impairment indicators arise. When such events or circumstances are

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

Goodwill and other intangible assets (continued)

present, the recoverability of long-lived assets is assessed by determining whether the carrying value will be recovered through the expected undiscounted future cash flows. In the event that the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

        Pipeline rights of way are formal agreements granting rights of way in perpetuity and are not subject to amortization but are subject to an annual impairment test.

Risk management activities

        The Company uses natural gas derivatives and other financial instruments to manage its exposure to changes in natural gas prices, and foreign exchange rates. These financial assets and liabilities, which are recorded at fair value on a recurring basis, are included in one of three categories based on a fair value hierarchy with realized and unrealized gains (losses) recognized in earnings (see Note 11).

        The fair value of the Company's derivative risk management contracts are recorded as a component of risk management assets and liabilities, which are classified as current or non-current assets or liabilities based upon the anticipated settlement date of the contracts.

Foreign currency translation

        The functional and reporting currency of the Company is the U.S. dollar. Non-U.S. dollar denominated monetary items are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Non-U.S. dollar denominated non-monetary items are translated to U.S. dollars at the exchange rate in effect when the transaction occurred. Revenues and expenses denominated in foreign currencies are translated at the average exchange rate in effect during the period. Foreign exchange gains or losses on translation are included in income.

Deferred charges

        Deferred charges relate to costs incurred on the issuance of debt and are amortized over the term of the related debt to interest expense using the effective interest method for cost related to the senior notes offering and straight-line for deferred charges incurred on the revolving credit facility.

Income taxes

        The Company is not directly a taxable entity. Income taxes on its income are the responsibility of the individual unit holders and have accordingly not been recorded in the consolidated financial statements. However, Niska Partners does own corporate subsidiaries, which are taxable corporations subject to Canadian federal and provincial income taxes, which are included in the consolidated financial statements.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

Income taxes (continued)

        The Company's policy is to recognize accrued interest and penalties on accrued tax balances as components of interest expense. The Company had not accrued any interest and expense penalties during the periods reported.

        The Canadian subsidiaries remain subject to examination by Canadian federal and provincial tax jurisdictions for all years filed after 2006. The Company's unit holders, relative to the Company, remain subject to examination by US federal and state tax jurisdictions for years from 2007 and beyond.

Long term equity-based incentives

        Effective for the fiscal year beginning April 1, 2011, Niska Partners' compensation committee has approved awards of phantom units with distribution equivalent rights to certain key employees. These awards include both time-based and performance-based components and are accounted for as prescribed in ASC 718, "Stock Compensation."

        Unit award grants will be classified as liabilities. Fair value of the unit grants will be determined on the date of grant and re-measured on the close of business at each reporting period end until the settlement date. Fair value at each re-measurement date will be equal to the liability of the settlement expected to be incurred based on the anticipated number of units vested adjusted for the payout threshold associated with the performance targets achieved by the Company as compared to its established peers. The pro-rata number of units vesting will be calculated as the number of performance awards multiplied by the percentage of the requisite service period, plus additional units granted in lieu of the cash distributions paid on the vested units.

        Compensation expense is calculated as the re-measured expected payout less previously-recognized compensation expense.

        Certain unit awards include performance and other provisions that can result in payouts to the recipients of 0% up to 200% of the amount of the award. Judgments and assumptions of the final award payouts are inherent in the accruals recorded incentive compensation costs. The use of alternate judgments and assumptions could result in the recognition of different levels of equity-based incentive compensation costs.

3. New Accounting Pronouncements

        The following new accounting pronouncement was adopted in the periods noted and the effect of such adoption has been presented in the accompanying consolidated financial statements:

Fair Value Measurement (ASC 810-10)

        Effective April 1, 2010, the Company is required to disclose additional fair value measurement information such as the level of disaggregation required, inputs and valuation techniques used to measure fair value, transfers into and out of levels 1 and 2, and further details of movements within level 3. Additional disclosures are provided in Note 11.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

4. Property, Plant and Equipment

        Property, plant and equipment are comprised of the following:

	As at March 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Cushion gas	$458,312	$—	$458,312
Pipelines and measurement	292,401	(59,197)	233,204
Wells	124,989	(26,638)	98,351
Facilities	179,379	(42,703)	136,676
Computer hardware and software	2,532	(1,866)	666
Construction in progress, including projects under development	35,472	—	35,472
Office furniture, equipment and other	2,369	(904)	1,465

	$1,095,454	$(131,308)	$964,146

	As at March 31, 2010
	Cost	Accumulated Depreciation	Net Book Value
Cushion gas	$463,777	$—	$463,777
Pipelines and measurement	262,985	(47,323)	215,662
Wells	122,583	(21,623)	100,960
Facilities	145,228	(33,501)	111,727
Computer hardware and software	2,483	(1,589)	894
Construction in progress, including projects under development	88,334	—	88,334
Office furniture, equipment and other	2,369	(707)	1,662

	$1,087,759	$(104,743)	$983,016

        For the year ended March 31, 2011, a loss of $5.5 million of cushion gas was recorded in depreciation and amortization expense on the consolidated statements of earnings and comprehensive income for the estimated amount of cushion gas that had migrated (March 31, 2010—$1.8 million; March 31, 2009—$11.9 million).

        During the year ended March 31, 2011 $ nil impairment charges were recorded on long-lived assets (March 31, 2010—$0.7 million; March 31, 2009—$2.1 million). The impaired assets relate to a project under development that was not included in the transfer of assets from Niska Predecessor to the Company described in Note 1.

5. Goodwill and Other Intangible Assets

Goodwill

        Prior to the IPO, the assets of Starks Gas Storage LLC, a subsidiary of Niska Predecessor, were distributed to an affiliate of Niska Partners (see Note 1). Included in the distributed assets was goodwill totaling $2.4 million.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

5. Goodwill and Other Intangible Assets (Continued)

        The goodwill of a Niska Partners' operating unit with a carrying amount of $21.9 million was written down to its implied fair value of $ nil at March 31, 2009, resulting in an impairment charge of $21.9 million. The impairment charges were recorded following a period of overall negative economic conditions during the fiscal year ended March 31, 2009. Declines were noted in the earnings multiples of designated peer group companies of each of the Partnerships' reporting units and were a factor in the resulting impairment charge. No impairment to goodwill was required as at March 31, 2011 or March 31, 2010.

        Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions. These assumptions are dependent on several subjective factors including the timing of future cash flows and future growth rates. The fair value of Niska Partners' reporting units is determined based on a weighting of multiples of potential earnings approaches which is classified as a Level 3 fair value measurement under FASB ASC 820. The multiples of earnings approach estimates fair value by applying multiples of potential earnings, working gas capacity, and cycle-ability of similar entities. Results using the multiples of potential earnings and the multiples of gas capacity and cycle-ability are given equal weighting when determining the valuation using this approach. The future operating projections are based on consideration of past performance and the projections and assumptions used in the Company's current operating plans and adjusted for market participant assumptions as appropriate. The Company then assigns a weighting to the multiple of earnings to derive the fair value of the reporting unit.

        Niska has recorded a reclassification of non-amortizable intangible assets of $11.7 million, related to allocations made at the inception of Niska Predecessor which were improperly classified as intangible assets; however are more appropriately classified as goodwill. As a result the classification was corrected in the fourth fiscal quarter of 2011. The reclassification resulted in adjustments to deferred income tax liabilities of $5.5 million.

        Information regarding the Company's goodwill is included in the following table:

	Year ended March 31,
	2011	2010
Balance, beginning of the year	$497,954	$497,954
Less: goodwill of subsidiary transferred to an affiliate	(2,350)	—

Balance, end of the year	$495,604	$497,954

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

5. Goodwill and Other Intangible Assets (Continued)

Other intangible assets

        Information regarding the Company's intangible assets is included in the following table:

	As at March 31,
	2011	2010
Customer contracts and relationships	$162,935	$162,935
Less accumulated amortization	(82,359)	(67,753)

	80,576	95,182
Pipeline rights of way	18,873	18,873
Less: pipeline rights of way of subsidiary transferred to an affiliate	(603)	—

	$98,846	$114,055

        Customer contracts and relationships are amortized over the term of the respective contracts, being 1 to 19 years remaining at March 31, 2011. The following tables present actual amortization expense recognized during reported periods and an estimate of future amortization expense based upon the Company's intangible assets at March 31, 2011:

Amortization expense for the fiscal year ended:
March 31, 2011	$14,605
March 31, 2010	16,410
March 31, 2009	16,507

Future amortization expense estimated for the fiscal year ending:
March 31, 2012	$13,703
March 31, 2013	11,302
March 31, 2014	9,923
March 31, 2015	8,119
March 31, 2016 and thereafter	37,529

6. Deferred Charges

	As at March 31,
	2011	2010
Deferred charges—cost	$45,134	$20,562
Addition	2,086	24,572
Less accumulated amortization	(25,005)	(20,881)

Net book value	$22,215	$24,253

Life in years	3 - 7	4 - 8

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

6. Deferred Charges (Continued)

        The following tables present actual amortization expense recognized during each period reported and an estimate of future amortization expense based upon the Company's deferred charges at March 31, 2011:

Amortization expense by period:
March 31, 2011	$4,124
March 31, 2010	12,358
March 31, 2009	2,929

Future amortization expense estimated for the fiscal year ending:
March 31, 2012	$4,109
March 31, 2013	4,116
March 31, 2014	3,987
March 31, 2015	2,489
March 31, 2016 and thereafter	7,514

7. Debt

Debt obligations

        For the years ended March 31, 2011 and 2010 the Company's debt consisted of the following:

	As at March 31, 2011		As at March 31, 2010
	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate	Amount
Senior Notes due 2018	8.875%	$800,000	8.875%	$800,000
Revolving Credit Facility		—		—

		800,000		800,000
Less, portion classified as current		—		—

		$800,000		$800,000

        On March 5, 2010, Niska Predecessor undertook a non-public senior notes (the "Senior Notes") offering to certain qualified institutional investors for 800,000 units with an aggregate principal amount of $800.0 million, which were issued at par. The units were sold in an offering exempt from registration under the Securities Act of 1933 (the "Securities Act") to qualified institutional investors in reliance on Rule 144A under the Securities Act and to non-U.S. persons in offshore transactions in reliance on Regulation S under the Securities Act. On February 4, 2011, the Securities and Exchange Commission ("SEC") accepted and made effective Niska Partners' exchange offer whereby holders of the current Senior Notes were permitted to exchange such Senior Notes for new freely transferable Senior Notes. The terms of the new units are identical to the units issued March 5, 2010; except that the new units are registered under the Securities Act and generally do not contain restrictions on transfer. The exchange offer was completed on March 2, 2011.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

7. Debt (Continued)

Debt obligations (continued)

        The Senior Notes are senior unsecured obligations which are: (1) effectively junior to Niska Partners' secured obligations; (2) equal in right of payment with all existing and future senior unsecured indebtedness of the Company; and (3) senior in right of payment to any future subordinated indebtedness of Niska Partners. The Senior Notes are fully and unconditionally guaranteed by Niska Partners and its direct and indirect subsidiaries on a senior unsecured basis, and are: (1) effectively junior to each guarantor's secured obligations; (2) equal in right of payment with all existing and future senior unsecured indebtedness of each guarantor and (3) senior in right of payment to any future subordinated indebtedness of each guarantor.

        Interest on the Senior Notes is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum. The Senior Notes will mature on March 15, 2018. As at March 31, 2011, the estimated fair value of the Senior Notes was $868.0 million.

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

        Under this limitation the indenture would have permitted the Company to distribute approximately $150 million as at March 31, 2011.

        If the fixed charge coverage ratio is greater than 1.75 to 1.0, Niska Partners is permitted to make restricted payments if the aggregate restricted payments since the date of closing of its IPO, excluding certain types of permitted payments, are less than the sum of a number of items including, most importantly:

  •
  operating surplus (defined similarly to the definition in the Company's operating agreement) calculated as of the end of its preceding fiscal quarter; and

  •
  the aggregate net cash proceeds received as a capital contribution or from the issuance of equity interests.

        At March 31, 2011, the fixed charge coverage ratio was 2.52 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 12.

        The indenture does not prohibit certain types or amounts of restricted payments, including a general basket of $75.0 million of restricted payments.

        The indenture governing the Senior Notes contains certain other covenants that, among other things, limit the Company's and certain of the Company's subsidiaries' ability to incur additional indebtedness, pay dividends on, repurchase or make distributions in respect of the Company's capital stock or make other restricted payments, make certain investments, sell, transfer, or otherwise convey certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of the Company's assets, and enter into certain transactions with affiliates.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

7. Debt (Continued)

Debt obligations (continued)

        The occurrence of events involving the Company or certain of the Company's subsidiaries may constitute an event of default under the indenture. Such events include failure to pay interest, principal, or the premium on the Senior Notes when due; failure to comply with the merger, asset sale or change of control covenants; certain defaults on other indebtedness; and certain insolvency proceedings. In the case of an event of default, the holders of the Senior Notes are entitled to remedies, including the acceleration of payment of the Senior Notes by request of the holders of at least 25% in aggregate principal amount of the Senior Notes, and any action by the trustee to collect payment of principal, interest or premium in arrears.

        Niska Partners has the option to prepay the Senior Notes. Prior to March 15, 2013, the Niska Partners may redeem up to 35% of the aggregate principal amount of the Senior Notes at a premium, plus accrued and unpaid interest with net cash proceeds of certain equity offerings. Prior to March 15, 2014, the Company may redeem some or all of the Senior Notes at a make-whole premium, as set forth in the offering memorandum. After March 15, 2014, the Company may redeem some or all of the Senior Notes at a premium that will decrease over time until maturity.

Revolving credit facilities

        In March 2010, Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership entered into senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the "Credit Facilities" or the "$400.0 million Credit Agreement"). These Credit Facilities provide for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of the U.S. revolving credit facility and the Canadian revolving credit facility. Subject to certain conditions, each of the U.S. revolving credit facility and the Canadian revolving credit facility may be expanded up to $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at Niska Partners' option, in either U.S. or Canadian dollars. Royal Bank of Canada is acting as administrative agent and collateral agent for the revolving credit facilities. Each revolving credit facility matures on March 5, 2014.

        Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at Niska Partners' option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers' acceptance rate plus an applicable margin or, at Niska Partners' option, a prime rate plus an applicable margin. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is $400.0 million. As of March 31, 2011, the borrowing base collateral totaled $486.5 million.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

7. Debt (Continued)

Revolving credit facilities (continued)

        Obligations under the $400.0 million Credit Agreement are guaranteed by the Niska Partners' and all of the Company's direct and indirect wholly owned subsidiaries (subject to certain exceptions) and secured by a lien on substantially all of the Company's and its direct and indirect subsidiaries' current and fixed assets (subject to certain exceptions). Certain fixed assets will only be required to be part of the collateral to the extent such fixed assets are included in the borrowing base under the Credit Facility. The aggregate borrowing base under the Credit Facilities includes $150.0 million (the "PP&E Amount") due to a first-priority lien on fixed assets granted to the lenders. The PP&E Amount will be reduced on a dollar-for-dollar basis upon the release of fixed assets having a value in excess of $50.0 million from such liens.

        The $400.0 million Credit Agreement contains limitations on Niska Partners' ability to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are substantially similar to those contained in the indenture governing the Senior Notes. Under these limitations, the $400.0 million Credit Agreement would have permitted the Company to distribute approximately $75 million as at March 31, 2011.

        The following fees are applicable under each revolving credit facility: (1) an unused line fee of 0.75% per annum, based on the unused portion of the respective revolving credit facility; (2) a letter of credit participation fee on the aggregate stated amount of each letter of credit equal to the applicable margin for LIBOR loans or bankers' acceptance loans, as applicable; and (3) certain other customary fees and expenses of the lenders and agents. The Company is required to make prepayments under the revolving credit facilities at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under such revolving credit facility exceeds the lesser of the aggregate amount of commitments in respect of such revolving credit facility and the applicable borrowing base.

        The $400.0 million Credit Agreement contains customary covenants, including, but not limited to, restrictions on the Company's and its subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to security interests under the credit agreement, make acquisitions, loans, advances or investments, pay distributions, sell or otherwise transfer assets, optionally prepay or modify terms of any subordinated indebtedness or enter into transactions with affiliates. The Credit Facilities require the maintenance of a fixed charge coverage ratio of 1.1 to 1.0 at the end of each fiscal quarter when excess availability under both the U.S. revolving credit facility and the Canadian revolving credit facility is less than 15% of the aggregate amount of availability under both revolving credit facilities. Such fixed charge coverage ratio will be tested at the end of each quarter until such time as average excess availability exceeds 15% for thirty consecutive days.

        The $400.0 million Credit Agreement provides that, upon the occurrence of certain events of default, the Company's obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, including the notes, voluntary and involuntary bankruptcy proceedings, material money judgments, material events relating to pension plans, certain change of control events and other customary events of default.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

7. Debt (Continued)

Revolving credit facilities (continued)

        As of March 31, 2011, no borrowings were outstanding under the Credit Facilities and the Company had $3.1 million in letters of credit issued (March 31, 2010—$3.5 million). The Company and its subsidiaries were in compliance with all covenant requirements.

Restrictions

        Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400.0 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners' subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of March 31, 2011.

8. Asset Retirement Obligations

        Niska Partners' asset retirement obligations relate to plugging and abandonment of the storage facilities at the end of their estimated useful economic lives. At March 31, 2011, the estimated undiscounted cash flows required to settle the asset retirement obligations are approximately $24.4 million, calculated using an inflation rate of 2% per annum. The estimated liability at March 31, 2011 was $1.5 million after discounting the estimated cash flows at a rate of 8% per annum. At March 31, 2011, the expected timing of payment for settlement of the obligations is 46 years.

	Year ended March 31,
	2011	2010
Balance, beginning of the year	$1,378	$566
Additions	—	668
Accretion	65	65
Effect of foreign exchange translation	41	79

Balance, end of the year	$1,484	$1,378

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

9. Income Taxes

        Total income tax expense (benefit) differed from the amounts computed by applying the tax rate to earnings before income taxes as a result of the following:

	Year ended March 31,
	2011	2010	2009
Net earnings before taxes	$27,403	$121,149	$96,949
U.S. federal corporate statutory rate	35.00%	35.00%	35.00%

Expected tax	9,591	42,402	33,932
Earnings of non-taxable entities	(24,817)	(17,133)	(26,710)
Foreign exchange adjustments	102	22,468	(21,665)
Canadian statutory tax rate differences	(212)	(9,881)	(3,485)
Taxable capital gains	6,615	—	—
Non-deductible interest	1,492	6,012	2,094
Change in valuation allowance	(11,168)	22,029	994
Adjustments and assessments	(11,621)	—	—
Other permanent differences	(36)	2,043	2,969

Income tax expense (benefit)	$(30,054)	$67,940	$(11,871)

        The Company is not a taxable entity. Income taxes on its income are the responsibility of individual unit holders and have accordingly not been recorded in the consolidated financial statements. Niska Partners has Canadian corporate subsidiaries, which are taxable corporations subject to income taxes, which are included in the consolidated financial statements.

        As at March 31, 2011, Niska Partners Canadian subsidiaries had accumulated non-capital losses of approximately $27.5 million (March 31, 2010—$55.8) million that can be carried forward and applied against future taxable income. These non-capital losses have resulted in deferred income tax assets of $7.0 million (March 31, 2010—$14.9 million). Additionally, Niska Partners' Canadian subsidiaries had recognized deferred income tax assets related to capital losses of $91.1 million (March 31, 2010—$137.8 million) at March 31, 2011. The capital losses represent $11.4 million (March 31, 2010—$17.2 million) of deferred tax assets, of which all have been fully offset by valuation allowances due to the uncertainty of their realization. Of the total tax assets related to losses, $5.9 million will begin to expire at the end of 2029.

        During the period ended March 31, 2010, two of the Canadian subsidiaries of Niska Partners elected to adopt the US dollar as their currency to file their Canadian tax returns. As a result of the currency election, temporary differences pertaining to non-monetary items caused the deferred income tax liability and deferred income tax expense to increase by $22.5 million.

        For the years ended March 31, 2011, 2010 and 2009, Niska Partners had not recognized any amounts in respect of potential interest and penalties associated with uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other foreign jurisdictions. The Company is subject to income tax examinations for the fiscal years ended 2007 through 2011 in most jurisdictions.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

9. Income Taxes (Continued)

        Deferred income tax assets and liabilities reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred income tax liabilities and deferred income tax assets are presented below:

	As at March 31,
	2011	2010
Deferred income tax assets:
Non-capital loss carry forwards	$7,021	$14,932
Risk management liabilities	23,975	21,573
Capital losses	11,430	17,223
Other	440	217

	42,866	53,945
Valuation allowance	(11,472)	(22,639)

Total deferred income tax assets	$31,394	$31,306

Deferred income tax liabilities:
Property, plant and equipment	$128,952	$135,830
Intangible assets	23,925	25,913
Partnership deferral income	28,548	47,799
Risk management assets	27,552	31,732
Other	(47)	257

Total deferred income tax liabilities	208,930	241,531

Net deferred income tax liabilities	$177,536	$210,225

        The classification of net deferred income tax liabilities recorded on the balance sheets is as follows:

	As at March 31,
	2011	2010
Deferred income tax liabilities:
Current	$29,022	$57,059
Long-term	148,514	153,166

	$177,536	$210,225

Uncertain Income Tax Positions

        When accounting for uncertainty in income taxes (ASC 740-10), a company recognizes a tax benefit in the financial statements for an uncertain tax position if management's assessment is that the position is "more likely than not" (i.e. a likelihood greater than fifty percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term "tax position" refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

9. Income Taxes (Continued)

Uncertain Income Tax Positions (continued)

        The following table indicates the changes to the Company's unrecognized tax benefits for the years ended March 31, 2011 and 2010. The term "unrecognized tax benefits" refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. Interest and penalties are not included.

	As at March 31,
	2011	2010
Balance at April 1,	$2,047	$620
Additions based on tax positions taken in the current year	450	301
Additions based on tax positions taken in a prior year	—	1,126
Settlements with taxing authorities in the current year	(254)	—

Balance at March 31,	$2,243	$2,047

        Approximately one hundred percent of the $2.2 million of unrecognized tax benefits at March 31, 2011, would have an impact on the effective tax rate if subsequently recognized.

        The Company engages in ongoing discussions with tax authorities regarding the resolution of tax matters in various jurisdictions. Both the outcome of these tax matters and the timing of the resolution and/or closure of the tax audits are highly uncertain. However, it is reasonably possible that developments on tax matters in certain tax jurisdictions may result in a sixty percent decrease of the Company's total unrecognized tax benefits within the next twelve months.

10. Risk Management Activities and Financial Instruments

Risk management overview

        The Company has exposure to commodity price, foreign currency, counterparty credit, interest rate, and liquidity risk. Risk management activities are tailored to the risk they are designed to mitigate.

Commodity price risk

        As a result of its natural gas inventory, Niska Partners is exposed to risks associated with changes in price when buying and selling natural gas across future time periods. To manage this risk and reduce variability of cash flows, the Company utilizes a combination of financial and physical derivative contracts, including forwards, futures, swaps and option contracts. The use of these contracts is subject to the Company's risk management policies. Niska Partners has not elected hedge accounting treatment and therefore changes in fair value are recorded directly into earnings.

        Forwards and futures are contractual agreements to purchase or sell a specific financial instrument or natural gas at a specified price and date in the future. The Company enters into forwards and futures to mitigate the impact of price volatility. In addition to cash settlement, exchange traded futures may also be settled by physical delivery of natural gas.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

10. Risk Management Activities and Financial Instruments (Continued)

Commodity price risk (continued)

        Swap contracts are agreements between two parties to exchange streams of payments over time according to specified terms. Swap contracts require receipt of payment for the notional quantity of the commodity based on the difference between a fixed price and the market price on the settlement date. The Company enters into commodity swaps to mitigate the impact of changes in natural gas prices.

        Option contracts are contractual agreements to convey the right, but not the obligation, for the purchaser of the option to buy or sell a specific physical or notional amount of a commodity at a fixed price, either at a fixed date or at any time within a specified period. Niska Partners enters into option agreements to mitigate the impact of changes in natural gas prices.

        To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting forward contracts. To be in compliance with its risk policy, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet ("Bcf"). As at March 31, 2011, 33.0 Bcf of natural gas inventory was offset, representing 99.4% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating our facilities are excluded from the coverage requirement. Total volumes of non-cycling working gas and fuel gas at March 31, 2011 were 3.4 Bcf and 0.0 Bcf, respectively.

Counterparty credit risk

        Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and the Company's ability to take ownership of customer-owned natural gas stored in its facilities in the event of non-payment. It is Management's opinion that no allowance for doubtful accounts is required at March 31, 2011 on accrued and trade accounts receivable.

        The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes based on its credit policies, that the Company's financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Although the Company relies on a few counterparties for a significant portion of its revenues (Note 21), one counterparty making up 37% of gross optimization revenue is a physical natural gas clearing and settlement facility which requires counterparties to post margin deposits which reduces the risk of default.

        Exchange traded futures and options comprise approximately 46% of Niska Partners' commodity risk management assets at March 31, 2011. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners' account on the exchange would be absorbed by other clearing members.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

10. Risk Management Activities and Financial Instruments (Continued)

Counterparty credit risk (continued)

Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

        Included in the fair value of energy contracts at March 31, 2011 are one to five year contracts to sell natural gas to customers in retail markets. Niska Partners has recorded a reduction in the fair value of these contracts of $3.4 million at March 31, 2011 (March 31, 2010—$4.9 million, March 31, 2009—$ nil), representing an estimate of the expected credit exposure from these counterparties over their contractual lives.

Interest rate risk

        The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. Upon the completion of the March 5, 2010 senior notes offering Niska Predecessor reduced its exposure to fluctuations in interest rates by retiring its variable interest rate term debt in favor of the fixed interest rates under the senior notes agreements totaling $800.0 million. Prior to the settlement of the variable interest rate term debt, management entered into interest rate swap and swaption agreements to manage fluctuations in cash flows resulting from interest rate risk. Under the terms of the interest rate swap or swaption agreements, Niska Predecessor received variable interest rate payments and made fixed interest rate payments. Interest rate swaps or swaptions were not designated as accounting hedges and related gains (losses) were reported as a component of interest expense. All interest rate swap and swaptions agreements were settled on March 5, 2010 in conjunction with the retiring of the term debt. The impact of the settlement of the interest rate swap and swaption agreements resulted in a realized gain in the prior year of $0.8 million recorded to interest expense.

        At March 31, 2011, the Company was exposed to interest rate risk resulting from its variable rate revolving credit facilities, which can be drawn up to $400.0 million. At March 31, 2011, as no balance was outstanding on the credit facilities, Niska Partners had no exposure to interest rate fluctuations; however future drawings will result in exposure to changes in interest rates.

        Niska Partners had no interest rate swap or swaption agreements at March 31, 2011 and March 31, 2010. At March 31, 2009 the Company had three interest rate swap or swaption agreements with a notional amount of $250.0 million and a fair value liability of $12.7 million and four interest rate swap or swaption agreements with an amortizing notional amount of $84.9 million and a fair value liability of $1.7 million.

Liquidity risk

        Liquidity risk is the risk that Niska Partners will not be able to meet its financial obligations as they become due. The Company's approach to managing liquidity risk is to contract a substantial part of its facilities to generate constant cash flow and to ensure that it always has sufficient cash and credit facilities to meet its obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to its reputation. See Note 7 for details of the Company's debt.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

10. Risk Management Activities and Financial Instruments (Continued)

Foreign currency risk

        Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners' Canadian subsidiaries conducts a portion of their activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the US dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. Niska Partners enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps as at March 31, 2011 was $142.8 million (March 31, 2010—$148.5 million, March 31, 2009—$67.0 million). These contracts expire on various dates between April 1, 2011 and August 1, 2014. Niska Partners did not elect hedge accounting treatment and therefore changes in fair value are recorded directly into earnings.

11. Fair Value Measurements

        The following table shows the fair values of the Company's risk management assets and liabilities:

As at March 31, 2011	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$59,717	$—	$59,717
Long-term risk management assets	21,496	—	$21,496
Short-term risk management liabilities	(43,556)	(5,163)	$(48,719)
Long-term risk management liabilities	(21,441)	(1,188)	$(22,629)

	$16,216	$(6,351)	$9,865

As at March 31, 2010	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$100,864	$—	$100,864
Long-term risk management assets	34,812	—	$34,812
Short-term risk management liabilities	(42,773)	(3,558)	$(46,331)
Long-term risk management liabilities	(34,158)	(536)	$(34,694)

	$58,745	$(4,094)	$54,651

        The following amounts represent the Company's expected realization into earnings for derivative instruments, based upon the fair value of these derivatives as of March 31, 2011:

Fiscal year ending March 31,	Energy Contracts	Currency Contracts	Total
2012	$16,161	$(5,163)	$10,998
2013 and beyond	55	(1,188)	(1,133)

	$16,216	$(6,351)	$9,865

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

11. Fair Value Measurements (Continued)

        Realized gains and losses from the settlement of risk management contracts are summarized as follows:

	Year ended March 31,
	2011	2010	2009	Classification
Energy contracts	$87,824	$32,490	$106,010	Optimization, net
Currency contracts	(5,602)	(7,254)	5,616	Optimization, net
Interest contracts	—	(5,335)	(6,935)	Interest

	$82,222	$19,901	$104,691

        The carrying amount of cash and cash equivalents, margin deposits, trade receivables, accrued receivables, trade payables, accrued liabilities, and accrued cushion gas purchases reported on the consolidated balance sheet approximate fair value. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available. See Note 7 for disclosures regarding the fair value of debt.

        Fair values have been determined as follows for the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of March 31, 2011 and March 31, 2010:

As at March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$81,213	$—	$81,213
Currency derivatives	—	—	—	—

Total assets	—	81,213	—	81,213
Liabilities
Commodity derivatives	—	64,997	—	64,997
Currency derivatives	—	6,351	—	6,351

Total liabilities	—	71,348	—	71,348

Net	$—	$9,865	$—	$9,865

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

11. Fair Value Measurements (Continued)

As at March 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$135,676	$—	$135,676
Currency derivatives	—	—	—	—

Total assets	—	135,676	—	135,676
Liabilities
Commodity derivatives	—	76,931	—	76,931
Currency derivatives	—	4,094	—	4,094

Total liabilities	—	81,025	—	81,025

Net	$—	$54,651	$—	$54,651

        There were no transfers in or out of level 2 during the periods presented.

        Fair values have been determined as follows for the Company's non-financial assets and liabilities that were accounted for or disclosed at fair value on a non-recurring basis as of March 31, 2011 (Note 4):

As at March 31, 2011	Book Value	Level 1	Level 2	Level 3	Total
Assets
Long-lived assets	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

As at March 31, 2010	Book Value	Level 1	Level 2	Level 3	Total
Assets
Long-lived assets	$8,107	—	—	$7,453	$7,453

	$8,107	—	—	$7,453	$7,453

        The long lived assets disclosed for the year ended March 31, 2010 relate to pipe held within Starks Gas Storage LLC which was distributed to an affiliate of Niska Partners prior to the initial public offering and is not held by Niska Partners Management LLC at March 31, 2011.

12. Members' Equity

        In connection with the closing of Niska Partners' IPO on May 17, 2010 and the Contribution Agreement, Sponsor Holdings exchanged its interests in Niska Predecessor for common and subordinated units of, as well as a Managing Member's interest in, Niska Partners. Because this exchange was treated for accounting purposes as an exchange of interests under common control, the exchange was treated similar to a pooling of interests and, accordingly, all amounts exchanged were recorded at historical cost. Therefore, the Partners' capital and retained earnings balances that existed at May 17, 2010 were transferred to the Managing Member's interest, common units and subordinated units of Niska Partners. Immediately subsequent to this exchange, the IPO of 17,500,000 common units was completed.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

12. Members' Equity (Continued)

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

Summary of changes in Managing Member, Common, and Subordinated units:

        The following is a reconciliation of units outstanding for the period indicated:

	Common Unitholders	Subordinated Unitholders	Total
Units issued May 17, 2010	31,179,745	33,804,745	64,984,490
Units issued June 11, 2010	2,625,000	—	2,625,000

Units outstanding at March 31, 2011	33,804,745	33,804,745	67,609,490

Managing Member units

        The managing member units are held by Niska Gas Storage Management LLC, (the "Managing Member" or the "Manager"), which has a 2% managing member interest in Niska Partners. The operating agreement provides that, during the subordination period, the managing member interest entitles the Manager the right to receive distributions of Available Cash (as defined in the operating agreement) each quarter.

        The Manager has sole responsibility for conducting the Company's business and for managing its operations. Pursuant to the operating agreement, the Manager has delegated the power to conduct Niska Partners' business and manage its operations to the Company's board of directors, all of the members of which are appointed by the Manager.

        The Manager has agreed not to withdraw voluntarily prior to March 31, 2020 subject to certain conditions outlined in the operating agreement. Prior to that time, the Manager may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units, voting together as a single class, including units held by the Manager and its affiliates. Any removal of the Manager is also subject to the approval of a successor manager by the vote of the holders of a majority of the outstanding common units and subordinated units, voting as separate classes. The ownership of more than 33 1/3% of the outstanding units by the Manager and its affiliates gives them the ability to prevent the Manager's removal. At March 31, 2011, Sponsor Holdings, which is an affiliate of the Manager, owned approximately 72.6% of the outstanding common and subordinated units. At any time, the owners of the Manager may sell or transfer all or part of their ownership interests in the Manager to an affiliate or a third-party without the approval of the unitholders.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

12. Members' Equity (Continued)

Common units

        The common units are a class of non-managing membership interests in Niska Partners. The holders of the common units are entitled to participate in the Company's distributions and exercise the rights and privileges available to members under the Company's operating agreement. The operating agreement provides that, during the subordination period, the common unitholders have the right to receive distributions of Available Cash (as defined in the operating agreement) each quarter in an amount equal to $0.35 per common unit (the "Minimum Quarterly Distribution"), plus any arrearages in the payment of the Minimum Quarterly Distribution.

Subordinated units

        All of the subordinated units are held by Sponsor Holdings. The operating agreement provides that, during the subordination period, the common unitholders have the right to receive the Minimum Quarterly Distribution, plus any arrearages in the payment of the Minimum Quarterly Distribution on the common units from prior quarters, before any distributions of Available Cash may be made on the subordinated units. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash to be distributed on the common units. The subordination period will end on the second business day after among other things, Niska Partners has earned and paid at least the Minimum Quarterly Distribution on each outstanding limited partner unit and Managing Member's unit for any consecutive twelve quarters, ending on or after March 31, 2013. The subordination period also will end upon the removal of the Managing Member other than for cause if the units held by the Managing Member and its affiliates are not voted in favor of such removal. When the subordination period ends, all remaining subordinated units will convert to common units, on a one-for-one basis, and the common units will no longer be entitled to arrearages.

Long term equity-based incentives

        In conjunction with the IPO, Niska Partners adopted the Niska Gas Storage Partners LLC 2010 Long Term Incentive Plan (the "Plan") to provide additional compensation for employees, consultants and directors and to align their economic interest with those of common unitholders. The Plan is administered by the compensation committee of the board of directors. The Plan currently permits the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units. There have been no common units granted since the inception of the plan. Please refer to Note 22 for a description of the grant of phantom unit awards issued subsequent to year-end.

Incentive distribution rights

        Sponsor Holdings holds the incentive distribution rights. The following table illustrates the percentage allocations of cash distributions from operating surplus between the unitholders, the Managing Member and the holders of incentive distribution rights, or based on the specified target distribution levels. The amounts set forth under "Marginal Percentage Interest in Cash Distributions" are the percentage interests of the Managing Member, the incentive distribution right holders and the unitholders in any cash distributions from operating surplus Niska Partners distributes up to and

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

12. Members' Equity (Continued)

including the corresponding amount in the "Total Quarterly Distribution per Unit Target Amount" column. The percentage interests shown for the unitholders and the Managing Member for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

		Marginal Percentage Interest in Cash Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	Managing Member	IDR Holder
Minimum Quarterly Distribution	$0.35	98%	2%	—
First Target Distribution	above $0.35 up to $0.4025	98%	2%	—
Second Target Distribution	above $0.4025 up to $0.4375	85%	2%	13%
Third Target Distribution	above $0.4375 up to $0.5250	75%	2%	23%
Thereafter	above $0.5250	50%	2%	48%

        To the extent these incentive distributions are made to Sponsor Holdings, there will be more Available Cash proportionately allocated to Sponsor Holdings than to holders of common and subordinated units.

        Within 45 days after the end of each quarter Niska Partners will make cash distributions to the members of record on the applicable record date. Niska Partners distributed $64.7 million to the holders of common and subordinated units and the Managing Member during the year ended March 31, 2011.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

12. Members' Equity (Continued)

Earnings per unit

        Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown in the following table.

Period May 17, 2010 to March 31, 2011
Net Earnings Allocation and Earnings per Share Calculation
Numerator:
Net earnings attributable to Niska Partners	$21,223
Less:
Managing Member's allocation of incentive distributions	—
Managing Member's 2% interest	(424)

Net earnings attributable to common and subordinated unitholders	$20,799

Denominator:
Basic:
Weighted average units outstanding	67,609,490
Diluted:
Weighted average units outstanding	67,609,490
Earnings per unit:
Basic	$0.31

Diluted	$0.31

Unit-based compensation plan

        Niska Predecessor had a long-term incentive plan under which the Board of Directors of could issue Class B and Class C non-voting units to directors, officers and employees. The plans were liability-classified unit-based compensation awards which had both a service condition and performance condition.

        The units vested 30%, 30% and 40%, respectively, on each successive anniversary following the grant-date, subject to certain service and performance conditions. Half of the annual vesting was achieved when the annual defined performance targets were met, and the remaining annual vesting resulted from the unitholder remaining employed with Niska Predecessor through that anniversary date. The service and performance conditions were met on May 12, 2009. The units had no expiry date provided the employee remained employed with Niska Predecessor.

        On March 5, 2010, the B and C units were conveyed to Niska Sponsor Holdings Coöperatif U.A. and Niska Gas Storage Canada GP, LLC through a series of internal restructuring transactions. The units were allocated at a nominal value upon distribution.

        As at March 31, 2011, no compensation expense or liability has been recorded related to the Class B and C units.

        The B and C unitholders are not allocated a share in the distributions paid by Niska Partners.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

13. Optimization, net

        The following table presents a reconciliation of optimization revenue, net:

	Year ended March 31,
	2011	2010	2009
Realized optimization, net	$114,324	$130,436	$68,929
Unrealized risk management (losses) gains (Note 11)	(44,787)	(24,701)	82,787
Write-down of inventory (Note 2)	—	(3,400)	(62,305)

	$69,537	$102,335	$89,411

14. Interest

        The following table presents a reconciliation of interest expense:

	Year ended March 31,
	2011	2010	2009
Interest expense	$74,901	$26,334	$45,130
Unrealized loss on interest rate swaps	—	—	5,427
Deferred charges amortization	4,124	12,359	2,929
Capitalized interest	(2,018)	(574)	—

	$77,007	$38,119	$53,486

        During the year ended March 31, 2010 Niska Predecessor recorded a charge to interest expense related to the early extinguishment of term debt, which consisted of deferred financing costs of $7.9 million and the cost of terminating the interest rate swaps of $13.8 million.

15. Other Income

        During the year ended March 31, 2009, after the one year measurement period for purchase allocation adjustments under ASC 805, Niska Predecessor recovered $17.8 million, in addition to $2.7 million in interest and $1.9 million in legal cost recoveries, as a result of settling a dispute relating to the EnCana Gas Storage acquisition of certain storage facilities. $20.5 million of the settlement has been included in other income. The recovery of legal costs was recorded as a reduction of general and administrative expenses.

16. Related Party Transactions

        During the year ended March 31, 2011, Niska Partners paid a fee of $0.2 million (March 31, 2010—$1.0 million; March 31, 2009—$1.0 million) to a company in which certain directors of Niska Partners were and continue to be affiliated. These amounts were paid for management services rendered prior to Niska Partners' IPO. Subsequent to the IPO, Niska Partners is no longer responsible for such management fees. These costs were recorded as general and administrative costs.

        Included in accrued receivables was $1.8 million at March 31, 2011, (March 31, 2010—$ nil) that is owed from affiliated entities owned by Sponsor Holdings or its parent company. Amounts payable to

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

16. Related Party Transactions (Continued)

affiliated entities owned by Sponsor Holdings or its parent company and included in accrued liabilities were $0.5 million at March 31, 2011 (March 31, 2010—$ nil).

17. Commitments and Contingencies

Contingencies

        The Company and its subsidiaries are subject to various legal proceedings and actions arising in the normal course of business. While the outcome of such legal proceedings and actions cannot be predicted with certainty, it is the opinion of Management that the resolution of such proceedings and actions will not have a material impact on the Company's consolidated financial position or results of operations.

Commitments

        Niska Partners has entered into non-cancelable operating leases for office space, leases for land use rights at its operating facilities, storage capacity at other facilities, equipment, and vehicles used in its operations. The remaining lease terms expire between December 2011 and August 2056 and provide for the payment of taxes, insurance and maintenance by the lessee. A renewal option exists on the office space lease to extend the term for another five years, exercisable prior to the termination of the original lease.

        The related future minimum lease payments at March 31, 2011 were as follows:

Operating leases
2012	$15,084
2013	12,226
2014	9,214
2015	9,035
2016	6,220
2017 and thereafter	175,138

Total minimum lease payments	$226,917

        The minimum lease payments disclosed in the above table have not been reduced by the total of minimum rentals to be received in the future under non-cancelable subleases as of March 31, 2011 of $4.9 million. Consolidated lease and rental expense, net of sublease recoveries of $0.8 million, amounted to $13.4 million for the year ended March 31, 2011 (March 31, 2010—$8.8 million; March 31, 2009—$5.2 million).

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

17. Commitments and Contingencies (Continued)

        The future obligations arising as a result of forward purchase contracts in place at March 31, 2011 were as follows:

Unconditional purchase obligations
2012	$3,171,781
2013	382,413
2014	102,866
2015	34,803
2016	11,133
2017 and thereafter	—

Future purchase obligations	$3,702,996

        As at March 31, 2011 the Company had $3.1 million of issued and outstanding letters of credit to various counterparties to support natural gas purchase commitments.

18. Changes in Non-Cash Working Capital

        Changes in non-cash working capital include:

	Year ended March 31,
	2011	2010	2009
Margin deposits	$(90,891)	$(36,193)	$70,325
Trade receivables	1,016	(1,977)	410
Accrued receivables	19,252	8,397	18,375
Natural gas inventory	(17,795)	279	(163,277)
Prepaid expenses	(4,119)	13,106	(13,839)
Trade payables	(1,446)	1,785	(988)
Accrued liabilities	22,391	(964)	(34,810)
Income taxes	738	34	(307)
Deferred revenue	3,310	(16,471)	17,897
Due from related party	(1,838)	—	—
Funds held on deposit	5	(1,478)	1,593

Net changes in non-cash working capital	$(69,377)	$(33,482)	$(104,621)

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

19. Supplemental Cash Flow Disclosures

	Year ended March 31,
	2011	2010	2009
Interest paid	$75,991	$40,222	$45,130
Taxes paid	474	330	314
Interest capitalized	2,018	574	—
Non-cash investing activities:
Non-cash working capital related to property, plant and equipment expenditures	$2,874	$2,297	$9,626
Non-cash transfer of natural gas inventory to property, plant and equipment	13,624	—	—
Non-cash financing activities:
Non-cash working capital related to distribution to partners	$—	$4,831	$—

20. Segment Disclosures

        The Company's process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

        Niska Partners operates along functional lines in its commercial, engineering, and operations teams for operations in Alberta, Northern California, and the U.S. Midcontinent. All functional lines and facilities offer the same services: firm storage contracts, short-term firm services, and optimization. All services are delivered using reservoir storage. The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, before unrealized risk management gains and losses. The Company has aggregated its operating segments into one reportable segment as at and for the years ending March 31, 2011, March 31, 2010, and March 31, 2009.

        Information pertaining to the Company's short term and long term contract services and net optimization revenues is presented on the consolidated statements of earnings and comprehensive income. All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, and local distribution companies, and municipal energy consumers.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

20. Segment Disclosures (Continued)

        The following tables summarize the net revenues and assets by geographic area:

	Year ended March 31,
	2011	2010	2009
Segment Information
Information by geographic location
External revenues, net
U.S.	$92,361	$111,402	$32,034
Canada	182,501	183,808	137,360
Inter-entity
U.S.	—	(50)	—
Canada	—	50	—

	$274,862	$295,210	$169,394

Long-lived assets (at year-end)
U.S.	$365,534	$369,229	$310,142
Canada	613,876	629,051	645,367

	$979,410	$998,280	$955,509

21. Economic Dependence

        Niska Partners' exposure to the volume of business transacted with a natural gas clearing and settlement facility is described in Note 10. While the clearing and settlement facility is its direct counterparty, its risk exposure to dependence on this counterparty is mitigated through the large number of members of the clearing and settlement facility who create the demand for these transactions.

        During 2011, Niska Partners did not have any other customers comprise greater than 10% of total revenue (2010—none, 2009—none).

22. Subsequent Events

Distributions

        Subsequent to year end Niska Partners declared and paid distributions to its common and subordinated unitholders totaling $24.1 million.

Compensation plans

a)    Long Term Incentive Plan

        Effective April 1, 2011, the Company implemented two compensatory plans for its employees and certain service providers. The Niska Gas Storage Partners LLC Phantom Unit Performance Plan (the "PUPP") was designed to further align the interests of participants in the PUPP, including the Company's named executive officers, with the interest of the Company's unit holders by providing certain employees and directors with a phantom unit award. A "Phantom Unit" is a notional unit

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

22. Subsequent Events (Continued)

granted under the PUPP that represents the right to receive a cash payment equal to the fair market value of a unit of the Company's common units, following the satisfaction of certain time periods and/or certain performance criteria. The PUPP will be primarily administered by the Compensation Committee of the Board (the "Committee") and will grant Phantom Units to eligible participants at such times as the Committee may determine to be appropriate.

        Phantom Units will generally be granted unvested and subject to both time and performance conditions. The default time period over which the Phantom Unit will vest will be three years from the date of grant, and the performance measure will based upon distributed cash flow ("DCF") and total unitholder return ("TUR") metrics compared to such metrics at a select group of peer companies to the Company. The DCF and TUR metrics are calculated based on the Company's percentile ranking during the applicable performance period compared to a peer group that will be determined by the Committee from time to time. Provided that the Company has satisfied its minimum quarterly distribution targets for the underlying units, the Phantom Units will vest variably according to the Company's performance relative to its peer group.

        Effective April 1, 2011, the Company issued 518,425 of the 3,380,474 Phantom units authorized.

b)    Short Term Incentive Plan

        Effective April 1, 2011 the Company implemented the framework of a new short term incentive bonus plan applicable to Company employees (the "STI"). The STI will provide annual bonuses based upon the achievement of Company performance targets, as well as individual performance targets for certain employees, as determined by the Company.

        The Company performance metric is a combination of certain financial and non-financial measures. The financial target will comprise eighty percent (80%) of the Company performance component, but the Committee may make adjustments to that target throughout the year as determined appropriate upon the advice of the management team. The remaining twenty percent (20%) of the Company STI component will be comprised of certain non-financial measures. In addition to these criteria, payout of the STI is also subject to the Company's satisfaction of the quarterly distribution threshold that the Company has set for its Units. If the Company achieves 75% to 120% of the Company performance measures for the year, the payout of the Company component of the STI will equal 50% to 200%, respectively. However, if the Company's financial target is not also achieved at the minimum threshold for the year, no portion of the STI award will be paid out for the year, despite the level of achievement that the individual may have reached with respect to his or her individual component targets.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

23. Quarterly Financial Data (unaudited)

        Quarterly results are influenced by the seasonal and other factors inherent in Niska Partners' business. The following table summarizes the quarterly financial data for the years ended March 31, 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011
Revenue, net	$41,644	$77,836	$45,587	$65,008	$230,075
Earnings (deficit) before income taxes	(5,994)	27,419	(5,875)	11,853	27,403
Net earnings (deficit) and comprehensive income (loss)	$534	$31,437	$(2,414)	$27,900	$57,457
2010
Revenue, net	$30,631	$7,840	$111,207	$120,827	$270,505
Earnings (deficit) before income taxes	(6,441)	(5,948)	67,426	66,112	121,149
Net earnings (deficit) and comprehensive income (loss)	$(14,663)	$(30,295)	$48,146	$50,022	$53,209