Form 10-Q
period 2011-06-30
Niska Gas Storage Partners LLC
filed 2011-08-12
CIK 1483830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission file number 1-34733

Niska Gas Storage Partners LLC

(Exact name of registrant as specified in its charter)

Delaware	27-1855740
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification number)

1001 Fannin Street
Suite 2500
Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of August 11, 2011, there were 33,804,745 Common Units and 33,804,745 Subordinated Units outstanding.

Cautionary Statement Regarding Forward-Looking Information

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include changes in general economic conditions, competitive conditions in our industry, actions taken by third-party operators, processors and transporters, changes in the availability and cost of capital, operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control, the effects of existing and future laws and governmental regulations, the effects of future litigation, and certain factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

i

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings and Comprehensive Income

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2011	2010

Revenues:
Long-term contract	$29,579	$29,625
Short-term contract	5,566	8,229
Optimization, net	10,619	3,790
	45,764	41,644
Expenses (income):
Operating	10,828	11,155
General and administrative	7,143	7,518
Depreciation and amortization	10,000	10,096
Interest	18,653	18,755
Foreign exchange (gains) losses	(7)	125
Other income	(18)	(11)
LOSS BEFORE INCOME TAXES	(835)	(5,994)
Income tax benefit	(5,460)	(6,528)

NET EARNINGS AND COMPREHENSIVE INCOME	4,625	534

Less:
Net earnings prior to initial public offering on May 17, 2010	—	36,234
Net earnings (loss) subsequent to initial public offering on May 17, 2010	$4,625	$(35,700)

Net earnings (loss) subsequent to initial public offering allocated to:
Managing Member	$93	$(714)
Common unitholders	$2,266	$(17,493)
Subordinated unitholder	$2,266	$(17,493)

Earnings (loss) per unit allocated to common unitholders
- basic and diluted	$0.07	$(0.52)

Earnings (loss) per unit allocated to subordinated unitholders
- basic and diluted	$0.07	$(0.52)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	June 30,	March 31,
	2011	2011
ASSETS
Current assets
Cash and cash equivalents	$19,521	$117,742
Margin deposits	45,664	79,107
Trade receivables	4,404	2,434
Accrued receivables	61,567	45,293
Natural gas inventory	209,075	133,576
Prepaid expenses	6,895	5,830
Short-term risk management assets	45,999	59,717
	393,125	443,699
Long-term assets
Property, plant and equipment, net	969,497	964,146
Goodwill	495,604	495,604
Long-term natural gas inventory	15,264	15,264
Intangible assets, net	95,534	98,846
Deferred charges, net	21,189	22,215
Other assets	1,684	—
Long-term risk management assets	20,717	21,496
	1,619,489	1,617,571
TOTAL	$2,012,614	$2,061,270

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current portion of debt	$10,074	$—
Trade payables	3,482	2,408
Accrued liabilities	60,294	86,662
Deferred revenue	3,566	4,738
Current portion of deferred taxes	23,527	29,022
Short-term risk management liabilities	45,979	48,719
	146,922	171,549
Long-term liabilities
Long-term risk management liabilities	21,704	22,629
Asset retirement obligations	1,491	1,484
Funds held on deposit	128	121
Deferred income taxes	148,588	148,514
Long-term debt	800,000	800,000
	1,118,833	1,144,297
Members’ equity
Common units	498,911	510,275
Subordinated units	378,919	390,283
Managing Member’s interest	15,951	16,415
	893,781	916,973
Commitments and contingencies (Note 2)
TOTAL	$2,012,614	$2,061,270

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	June 30,
	2011	2010

Operating Activities
Net earnings	$4,625	$534
Adjustments to reconcile net earnings to net cash used in operating activities:
Unrealized foreign exchange (gain) loss	(71)	34
Deferred income tax benefit	(5,460)	(6,594)
Unrealized risk management loss	10,820	12,271
Depreciation and amortization	10,000	10,096
Deferred charges amortization	1,026	963
Changes in non-cash working capital	(90,430)	(95,585)
Net cash used in operating activities	(69,490)	(78,281)

Investing Activities
Capital expenditures	(10,922)	(9,963)
Net cash used in investing activities	(10,922)	(9,963)

Financing Activities
Proceeds from revolver drawings	82,883	271,431
Revolver payments	(72,810)	(271,431)
Payment of debt issuance costs	—	(2,086)
Net proceeds from issuance of common units	—	333,459
Distributions to partners	(25,641)	(313,508)
Acquisition of interest in parent company	(2,176)	—
Net cash (used in) provided by financing activities	(17,744)	17,865

Effect of translation on foreign currency cash and cash equivalents	(65)	(153)
Net decrease in cash and cash equivalents	(98,221)	(70,532)
Cash and cash equivalents, beginning of period	117,742	131,559
Cash and cash equivalents, end of period	$19,521	$61,027

Supplemental cash flow disclosures (Note 13)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statement of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

			Managing
	Common	Subordinated	Member
	Units	Units	Interest	Total

Balance April 1, 2011	$510,275	$390,283	$16,415	$916,973

Net earnings	2,266	2,266	93	4,625

Distributions to Unit Holders	(12,564)	(12,564)	(513)	(25,641)

Acquisition of interest in parent company	(1,066)	(1,066)	(44)	(2,176)

Balance June 30, 2011	$498,911	$378,919	$15,951	$893,781

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

1. Organization and Basis of Presentation

Organization

Niska Gas Storage Partners LLC (“Niska Partners” or the “Company”) is a publicly traded Delaware limited liability company (NYSE:NKA) that was formed on January 27, 2010 to acquire certain assets of Niska GS Holdings I, LP and Niska GS Holdings II, LP (collectively, “Niska Predecessor”). On May 11, 2010, Niska Partners priced its initial public offering (the “IPO”) of 17,500,000 common units at an offering price of $20.50 per unit. Upon closing of the IPO on May 17, 2010, Niska Partners received net proceeds of $333.5 million, after deducting the underwriters’ discount, structuring fees and offering expenses. Upon closing the IPO, Niska Predecessor’s parent Niska Sponsor Holdings Coöperatief U.A. (“Sponsor Holdings” or “Holdco”), exchanged 100% of its equity interest in Niska Predecessor for a 2% Managing Member’s interest, 33,804,745 subordinated units, 13,679,745 common units of Niska Partners, and all of the Company’s Incentive Distribution Rights (“IDRs”). As a result of these transactions, Niska Partners became the owner of substantially all of the assets of Niska Predecessor. Prior to the closing, Niska Partners had no activity.

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

At June 30, 2011, Niska Partners had 33,804,745 common units and 33,804,745 subordinated units outstanding. Of these amounts, 16,304,745 common units and all of the subordinated units are owned by Sponsor Holdings, along with a 2% Managing Member’s interest in the Company and all of the Company’s IDRs. Including all of the common and subordinated units owned by Sponsor Holdings, along with the 2% Managing Member’s interest, Sponsor Holdings has a 74.6% ownership interest in the Company, excluding the IDRs. The remaining 17,500,000 common units, representing a 25.4% ownership interest excluding the IDRs, are owned by the public.

Niska Partners operates the Countess and Suffield gas storage facilities (collectively, the AECO Hub™) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Each of these facilities markets gas storage services in addition to optimizing storage capacity with its own proprietary gas purchases.

Basis of Presentation

The accounting policies applied in these unaudited interim financial statements are consistent with the policies applied in the consolidated financial statements of Niska Partners and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except that the balance sheet at March 31, 2011 is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of June 30, 2011, along with the results of Niska Partners’ operations and its cash flows for the three months ended June 30, 2011 and 2010. The results of operations for the three months ended June 30, 2011 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2012.  The optimization of proprietary gas purchases is seasonal with the majority of the revenues and cost associated with the physical sale of proprietary gas occurring during the third and fourth fiscal quarters, when demand for natural gas is strongest.

As the closing of the Company’s IPO occurred on May 17, 2010, the earnings for the three months ended June 30, 2010 have been pro-rated to reflect earnings on a pre- and post-IPO basis. As part of the process of allocating revenues and expenses to both periods, the Company assessed the fair value of its risk management assets and liabilities as of the closing date, resulting in an unrealized gain for the pre-IPO period and an unrealized loss for the post-IPO period. The net unrealized loss for the period from May 17, 2010 to June 30, 2010 is reflected in the per-unit information presented in the consolidated statement of earnings and comprehensive income.  Net earnings for the three months ended June 30, 2011 were not pro-rated as all such earnings occurred in the post-IPO period.

Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), the unaudited consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the consolidated financial statements of Niska Partners and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Recent Accounting Pronouncements

Accounting Standards Update 2011-04

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that updates the previous reporting requirement under Accounting Standards Codification (“ASC”) 820.  This update, which will become effective for interim and annual periods beginning after December 15, 2011, requires additional disclosures about the transfers between Level 1 and Level 2 of the fair value hierarchy, the sensitivity of unobservable inputs to the fair value measurements within Level 3 of the fair value hierarchy, and disclosure of the categorization by level of the fair value hierarchy for items for which fair value disclosure is required but that are not measured at fair value in the statement of financial position.

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

3. Debt

Niska Partners’ debt obligations consist of the following:

	June 30,	March 31,
	2011	2011

Senior Notes due 2018	$800,000	$800,000
Revolving credit facility	10,074	—
Total	810,074	800,000
Less portion classified as current	(10,074)	—
	$800,000	$800,000

$800.0 Million Senior Notes

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

On February 4, 2011, the SEC declared effective Niska Partners’ exchange offer whereby holders of the Senior Notes were permitted to exchange such Senior Notes for new freely transferable Senior Notes.  The terms of the new units are identical to the units described above, except that the new units have been registered under the Securities Act and do generally not contain restrictions on transfer.  The exchange offer was completed on March 2, 2011 and all of the previously outstanding Senior Notes were exchanged.

Interest on the Senior Notes is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum, commencing September 15, 2010. The Senior Notes will mature on March 15, 2018. As at June 30, 2011, the estimated fair value of the Senior Notes was $837.0 million.

The indenture governing the Senior Notes limits Niska Partners’ ability to incur new debt or to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. The limitations will apply differently depending on a fixed charge coverage ratio, which is defined as the ratio of cash flow (which is defined in the indenture in a manner substantially consistent with consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”)) to fixed charges, each as defined in the indenture governing the Senior Notes, and measured for the preceding four fiscal quarters.

Under this limitation the indenture would have permitted the Company to distribute approximately $174.0 million as at June 30, 2011.

If the fixed charge coverage ratio is not less than 2.0 to 1.0 (after giving pro forma effect to the incurrence of the additional debt obligations), Niska Partners is generally permitted to incur additional debt obligations beyond the Senior Notes and its $400 million credit agreement (discussed below).

If the fixed charge coverage ratio is not less than 1.75 to 1.0, Niska Partners is permitted to make restricted payments if the aggregate restricted payments since the date of the closing of its IPO, excluding certain types or amounts of permitted payments, are less than the sum (which the Company refers to as the restricted payment basket) of a number of items including, most importantly:

•                  operating surplus (defined similarly to the definition in the Company’s operating agreement) calculated as of the end of its preceding fiscal quarter; and

•                  the aggregate net cash proceeds received as a capital contribution or from the issuance of equity interests, including the approximately $336 million of net cash proceeds from the IPO, reduced by the approximately $271.4 million Niska Partners distributed to Holdings Canada (as defined below) shortly before the IPO.

If the fixed charge coverage ratio is less than 1.75 to 1.0, Niska Partners is permitted to make restricted payments if the aggregate restricted payments constituting distributions in respect of Niska Partners’ capital stock since the date of the closing of its IPO, excluding certain types or amounts of permitted payments, are less than the sum (which we refer to as the restricted payment basket) of a number of items including, most importantly:

•                  $75.0 million; and

•                  the aggregate net cash proceeds received as a capital contribution or from the issuance of equity interests, again including the net cash proceeds from the IPO, reduced by the amount distributed before the IPO.

The limitations are applied without regard to whether the restricted payments that are compared to the restricted payment basket were made when the fixed charge coverage ratio was or was not less than 1.75 to 1.0, meaning that if the fixed charge coverage ratio becomes less than 1.75 to 1.0 and Niska Partners has previously made restricted payments in excess of the restricted payment basket, Niska Partners will be prohibited from making restricted payments other than the permitted payments referred to above.

The permitted payments, which are applicable regardless of the fixed charge ratio, include a general basket of $75.0 million.

At June 30, 2011, the fixed charge coverage ratio was 2.53 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 16.

$400 Million Credit Agreement

In March 2010, Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership, entered into new senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the “Credit Facilities” or the “$400 million Credit Agreement”). The $400 million Credit Agreement provides for revolving loans and letters of credit in an aggregate principal amount of up to $200 million for each of the U.S. revolving credit facility and the Canadian revolving credit facility. Subject to certain conditions, each of the revolving credit facilities may be expanded up to a maximum of $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at the Company’s option, in either U.S. or Canadian dollars. Each revolving credit facility matures on March 5, 2014.

Niska Partners had $10.1 million in drawings outstanding under the $400 million Credit Agreement at June 30, 2011 (March 31, 2011 - $ nil). Amounts committed in support of letters of credit totaled $15.0 million at June 30, 2011 (March 31, 2011—$3.1 million). Any borrowings under the $400 million Credit Agreement are classified as current.

Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at the Company’s option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers’ acceptance rate plus an applicable margin or, at the Company’s option, a prime rate plus an applicable margin. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of June 30, 2011, the borrowing base collateral totaled $469.8 million.

The $400 million Credit Agreement contains limitations on Niska Partners’ ability to incur additional debt or to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are similar to those contained in the indenture governing the Senior Notes, but contain certain substantive differences.  As a result of these differences, the limitations on restricted payments contained in the Credit Agreement should be less restrictive than the limitations contained in the indenture.

As of June 30, 2011, Niska Partners was in compliance with all covenant requirements under the Senior Notes and the $400 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of June 30, 2011.

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

Forward contracts and futures contracts are agreements to purchase or sell a specific financial instrument or quantity of natural gas at a specified price and date in the future. Niska Partners enters into forward contracts and futures contracts to mitigate the impact of changes in natural gas prices. In addition to cash settlement, exchange traded futures may also be settled by the physical delivery of natural gas.

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

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting forward contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At June 30, 2011, 52.3 Bcf of natural gas inventory was offset with forward contracts, representing 99.6% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating the facilities are excluded from the coverage requirement. Total volumes of long-term inventory and fuel gas at June 30, 2011 are 3.4 Bcf and 0.0 Bcf, respectively.

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers.  Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment.  For the three months ended June 30, 2011, no trade receivables were deemed to be uncollectible. It is management’s opinion that no allowance for doubtful accounts is required at June 30, 2011 or March 31, 2011 on accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 35.2% of gross optimization revenue is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default. Gross optimization revenue means realized optimization revenue prior to deducting cost of gas sold.

Exchange traded futures and options comprise approximately 36.8% of Niska Partners’ commodity risk management assets at June 30, 2011. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At June 30, 2011, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400 million revolving credit facility of which $10.1 million was drawn at June 30, 2011. Niska Partners had no interest rate swap or swaption agreements at June 30, 2011 or March 31, 2011.

Liquidity Risk

Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the US dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at June 30, 2011 was $135.1 million (March 31, 2011—$142.8 million). These contracts expire on various dates between July 1, 2011 and August 1, 2014. Niska Partners has not elected hedge accounting treatment for financial reporting purposes and, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at June 30, 2011 and March 31, 2011:

	Energy	Currency
June 30, 2011	Contracts	Contracts	Total

Short-term risk management assets	$45,999	$—	$45,999
Long-term risk management assets	20,717	—	20,717
Short-term risk management liabilities	(41,532)	(4,447)	(45,979)
Long-term risk management liabilities	(20,389)	(1,315)	(21,704)
	$4,795	$(5,762)	$(967)

	Energy	Currency
March 31, 2011	Contracts	Contracts	Total

Short-term risk management assets	$59,717	$—	$59,717
Long-term risk management assets	21,496	—	21,496
Short-term risk management liabilities	(43,556)	(5,163)	(48,719)
Long-term risk management liabilities	(21,441)	(1,188)	(22,629)
	$16,216	$(6,351)	$9,865

The Company expects to recognize risk management assets and liabilities outstanding at June 30, 2011 into net earnings and comprehensive income in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total

Fiscal year ending March 31, 2012	$3,340	$(4,329)	$(989)
Fiscal year ending March 31, 2013	(1,647)	(1,433)	(3,080)
Fiscal year ending March 31, 2014	1,735	—	1,735
Thereafter	1,367	—	1,367
	$4,795	$(5,762)	$(967)

Realized gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended
	June 30,
	2011	2010	Classification

Energy contracts	$9,967	$15,975	Optimization, net
Currency contracts	(2,129)	(798)	Optimization, net
	$7,838	$15,177

5. Fair Value Measurements

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

Fair values have been determined as follows for Niska Partners:

June 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$66,716	$—	$66,716
Currency derivatives	—	—	—	—
Total assets	—	66,716	—	66,716
Liabilities
Commodity derivatives	—	61,921	—	61,921
Currency derivatives	—	5,762	—	5,762
Total liabilities	—	67,683	—	67,683

Net	$—	$(967)	$—	$(967)

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$81,213	$—	$81,213
Currency derivatives	—	—	—	—
Total assets	—	81,213	—	81,213
Liabilities
Commodity derivatives	—	64,997	—	64,997
Currency derivatives	—	6,351	—	6,351
Total liabilities	—	71,348	—	71,348

Net	$—	$9,865	$—	$9,865

6. Members’ Equity

Acquisition of Interest in Parent

Sponsor Holdings is wholly-owned, directly and indirectly, by Niska GS Holdings Canada, L.P (“Niska Holdings Canada”).  Niska Holdings Canada’s equity consists of Class A, Class B and Class C units.  Niska Holdings Canada’s Class A Units are owned principally by Carlyle/Riverstone Global Energy and Power Fund III, L.P. and Carlyle/Riverstone Global Energy and Power Fund II, L.P. and affiliated entities (together, the “Carlyle/Riverstone Funds”) and certain current and former members of Niska Partners’ management.  The Class B and Class C units, which have identical rights and obligations in Niska Holdings Canada, are owned by certain current and former members of Niska Partners’ management and non-executive employees.  The Class B and Class C units were originally issued by Niska Predecessor in conjunction with a long-term incentive plan and were subject to service and performance conditions, all of which were satisfied in May 2009.  The Class B and Class C units were, therefore, fully vested.  Niska Predecessor had previously recorded compensation expense with respect to the Class B and Class C units throughout the vesting period. Upon vesting and the holders of the units being exposed to the risks and rewards of ownership for a reasonable period of time, the compensation arrangement became equity classified.

On June 24, 2011, certain Class B units of Niska Holdings Canada held by non-executive employees were purchased by Niska Partners at fair value. The aggregate purchase price of approximately $2.2 million was recorded as a reduction of equity in the accompanying financial statements, with no gain or loss recognized.

The Class B units represent profits interests in Niska Holdings Canada, and entitle the holders to share in distributions made by Niska Holdings Canada once the Class A units have received distributions equal to their contributed capital plus an 8% cumulative rate of return. The Class B units held by Niska Partners do not currently participate in the earnings of or distributions paid by Niska Partners.

Earnings (loss) per unit:

Niska Partners uses the two-class method for allocating earnings (loss) per unit. The two-class method requires the determination of net income (loss) allocated to member interests as shown below.

	Three Months Ended	Period May 17,
	Ended June 30,	2010 to June 30
	2011	2010
Net Earnings (Loss) Allocation and Earnings (Loss) per Unit Calculation
Numerator:
Net earnings (loss) attributable to Niska Partners	$4,625	$(35,700)
Less:
Managing Member’s allocation of incentive distributions	—	—
Managing Member’s 2% interest	(93)	714
Net earnings (loss) attributable to common and subordinated unitholders	$4,532	$(34,986)

Denominator:
Basic:
Weighted average units outstanding	67,609,490	67,609,490

Diluted:
Weighted average units outstanding	67,609,490	67,609,490

Earning (loss) per unit:
Basic	$0.07	$(0.52)
Diluted	$0.07	$(0.52)

7. Optimization Revenue

Optimization, net consists of the following:

	Three Months Ended
	June 30,
	2011	2010

Realized optimization revenue, net	$21,439	$16,062
Unrealized risk management losses	(10,820)	(12,272)
Total	$10,619	$3,790

8. Stock-Based Compensation

Effective April 1, 2011, the Company implemented The Niska Gas Storage Partners LLC Phantom Unit Performance Plan (the “PUPP”), which is designed to further align the interests of participants in the PUPP, including the Company’s executive officers, employees, directors and certain service providers, with the interests of the Company’s unit holders by providing these individuals with a phantom unit award.  A “Phantom Unit” is a notional unit granted under the PUPP that represents the right to receive a cash payment equal to the fair market value of a unit of the Company’s common units, following the satisfaction of certain time periods and/or certain performance criteria. The PUPP is primarily administered by the Compensation Committee of the Board (the “Committee”) which grants Phantom Units to eligible participants at such times as the Committee may determine to be appropriate.

Phantom Units are generally unvested at the date of grant and subject to both time and performance conditions.  The default period over which the Phantom Units vest is three years from the date of grant.  For Phantom Units which are subject to a performance measure which is based on a combination of distributed cash flow (“DCF”) and total Unitholder return (“TUR”) metrics, compared to such metrics at a select group of Niska Partners’ peer companies. The DCF and TUR metrics are calculated based on the Company’s percentile ranking during the applicable performance period compared to the peer group.  Vesting in the phantom units is also subject to the Company satisfying at least its minimum quarterly distributions for the underlying common units.

Effective April 1, 2011, the Company issued 518,425 of the 3,380,474 Phantom Units authorized under the PUPP. During the three months ended June 30, 2011, Niska Partners did not issue any additional Phantom Units (other than those granted effective April 1, 2011) and 159,529 Phantom Units were forfeited.

At June 30, 2011 and for the three months then ended, Niska Partners recorded no liability for the units under the PUPP plan which are subject to performance measures and did not record any compensation expense, because the DCF and TUR performance measures were below the minimum threshold for accrual.

At June 30, 2011 and for the three months then ended, Niska Partners recorded a liability and compensation expense of $0.3 million for the units under the PUPP plan which are subject to time conditions.

9. Interest Expense

Interest expense consists of the following:

	Three Months Ended
	June 30,
	2011	2010

Interest expense	$18,494	$18,426
Deferred charges amortization	1,026	963
Capitalized interest	(867)	(634)
Total	$18,653	$18,755

10. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended
	June 30,
	2011	2010

Income tax benefit	$(5,460)	$(6,528)

Effective income tax rate	654%	110%

Income tax benefit was $5.5 million for the three months ended June 30, 2011 compared to $6.5 million for the same period of the prior year.  The income tax benefit in the current period is due to the recognition of losses in certain taxable Canadian entities, coupled with the recognition of income in non-taxable entities.

The effective tax rate for the three months ended June 30, 2011 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of income in non-taxable entities and the recognition of losses in taxable entities.

11. Related Parties

During the three month ended June 30, 2011, a subsidiary of Niska Partners purchased certain Class B units of Niska Holdings Canada from certain non-executive officers and employees of Niska Partners for $2.2 million. The amount has been reflected as a reduction of members’ equity.

Included in accrued receivables at June 30, 2011, was $1.4 million (March 31, 2011 - $1.8 million) that is owed from affiliated entities owned by Sponsor Holdings or its parent company for payments made by Niska Partners on behalf of the affiliated entities. The amounts owning are non-interest bearing and have no fixed terms of repayment.

12. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the three months ended consists of the following:

	Three Months Ended
	June 30,
	2011	2010

Margin deposits	$33,443	$(75,137)
Trade receivables	(2,023)	5,827
Accrued receivables	(16,891)	35,590
Natural gas inventory	(75,499)	(79,149)
Prepaid expenses	(1,203)	(1,412)
Other assets	(1,705)	—
Trade payables	1,125	294
Accrued liabilities	(26,512)	13,569
Deferred revenue	(1,171)	4,458
Funds held on deposit	6	375
Total	$(90,430)	$(95,585)

13. Supplemental Cash Flow Disclosures

	Three Months Ended
	June 30,
	2011	2010

Interest paid	$786	$1,633
Taxes paid	$286	$66
Interest capitalized	$867	$634

Non-cash investing activities:
Non-cash payables related to property, plant and equipment expenditures	$3,852	$1,857
Total	$3,852	$1,857

14. Segment Disclosures

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

The following tables summarize the net revenues and assets by geographic area:

	Three Months Ended
	June 30,
	2011	2010

External revenues, net realized
U.S.	$20,103	$15,922
Canada	36,481	37,994
Inter-entity
U.S.	—	—
Canada	—	—
	$56,584	$53,916

	June 30,	March 31,
	2011	2011
Long-lived assets (at period end)

U.S.	$372,162	$365,534
Canada	612,599	613,876
	$984,761	$979,410

15. Subsequent Events

Distributions

Subsequent to June 30, 2011 Niska Partners declared distributions to its common and subordinated unitholders totaling approximately $24.1 million. Also subsequent to June 30, 2011, the Carlyle/Riverstone Funds agreed to reinvest through Sponsor Holdings approximately $11.0 million of the approximately $18.1 million proceeds they will receive from this distribution in additional common units of Niska Partners at a price of $16.00 per unit. The amounts reinvested are anticipated to be used by Niska Partners to repurchase or redeem a portion of the Senior Notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this report. The following information and such unaudited consolidated financial statements should also be read in conjunction with the consolidated financial statements and related notes, management’s discussion and analysis of financial condition and results of operations and other information included our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and remained unchanged as of June 30, 2011.

Overview of Our Business

We operate the Countess and Suffield gas storage facilities (collectively, the AECO HubTM) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Niska Partners markets gas storage services of working gas capacity in addition to optimizing storage capacity with its own proprietary gas purchases at each of these facilities. We earn revenues by leasing storage on a long-term firm (“LTF”) contract basis for which we receive monthly reservation fees for fixed amounts of storage, leasing storage on a short-term firm (“STF”) contract basis, where customers inject and withdraw specified amounts of gas and pay fees on specific dates, and optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins higher than those from third party contracts.

The Company has a total of 204.5 Bcf of working gas capacity among its facilities, including 8.5 Bcf leased from a third-party pipeline company.

We have aggregated all of our activities in one reportable operating segment for financial reporting purposes. Our consolidated financial statements are prepared in accordance with GAAP.

Because the closing of the IPO occurred on May 17, 2010, we have pro-rated net earnings for the three months ended June 30, 2010 on a pre- and post-IPO basis. As part of the process of allocating revenues and expenses to the pre and post-IPO periods, we assessed the fair value of our risk management assets and liabilities to market, which resulted in a gain for the pre-IPO period and a loss for the post-IPO period.

Factors that Impact Our Business

During our fiscal year ended March 31, 2011 and the three months ended June 30, 2011 there was a significant reduction in natural gas price volatility and a narrowing of the difference between winter and summer prices in the natural gas futures market, sometimes referred to as the seasonal spread.  These conditions are the result of numerous factors, including, but not limited to: (i) warmer weather patterns; (ii) an increase in the supply of non-conventional (including shale-gas) natural gas; (iii) real or perceived changes in the overall supply and demand fundamentals; (iv) increased development in the number and size of natural gas storage facilities; and (v) the development of new pipeline infrastructure.  If low volatility and narrow seasonal spreads persist, these conditions will adversely impact our revenues and profitability.  Although there are a number of factors beyond our control which may impact our operations through the remainder of this fiscal year, we expect to continue our distribution at current levels.  However, unless conditions improve, we believe it is unlikely that we will earn distributable cash in an amount equal to all of the distributions we expect to make with respect to this fiscal year.  Other than the above, there were no material changes in the disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 regarding this matter.

Results of Operations

A summary of financial data for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended
	June 30,
	2011	2010
	(unaudited)
Consolidated Statement of Earnings and Comprehensive Income Data:
Revenues
Long-term contract	$29,579	$29,625
Short-term contract	5,566	8,229
Optimization, net	10,619	3,790
	45,764	41,644
Expenses (income)
Operating	10,828	11,155
General and administrative	7,143	7,518
Depreciation and amortization	10,000	10,096
Interest	18,653	18,755
Foreign exchange (gains) losses	(7)	125
Other income	(18)	(11)
Loss before income taxes	(835)	(5,994)

Income tax benefit	(5,460)	(6,528)

Net earnings and comprehensive income	$4,625	$534

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings
Net earnings	$4,625	$534
Add/(deduct):
Interest expense	18,653	18,755
Income tax benefit	(5,460)	(6,528)
Depreciation and amortization	10,000	10,096
Unrealized risk management losses	10,820	12,271
Foreign exchange (gains) losses	(7)	125
Other income	(18)	(11)
Adjusted EBITDA	38,613	35,243

Less:
Cash interest expense, net	17,627	17,792
Income taxes paid	286	66
Maintenance capital expenditures	3	102
Other income	(18)	(11)
Cash Available for Distribution	$20,715	$17,294

Non-GAAP Financial Measures

Adjusted EBITDA and Cash Available for Distribution

We use the non-GAAP financial measures Adjusted EBITDA and Cash Available for Distribution in this report. A reconciliation of Adjusted EBITDA and Cash Available for Distribution to net earnings, the most directly comparable financial measure as calculated and presented in accordance with GAAP, is shown above.

We define Adjusted EBITDA as net earnings before interest, income taxes, depreciation and amortization, unrealized risk management gains and losses, foreign exchange gains and losses, unrealized inventory impairment write downs, gains and losses on asset dispositions, asset impairments and other income. We believe the adjustments for other income are similar in nature to the traditional adjustments to net earnings used to calculate EBITDA and adjustment for these items results in an appropriate representation of this financial measure. Cash Available for Distribution is defined as Adjusted EBITDA reduced by interest expense (excluding amortization of deferred financing costs and the effects of unrealized gains or losses on interest rate swaps), income taxes paid, maintenance capital expenditures and other income. Adjusted EBITDA and Cash Available for Distribution are used as supplemental financial measures by our management and by external users of our financial statements, such as commercial banks and ratings agencies, to assess:

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

Revenues

Revenues for the three months ended June 30, 2011 were $45.8 million compared to $41.6 million in the three months ended June 30, 2010. Changes in revenue were attributable to the following:

LTF Revenues.  LTF revenues for the three months ended June 30, 2011 were $29.6 million compared to $29.6 million for the three months ended June 30, 2010. Capacity utilized for LTF contracts increased by 4.8 Bcf compared to the same period in the prior year.  This increase in contracted capacity was offset by lower fees realized for replacement and newly contracted capacity.  The decrease in fees has been partially offset by the Canadian dollar strengthening in relation to the U.S. dollar during the current period.

STF Revenues.  STF revenues for the three months ended June 30, 2011 decreased by 31.7% to $5.6 million compared to $8.2 million for the three months ended June 30, 2010.  Reductions in the capacity that we used in our STF strategy by approximately 3%, compared to the first quarter of last year in conjunction with reduced STF opportunities resulting from a lower seasonal spread environment are the primary reasons for the decline in the first quarter of fiscal 2012.

Optimization Revenues.  Net optimization revenues for the three months ended June 30, 2011 increased to $10.6 million from $3.8 million for the three months ended June 30, 2010. Net optimization revenues consisted of the following:

	Three Months Ended
	June 30,
	2011	2010
	(unaudited)

Realized optimization revenue, net	$21,439	$16,062
Unrealized risk management losses	$(10,820)	$(12,272)
Total	$10,619	$3,790

When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For accounting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and of inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because substantially all of our inventory is economically hedged, any inventory write-downs are offset by economic hedging gains and any unrealized economic hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

•                  Realized Optimization Revenues.  Realized optimization revenues for the three months ended June 30, 2011 increased to $21.4 million from $16.1 million for the three months ended June 30, 2010. A greater proportion of our total capacity was utilized for proprietary optimization strategy compared to the prior period, which allowed us to take advantage of a stronger spot market for natural gas in the current period.

•                  Unrealized Risk Management Gains/(Losses).  Unrealized risk management losses for the three months ended June 30, 2011 were $10.8 million compared to unrealized risk management losses of $12.3 million in the three months ended June 30, 2010. As all inventory is economically hedged, any unrealized risk management losses (or gains) are offset by future gains (or losses) associated with the sale of proprietary inventory.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended
	June 30,
	2011	2010
	(unaudited)

General operating costs, including insurance, lease costs, safety and training costs	$5,777	$4,240
Salaries and benefits	1,783	1,671
Fuel and electricity	2,649	4,413
Maintenance	619	831
Total operating expenses	$10,828	$11,155

Operating expenses for the quarter ended June 30, 2011 decreased by 3.6% to $10.8 million from $11.2 million for the quarter ended June 30, 2010. Lower commodity prices combined with reduced cycling demands at one of our facilities resulted in a $1.8 million reduction in overall fuel and electricity costs in the first quarter of the current year, compared to the same period in the prior year.  General operating costs rose approximately $1.5 million, principally due to higher lease costs in the quarter ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended
	June 30,
	2011	2010
	(unaudited)

Compensation costs	$4,785	$4,536
General costs, including office and information technology costs	429	336
Legal, audit and regulatory costs	1,929	2,646
Total general and administrative expenses	$7,143	$7,518

General and administrative costs were $7.1 million in the three months ended June 30, 2011, compared to $7.5 million in the same period last year.  Compensation costs remained relatively flat, as an increase of $0.7 million related to increased back office support was mostly offset by a reduction in incentive compensation accruals.  In addition, legal, audit and regulatory costs fell by approximately $0.7 million reflecting the absence of professional fees incurred last year associated with the Company’s IPO process.

Interest Expense

Interest expense for the three months ended June 30, 2011 was $18.7 million compared to $18.8 million in the three months ended June 30, 2010. Interest expense in the three months ended June 30, 2011 principally consisted of interest on our $800.0 million 8.875% Senior Notes as well as amortization of deferred financing costs of $1.0 million.

Loss before Income Taxes

Loss before income taxes for the quarter ended June 30, 2011 decreased to a loss of $0.8 million from a loss of $6.0 million for the quarter ended June 30, 2010. The decrease for the quarter ended was primarily attributable to the increase in optimization revenue.

Income Taxes

Income tax benefit was $5.5 million for the three months ended June 30, 2011 compared to $6.5 million for the same period of the prior year.  The income tax benefit in the current period is due to the recognition of losses in certain taxable Canadian entities, coupled with the recognition of income in non-taxable entities.

The effective tax rate for the three months ended June 30, 2011 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of income in non-taxable entities and the recognition of losses in taxable entities.

Net Earnings

Net earnings for the quarter ended June 30, 2011 were $4.6 million compared to net earnings of $0.5 million for the quarter ended June 30, 2010. This improvement was primarily attributable to the higher pre-tax earnings discussed above.

Liquidity and Capital Resources

Shelf Registration Statement

On June 17, 2011 we filed a Registration Statement on Form S-3 in order to allow us to issue a combination of equity and debt securities for up to $1.25 billion from time to time. In addition, the filing included registration of the offering for resale of up to 16,304,745 common units that are owned by Sponsor Holdings. The Form S-3 is not yet effective and is currently under review by the SEC.

Sources and Uses of Liquidity

The Company has $800.0 million in senior notes (“Senior Notes”) outstanding and has access to a $400 million revolving credit facility (“$400 million Credit Agreement”). For further information about our Senior Notes and our $400 million Credit Agreement, including covenants and restrictions, see Note 3 to the accompanying unaudited consolidated financial statements included in this report.

Our primary short-term liquidity needs are to pay our quarterly distributions and withholding tax payments, to pay interest and principal payments under our $400 million Credit Agreement and our Senior Notes, to fund our operating expenses and maintenance capital and to pay for the acquisition of optimization inventory along with associated margin requirements. We expect to fund these requirements through a combination of cash on hand, cash from operations and borrowings under our $400 million Credit Agreement.

In certain circumstances, our fixed charge coverage ratio could be below the level of 1.75 to 1.0 in a future quarter.  If our fixed charge coverage ratio were to be below 1.75 to 1.0, we expect we would be permitted to thereafter pay at least an additional $75 million of distributions.

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

In the absence of material acquisitions, we believe that our existing sources of liquidity will be sufficient to fund our short-term liquidity needs as well as our organic expansion opportunities through March 31, 2012. Funding of material acquisitions and longer-term liquidity needs will depend on the availability and cost of capital in the debt and equity markets. Accordingly, the availability of any such potential funding on economic terms is uncertain.

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

Cash Flows from Operations

The following table summarizes our sources and uses of cash for the three month periods ended June 30, 2011 and 2010, respectively:

	Three Months Ended
	June 30,
	2011	2010
	(unaudited)
Operating Activities:
Net earnings	$4,625	$534
Adjustments to reconcile net earnings to net cash used in operating activities:
Unrealized foreign exchange (gains) losses	(71)	34
Deferred income tax benefit	(5,460)	(6,594)
Unrealized risk management losses	10,820	12,271
Depreciation and amortization	10,000	10,096
Deferred charges amortization	1,026	963
Changes in non-cash working capital	(90,430)	(95,585)
Net Cash Used in Operations	(69,490)	(78,281)

Net Cash Used in Investing Activities	(10,922)	(9,963)

Net Cash (Used in) Provided by Financing Activities	(17,744)	17,865

Effect of translation of foreign currency on cash and cash equivalents	(65)	(153)
Net Decrease in Cash and Cash Equivalents	$(98,221)	$(70,532)

The decrease in cash is primarily due to cash paid for inventory purchases, interest payments on our senior notes, capital expenditures, and distributions to unit holders.  These decreases are offset by cash from operations and drawings on our credit facilities.

For a discussion of changes in cash flow resulting from adjustments to reconcile net earnings to net cash used in operations, please refer to the discussion “Results of Operations,” above.

We believe that we will have sufficient cash flow from operations and borrowing capacity under our credit agreement to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures through March 31, 2012.  However, we are subject to business and operational risks that could adversely affect our cash flow.  A material decrease in our cash flows would likely produce an adverse effect on our ability to incur new debt as well as our ability to pay distributions.

Changes in non-cash working capital consisted of the following:

	Three Months Ended
	June 30,
	2011	2010
	(unaudited)
Changes in non-cash working capital:
Margin deposits	$33,443	$(75,137)
Trade receivables	(2,023)	5,827
Accrued receivables	(16,891)	35,590
Natural gas inventory	(75,499)	(79,149)
Prepaid expenses	(1,203)	(1,412)
Other assets	(1,705)	—
Trade payables	1,125	294
Accrued liabilities	(26,512)	13,569
Deferred revenue	(1,171)	4,458
Funds held on deposit	6	375
Net changes in non-cash working capital	$(90,430)	$(95,585)

For the period ended June 30, 2011, consistent with the prior year, we continued to allocate a significant proportion of our capacity to our optimization strategy, accumulating inventory and economically hedging it forward to future periods. However, unlike the prior year, forward commodity prices softened after we hedged our inventory and this resulted in a return of substantial cash that had been posted as margin deposits.

Investing Activities

Substantially all of our investing activities consisted of capital expenditures in each of the three months ended June 30, 2011 and 2010. Capital expenditures in each three month period consisted of the following:

	Three Months Ended
	June 30,
	2011	2010
	(unaudited)
Capital expenditures
Maintenance capital	$3	$102
Expansion capital	10,919	9,861

Total cash expenditures	10,922	9,963

Change in accrued capital expenditures	978	(440)
Total	$11,900	$9,523

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. During the three months ended June 30, 2011, we spent a total of $10.9 million on projects at our AECO and Wild Goose facilities.

Under our current plan, we expect to continue to spend between approximately $1.0 million and $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers.  Total expansion capital spending during the twelve months ending March 31, 2012 is currently expected to be within a range of $65 - $75 million.  Niska Partners expects to increase capacity at the AECO HubTM by 2 Bcf and plans to add 15 Bcf of incremental capacity at the Wild Goose facility.  We expect to fund both our maintenance capital expenditures and our expansion capital expenditures from existing cash on hand and borrowings under our $400 million Credit Agreement.

Financing Activities

As noted above, during the three months ended June 30, 2011, we borrowed $82.9 million and repaid $72.8 million under our $400 million Credit Agreement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 regarding this matter.

At June 30, 2011, 52.3 Bcf of natural gas inventory was economically hedged, representing 99.6% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $52.3 million, the fair value or mark-to-market value of our economic hedges would decrease by $52.3 million, and the impact due to the non-economically hedged position would be immaterial. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $52.3 million while the fair value of our economic hedges would increase by $52.3 million and the impact due to the non-economically hedged position would be immaterial. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at June 30, 2011 are 3.4 Bcf and 0.0 Bcf, respectively.

At June 30, 2011, Niska Partners was exposed to interest rate risk resulting from the variable rates associated with its $400 million revolving credit facility. A balance of $10.1 million was drawn on the credit facilities at June 30, 2011.  Our exposure to interest rate fluctuations on the revolving credit facility varies based on certain ratios and the magnitude of our drawings on the facility.  At June 30, 2011, a one percent increase or decrease in interest rates would not have a material impact on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (Interim CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The Interim CEO and CFO have concluded that our controls and procedures were effective as of June 30, 2011. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed on June 14, 2011.

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

NISKA GAS STORAGE PARTNERS LLC

Date: August 12, 2011	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)