Form 10-Q
period 2011-09-30
Niska Gas Storage Partners LLC
filed 2011-11-07
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

OR

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-34733

Niska Gas Storage Partners LLC

(Exact name of registrant as specified in its charter)

Delaware	27-1855740
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

1001 Fannin Street Suite 2500 Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(281) 404-1890

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or  15(d) of the Securities Exchange Act of  1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of November 4, 2011, there were 34,492,245 Common Units and 33,804,745 Subordinated Units outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings and Comprehensive Income

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:
Long-term contract	$29,495	$28,394	$59,075	$58,018
Short-term contract	5,739	9,547	11,305	17,776
Optimization, net	40,425	39,895	51,044	43,686
	75,659	77,836	121,424	119,480
Expenses (income):
Operating	14,351	10,115	25,179	21,271
General and administrative	7,324	7,754	14,467	15,272
Depreciation and amortization	10,807	13,244	20,807	23,340
Interest	19,370	19,412	38,022	38,167
Loss on extinguishment of debt	883	—	883	—
Foreign exchange losses (gains)	389	(96)	382	29
Other income	(22)	(12)	(40)	(24)

EARNINGS BEFORE INCOME TAXES	22,557	27,419	21,724	21,425
Income tax benefit	(5,032)	(4,018)	(10,492)	(10,547)

NET EARNINGS AND COMPREHENSIVE INCOME	27,589	31,437	32,216	31,972

Less: Net earnings prior to initial public offering on May 17, 2010	—	—	—	36,234
Net earnings (loss) subsequent to initial public offering on May 17, 2010	$27,589	$31,437	$32,216	$(4,262)

Net earnings (loss) subsequent to initial public offering allocated to:
Managing Member	$545	$1,105	$636	$392
Common unitholders	$13,681	$15,166	$15,949	$(2,327)
Subordinated unitholder	$13,363	$15,166	$15,631	$(2,327)

Earnings (loss) per unit allocated to common unitholders - basic and diluted	$0.40	$0.45	$0.47	$(0.07)

Earnings (loss) per unit allocated to subordinated unitholders
- basic and diluted	$0.40	$0.45	$0.47	$(0.07)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	September 30,	March 31,
	2011	2011
ASSETS
Current assets
Cash and cash equivalents	$26,679	$117,742
Margin deposits	46,941	79,107
Trade receivables	1,644	2,434
Accrued receivables	32,166	45,293
Natural gas inventory	358,361	133,576
Prepaid expenses	3,795	5,830
Short-term risk management assets	64,857	59,717
	534,443	443,699
Long-term assets
Property, plant and equipment, net	975,858	964,146
Goodwill	495,604	495,604
Long-term natural gas inventory	15,264	15,264
Intangible assets, net	92,106	98,846
Deferred charges, net	19,542	22,215
Other assets	1,546	—
Long-term risk management assets	21,714	21,496
	1,621,634	1,617,571
TOTAL	$2,156,077	$2,061,270

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current portion of debt	$89,000	$—
Trade payables	1,683	2,408
Accrued liabilities	88,828	86,662
Deferred revenue	12,718	4,738
Accrued cushion gas purchases	53,485	—
Current portion of deferred taxes	26,379	29,022
Short-term risk management liabilities	41,501	48,719
	313,594	171,549
Long-term liabilities
Long-term risk management liabilities	22,240	22,629
Asset retirement obligations	1,401	1,484
Funds held on deposit	217	121
Deferred income taxes	140,537	148,514
Long-term debt	769,340	800,000
	1,247,329	1,144,297
Members’ equity
Common units	512,018	510,275
Subordinated units	380,708	390,283
Managing Member’s interest	16,022	16,415
	908,748	916,973
Commitments and contingencies (Note 2)
TOTAL	$2,156,077	$2,061,270

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	September 30,
	2011	2010

Operating Activities
Net earnings	$32,216	$31,972
Adjustments to reconcile net earnings to net cash used in operating activities:
Unrealized foreign exchange loss	698	397
Deferred income tax benefit	(10,585)	(10,834)
Unrealized risk management gain	(12,972)	(8,450)
Depreciation and amortization	20,807	23,340
Deferred charges amortization	2,046	2,072
Loss on extinguishment of debt	883	—
Changes in non-cash working capital	(114,195)	(120,924)
Net cash used in operating activities	(81,102)	(82,427)

Investing Activities
Capital expenditures	(27,848)	(15,159)
Net cash used in investing activities	(27,848)	(15,159)

Financing Activities
Proceeds from revolver drawings	307,883	281,431
Revolver payments	(218,883)	(281,431)
Repurchase of long-term debt	(30,914)	—
Payment of debt issuance costs	—	(2,086)
Net proceeds from issuance of common units	11,000	333,459
Distributions to partners	(49,265)	(326,316)
Acquisition of interest in parent company	(2,176)	—
Net cash provided by financing activities	17,645	5,057

Effect of translation on foreign currency cash and cash equivalents	242	67
Net decrease in cash and cash equivalents	(91,063)	(92,462)
Cash and cash equivalents, beginning of period	117,742	131,559
Cash and cash equivalents, end of period	$26,679	$39,097

Supplemental cash flow disclosures (Note 14)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statement of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

			Managing
	Common	Subordinated	Member
	Units	Units	Interest	Total

Balance, April 1, 2011	$510,275	$390,283	$16,415	$916,973

Net earnings	15,949	15,631	636	32,216

Distributions to unitholders	(24,140)	(24,140)	(985)	(49,265)

Acquisition of interest in parent company	(1,066)	(1,066)	(44)	(2,176)

Issuance of common units	11,000	—	—	11,000

Balance, September 30, 2011	$512,018	$380,708	$16,022	$908,748

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

At September 30, 2011, Niska Partners had 34,492,245 common units and 33,804,745 subordinated units outstanding. Of these amounts, 16,992,245 common units and all of the subordinated units are owned by Sponsor Holdings, along with a 1.98% Managing Member’s interest in the Company and all of the Company’s IDRs. Including all of the common and subordinated units owned by Sponsor Holdings, along with the 1.98% Managing Member’s interest, Sponsor Holdings has a 74.88% ownership interest in the Company, excluding the IDRs. The remaining 17,500,000 common units, representing a 25.12% ownership interest excluding the IDRs, are owned by the public.

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

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except that the balance sheet at March 31, 2011 is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of September 30, 2011, along with the results of Niska Partners’ operations and its cash flows for the three and six months ended September 30, 2011 and 2010. The results of operations for the three and six months ended September 30, 2011 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2012.  The optimization of proprietary gas purchases is seasonal with the majority of the revenues and cost associated with the physical sale of proprietary gas occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

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

In September 2011, the FASB issued guidance that updates the requirements for testing for goodwill impairment. This update, which will become effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, permits entities testing for goodwill impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount on the basis of qualitative factors, the two step impairment test is required. The update does not change how goodwill is calculated or assigned to reporting units.

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

3. Accrued Cushion Gas Purchases

During the six months ended September 30, 2011 and 2010, the Company entered into a series of transactions to sell cushion gas, which is recorded as component of property, plant and equipment in the accompanying financial statements. The Company concurrently entered into firm commitments to re-acquire this cushion gas in the fourth quarter of the fiscal year ending March 31, 2012 and 2011, respectively. The repurchase price is accrued as a liability. The difference between the proceeds received and the repurchase price, along with the proceeds of short-term firm transactions designed to replace the cushion gas during the intervening period, is being recorded as an expense over the period of the arrangement.

4. Debt

Niska Partners’ debt obligations consist of the following:

	September 30,	March 31,
	2011	2011

Senior Notes due 2018	$769,340	$800,000
Revolving credit facility	89,000	—
Total	858,340	800,000
Less portion classified as current	(89,000)	—
	$769,340	$800,000

Senior Notes

On March 5, 2010, Niska Partners, through its subsidiaries Niska Gas Storage US, LLC (“Niska US”) and Niska Gas Storage Canada ULC (“Niska Canada”), completed a non-public offering of 800,000 units, each unit consisting of $218.75 principal amount of 8.875% senior notes due 2018 of Niska US and $781.25 principal amount of 8.875% senior notes of Niska Canada (the “Senior Notes”). The Senior Notes were sold for par value of $800.0 million in an offering exempt from registration under the Securities Act.

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

During the quarter ended September 30, 2011, Niska Partners paid $30.9 million, excluding accrued interest, to repurchase Senior Notes with a principal amount of $30.7 million. The Company recognized a loss of $0.9 million on these repurchases, which was recorded as a loss on extinguishment of debt. The loss on the repurchases was measured based on the carrying value of the repurchased portion of the Senior Notes, which included a portion of the unamortized debt issue costs on the dates of repurchase. The related accrued interest costs were recorded in interest expense.

Interest on the Senior Notes is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum, commencing September 15, 2010. The Senior Notes will mature on March 15, 2018. As at September 30, 2011, the estimated fair value of the Senior Notes was $792.4 million.

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

Under this limitation the indenture would have permitted the Company to distribute approximately $41.7 million as at September 30, 2011.

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

At September 30, 2011, the fixed charge coverage ratio was 2.44 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 16.

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

Niska Partners had $89.0 million in drawings outstanding under the $400 million Credit Agreement at September 30, 2011 (March 31, 2011 - $ nil). Amounts committed in support of letters of credit totaled $71.0 million at September 30, 2011 (March 31, 2011—$3.1 million). Any borrowings under the $400 million Credit Agreement are classified as current.

Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at the Company’s option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers’ acceptance rate plus an applicable margin or, at the Company’s option, a prime rate plus an applicable margin. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of September 30, 2011, the borrowing base collateral totaled $538.1million.

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

As of September 30, 2011, Niska Partners was in compliance with all covenant requirements under the Senior Notes and the $400 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of September 30, 2011.

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

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting forward contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At September 30, 2011, 89.9 Bcf of natural gas inventory was offset with forward contracts, representing 99.9% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating the facilities are excluded from the coverage requirement. Total volumes of long-term inventory and fuel gas at September 30, 2011 are 3.4 Bcf and 0.0 Bcf, respectively.

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers.  Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment.  For the six months ended September 30, 2011, no trade receivables were deemed to be uncollectible. It is management’s opinion that no allowance for doubtful accounts is required at September 30, 2011 or March 31, 2011 on accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 35.9% of gross optimization revenue for the six months ended September 30, 2011 is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default. Gross optimization revenue means realized optimization revenue prior to deducting cost of gas sold.

Exchange traded futures and options comprise approximately 53.0% of Niska Partners’ commodity risk management assets at September 30, 2011. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At September 30, 2011, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $89.0 million was drawn at September 30, 2011.

Liquidity Risk

Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the US dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at September 30, 2011 was $119.0 million (March 31, 2011—$142.8 million). These contracts expire on various dates between October 1, 2011 and August 1, 2014. Niska Partners has not elected hedge accounting treatment for financial reporting purposes and, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at September 30, 2011 and March 31, 2011:

	Energy	Currency
September 30, 2011	Contracts	Contracts	Total

Short-term risk management assets	$61,357	$3,500	$64,857
Long-term risk management assets	20,772	942	21,714
Short-term risk management liabilities	(41,167)	(334)	(41,501)
Long-term risk management liabilities	(22,240)	—	(22,240)
	$18,722	$4,108	$22,830

	Energy	Currency
March 31, 2011	Contracts	Contracts	Total

Short-term risk management assets	$59,717	$—	$59,717
Long-term risk management assets	21,496	—	21,496
Short-term risk management liabilities	(43,556)	(5,163)	(48,719)
Long-term risk management liabilities	(21,441)	(1,188)	(22,629)
	$16,216	$(6,351)	$9,865

The Company expects to recognize risk management assets and liabilities outstanding at September 30, 2011 into net earnings and comprehensive income in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total

Fiscal year ending March 31, 2012	$9,272	$553	$9,825
Fiscal year ending March 31, 2013	7,985	3,102	11,087
Fiscal year ending March 31, 2014	1,026	396	1,422
Thereafter	439	57	496
	$18,722	$4,108	$22,830

Realized gains and (losses) from the settlement of risk management contracts are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010	Classification

Energy contracts	$(32,052)	$25,223	$(22,085)	$39,684	Optimization, net
Currency contracts	7,024	(1,847)	4,895	(2,645)	Optimization, net
	$(25,028)	$23,376	$(17,190)	$37,039

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

Fair values have been determined as follows for Niska Partners:

September 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$82,129	$—	$82,129
Currency derivatives	—	4,442	—	4,442
Total assets	—	86,571	—	86,571
Liabilities
Commodity derivatives	—	63,407	—	63,407
Currency derivatives	—	334	—	334
Total liabilities	—	63,741	—	63,741

Net	$—	$22,830	$—	$22,830

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$81,213	$—	$81,213
Currency derivatives	—	—	—	—
Total assets	—	81,213	—	81,213
Liabilities
Commodity derivatives	—	64,997	—	64,997
Currency derivatives	—	6,351	—	6,351
Total liabilities	—	71,348	—	71,348

Net	$—	$9,865	$—	$9,865

7. Members’ Equity

Unit Issuance and Sale of Common Units

On August 24, 2011, the Company completed the issuance and sale 687,500 common units at a price of $16.00 per unit to Sponsor Holdings. Total proceeds of $11.0 million were used to reduce amounts owing under the Senior Notes. See Notes 4 and 12.

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

On June 24, 2011, certain Class B units of Niska Holdings Canada held by non-executive employees were purchased by Niska Partners at fair value. The aggregate purchase price of $2.2 million was recorded as a reduction of equity in the accompanying financial statements, with no gain or loss recognized.

The Class B units represent profit interests in Niska Holdings Canada, and entitle the holders to share in distributions made by Niska Holdings Canada once the Class A units have received distributions equal to their contributed capital plus an 8% cumulative rate of return. The Class B units held by Niska Partners do not currently participate in the earnings of or distributions paid by Niska Partners.

Earnings per unit:

Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown below.

	Three Months Ended	Six Months Ended
	September 30,	to September 30
Net Earnings Allocation and Earnings per Unit Calculation	2011	2011
Numerator:
Net earnings attributable to Niska Partners	$27,589	$32,216
Less:
Managing Member’s 1.98% interest	(545)	(636)
Net earnings attributable to common and subordinated unitholders	$27,044	$31,580

Denominator:
Basic:
Weighted average units outstanding	67,838,657	67,724,073

Diluted:
Weighted average units outstanding	67,838,657	67,724,073

Earnings per unit:
Basic	$0.40	$0.47
Diluted	$0.40	$0.47

8. Optimization Revenue

Optimization, net consists of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Realized optimization revenue, net	$16,633	$19,174	$38,072	$35,236
Unrealized risk management gains	23,792	20,721	12,972	8,450
Total	$40,425	$39,895	$51,044	$43,686

9. Stock-Based Compensation

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

Effective April 1, 2011, the Company issued 518,425 of the 3,380,474 Phantom Units authorized under the PUPP. During the six months ended September 30, 2011, Niska Partners did not issue any additional Phantom Units and 161,579 Phantom Units were forfeited.

At September 30, 2011 and for the three and six months then ended, Niska Partners recorded no liability for the units under the PUPP plan which are subject to performance measures and did not record any compensation expense, because the DCF and TUR performance measures were below the minimum threshold for accrual.

At September 30, 2011 and for the three and six months then ended, Niska Partners recorded a liability and compensation expense of $0.3 million and $0.9 million for the units under the PUPP plan which are subject to time conditions.

10. Interest Expense

Interest expense consists of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest expense	$19,277	$18,640	$37,770	$37,066
Deferred charges amortization	1,020	1,109	2,046	2,072
Capitalized interest	(927)	(337)	(1,794)	(971)
Total	$19,370	$19,412	$38,022	$38,167

11. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Income tax benefit	$(5,032)	$(4,018)	$(10,492)	$(10,547)

Effective income tax rate	-22%	-15%	-48%	-49%

Income tax (benefit) expense was a benefit of $10.5 million for the six months ended September 30, 2011 compared to a benefit of $10.5 million in the same period of the prior year. The income tax benefit in the current period is due mainly to the recognition of losses in certain taxable Canadian entities and the recognition of income in certain non-taxable entities.

The effective tax rate for the six months ended September 30, 2011 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of income in non-taxable entities and the recognition of losses in taxable entities.

12. Related Parties

During the six months ended September 30, 2011, a subsidiary of Niska Partners purchased certain Class B units of Niska Holdings Canada from certain non-executive officers and employees of Niska Partners for $2.2 million. The amount has been reflected as a reduction of members’ equity.

During the three and six months ended September 30, 2011, the Carlyle/Riverstone Funds reinvested through Sponsor Holdings $11.0 million in additional common units of Niska Partners at a price of $16.00 per unit.

Included in accrued receivables at September 30, 2011, was $1.4 million (March 31, 2011 - $1.8 million) that is owed from affiliated entities owned by Sponsor Holdings or its parent company for payments made by Niska Partners on behalf of the affiliated entities. The amounts owning are non-interest bearing and have no fixed terms of repayment.

13. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the six months ended consists of the following:

	Six Months Ended
	September 30,
	2011	2010

Margin deposits	$32,166	$(40,062)
Trade receivables	865	5,334
Accrued receivables	13,917	(8,807)
Natural gas inventory	(224,784)	(132,086)
Prepaid expenses	685	(3,430)
Other assets	(264)	—
Trade payables	358	(5,577)
Accrued liabilities	54,818	52,721
Deferred revenue	7,981	10,985
Funds held on deposit	63	(2)
Total	$(114,195)	$(120,924)

14. Supplemental Cash Flow Disclosures

	Six Months Ended
	September 30,
	2011	2010

Interest paid	$36,832	$38,605
Taxes paid	$755	$342
Interest capitalized	$1,794	$971

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

The following tables summarize the net revenues and assets by geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

External revenues, net realized
U.S.	$18,788	$22,335	$38,891	$38,258
Canada	33,080	34,779	69,561	72,772
Inter-entity
U.S.	—	—	—	—
Canada	—	—	—	—
	$51,868	$57,114	$108,452	$111,030

	September 30,	March 31,
	2011	2011
Long-lived assets (at period end)

U.S.	$382,770	$365,534
Canada	608,352	613,876
	$991,122	$979,410

16. Subsequent Events

Distributions

On November 2, 2011, the Board of Directors of Niska Partners unanimously approved a distribution of $0.35 per common unit, payable on November 17, 2011 to unitholders of record on November 14, 2011. The total distribution is expected to be approximately $12.3 million. No distribution was declared on the subordinated units.

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

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and remained unchanged as of September 30, 2011.

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

The Company has a total of 206.5 Bcf of working gas capacity among its facilities, including 8.5 Bcf leased from a third-party pipeline company.

We have aggregated all of our activities in one reportable operating segment for financial reporting purposes. Our consolidated financial statements are prepared in accordance with GAAP.

Because the closing of the IPO occurred on May 17, 2010, we have pro-rated net earnings for the six months ended September 30, 2010 on a pre- and post-IPO basis. As part of the process of allocating revenues and expenses to the pre and post-IPO periods, we assessed the fair value of our risk management assets and liabilities to market, which resulted in a gain for the pre-IPO period and a loss for the post-IPO period.

Factors that Impact Our Business

During our fiscal year ended March 31, 2011 and the six months ended September 30, 2011 there was a significant reduction in natural gas price volatility and a narrowing of the difference between winter and summer prices in the natural gas futures market, sometimes referred to as the seasonal spread.  These conditions are the result of numerous factors, including, but not limited to: (i) warmer weather patterns; (ii) an increase in the supply of non-conventional (including shale-gas) natural gas; (iii) real or perceived changes in the overall supply and demand fundamentals; (iv) increased development in the number and size of natural gas storage facilities; and (v) the development of new pipeline infrastructure.  If low volatility and narrow seasonal spreads persist, these conditions will adversely impact our revenues and profitability.

Our financial statements include goodwill valued at approximately $495.6 million at September 30, 2011, of which $455.0 relates to our facilities located in Alberta and $40.6 million relates to our facility located in Oklahoma.  The Company performs its annual impairment test for goodwill at March 31 of each year.  The decline in the seasonal spread is expected to materially affect our revenues and profitability in the fiscal year ending March 31, 2012.  However, the Company is unable to determine at this time whether these conditions are likely to persist for periods beyond the current fiscal year.  Accordingly, we have determined that no interim revaluation of goodwill is required at September 30, 2011.  However, management continues to monitor developments in market conditions for seasonal spreads and the market for natural gas storage services.  If management determines that less favorable market conditions are likely to remain for more than a temporary period, we could be required to perform an interim goodwill impairment test at December 31, 2011.  We will perform our annual impairment test in any event at March 31, 2012.  Any impairment of goodwill recognized in either an interim or annual period could be material.

Other than the above, there were no material changes in the disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 regarding this matter.

Results of Operations

A summary of financial data for the three and six months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Consolidated Statement of Earnings and Comprehensive Income Data:
Revenues
Long-term contract	$29,495	$28,394	$59,075	$58,018
Short-term contract	5,739	9,547	11,305	17,776
Optimization, net	40,425	39,895	51,044	43,686
	75,659	77,836	121,424	119,480
Expenses (income)
Operating	14,351	10,115	25,179	21,271
General and administrative	7,324	7,754	14,467	15,272
Depreciation and amortization	10,807	13,244	20,807	23,340
Interest	19,370	19,412	38,022	38,167
Loss on extinguishment of debt	883	—	883	—
Foreign exchange losses (gains)	389	(96)	382	29
Other income	(22)	(12)	(40)	(24)
Earnings before income taxes	22,557	27,419	21,724	21,425

Income tax benefit	(5,032)	(4,018)	(10,492)	(10,547)

Net earnings and comprehensive income	$27,589	$31,437	$32,216	$31,972

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings
Net earnings	$27,589	$31,437	$32,216	$31,972
Add/(deduct):
Interest expense	19,370	19,412	38,022	38,167
Income tax benefit	(5,032)	(4,018)	(10,492)	(10,547)
Depreciation and amortization	10,807	13,244	20,807	23,340
Unrealized risk management gain	(23,792)	(20,721)	(12,972)	(8,450)
Loss on extinguishment of debt	883	—	883	—
Foreign exchange losses (gains)	389	(96)	382	29
Other income	(22)	(12)	(40)	(24)
Adjusted EBITDA	30,192	39,246	68,806	74,487

Less:
Cash interest expense, net	18,350	18,303	35,976	36,095
Income taxes paid	469	222	755	287
Maintenance capital expenditures	159	622	162	724
Other income	(22)	(12)	(40)	(24)
Cash Available for Distribution	$11,236	$20,111	$31,953	$37,405

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

Revenues

Revenues for the three months ended September 30, 2011 were $75.7 million compared to $77.8 million in the three months ended September 30, 2010. Revenues for the six months ended September 30, 2011 were $121.4 million compared to $119.5 million in the same period last year. Changes in revenue are described below.

LTF Revenues.  LTF revenues for the three months ended September 30, 2011 were $29.5 million compared to $28.4 million for the three months ended September 30, 2010.  LTF revenues for the six months ended September 30, 2011 were $59.1 million, an increase of 1.9% compared to $58.0 million in the six months ended September 30, 2010. An increase in LTF capacity contracted in the current period was offset by a decrease in fees on re-contracted capacity. Additionally, revenues from Canadian operations benefitted from a strengthening of the Canadian dollar versus the U.S. dollar.

STF Revenues.  STF revenues for the three months ended September 30, 2011 decreased to $5.7 million compared to $9.5 million for the three months ended September 30, 2010. STF revenues for the six months ended September 30, 2011 were $11.3 million, compared to $17.8 million in the six months ended September 30, 2010.  The revenue decreases resulted from reduced STF margins in a lower seasonal spread environment coupled with a reduction in the capacity that we allocated to our STF strategy compared to the second quarter and first six months of last year .

Optimization Revenues.  Net optimization revenues for the three months ended September 30, 2011 increased to $40.4 million from $39.9 million for the three months ended September 30, 2010. Net optimization revenues for the six months ended September 30, 2011 were $51.0 million, an increase of $7.3 million compared to revenues of $43.7 million in the six months ended September 30, 2010. Net optimization revenues consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Realized optimization revenue, net	$16,633	$19,174	$38,072	$35,236
Unrealized risk management gains	23,792	20,721	12,972	8,450
Total	$40,425	$39,895	$51,044	$43,686

When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For accounting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and of inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because substantially all of our inventory is economically hedged, any inventory write-downs are offset by economic hedging gains and any unrealized economic hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

•                  Realized Optimization Revenues. Realized optimization revenues for the three months ended September 30, 2011 decreased to $16.6 million from $19.2 million for the three months ended September 30, 2010. Realized optimization revenues for the six months ended September 30, 2011 increased to $38.1 million from $35.2 million for the six months ended September 30, 2010. During the three and six month periods ended September 30, 2011, we used a greater proportion of our total capacity for our proprietary optimization strategy compared to the prior period. Increased capacity allocated to this strategy allowed us to take advantage of a liquid spot market for natural gas in the current period; however lower margins were realized as a result of the weaker spread environment. Realized financial gains related to the timing of the settlement of financial contracts impacted revenue during the prior three and six month periods.

•                  Unrealized Risk Management Gains/(Losses).  Unrealized risk management gains for the three months ended September 30, 2011 were $23.8 million compared to unrealized risk management gains of $20.7 million in the three months ended September 30, 2010. Unrealized risk management gains for the six months ended September 30, 2011 were $13.0 million, compared to gains of $8.5 million in the six months ended September 30, 2010. As all inventory is economically hedged, any unrealized risk management losses (or gains) are offset by future gains (or losses) associated with the sale of proprietary inventory.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

General operating costs, including insurance, lease costs, safety and training costs	$5,931	$5,155	$11,708	$9,396
Salaries and benefits	1,683	1,559	3,466	3,230
Fuel and electricity	5,860	3,056	8,509	7,468
Maintenance	877	345	1,496	1,177
Total operating expenses	$14,351	$10,115	$25,179	$21,271

Operating expenses for the quarter ended September 30, 2011 increased to $14.4 million from $10.1 million for the quarter ended September 30, 2010. Operating expenses for the six months ended September 30, 2011 increased to $25.2 million from $21.3 million for the six months ended September 30, 2010. Higher utility costs during the second quarter of the current year combined with higher volumes cycled at one of our facilities resulted in additional fuel and electricity costs in the three and six months ended in the current year as compared to the same period in the prior year.  General operating costs rose principally as a result of higher lease costs in the quarter and six months ended September 30, 2011. The higher lease costs relate to additional storage capacity leased in Southern California during the period.

General and Administrative Expenses

General and administrative expenses for the three and six months ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Compensation costs	$4,582	$5,761	$9,368	$10,297
General costs, including office and information technology costs	1,197	958	1,625	2,139
Legal, audit and regulatory costs	1,545	1,035	3,474	2,836
Total general and administrative expenses	$7,324	$7,754	$14,467	$15,272

General and administrative costs were $7.3 million in the three months ended September 30, 2011, compared to $7.8 million in the same period last year.  General and administrative expenses decreased to $14.5 million for the six months ended September 30, 2011 compared to $15.3 million for the six months ended September 30, 2010. Compensation costs decreased as a result of a reduction in incentive compensation accruals in the current period.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2011 was $10.8 million compared to $13.2 million in the three months ended September 30, 2010. Depreciation and amortization expense for the six months ended September 30, 2011 was $20.8 million compared to $23.3 million in the six months ended September 30, 2010. The decrease was primarily attributable to a provision for cushion gas migration at one of the Company’s facilities which is recorded in depreciation and amortization expense. The provision for cushion gas migration amounted to $1.0 million during the three and six months ended September 30, 2011 as compared to $2.8 million during the three and six months ended September 30, 2010. The provision against cushion gas is estimated based on tests of its effectiveness.

Interest Expense

Interest expense for the three months ended September 30, 2011 was $19.4 million compared to $19.4 million in the three months ended September 30, 2010. Interest expense for the six months ended September 30, 2011 was $38.0 million compared to $38.2 million in the six months ended September 30, 2010. Interest expense in the three and six months ended September 30, 2011 principally consisted of interest on our 8.875% Senior Notes as well as amortization of deferred financing costs.

Earnings before Income Taxes

Earnings before income taxes for the quarter ended September 30, 2011 decreased to $22.6 million from earnings of $27.4 million for the quarter ended September 30, 2010. Earnings before income taxes for the six months ended September 30, 2011 increased to $21.7 million from earnings of $21.4 million for the six months ended September 30, 2011.The changes in earnings for the three months ended were primarily attributable to the increase in operating costs. The changes in earnings for the six months ended were attributable to the items discussed above.

Income Taxes

Income tax benefit was $5.0 million for the three months ended September 30, 2011 compared to $4.0 million for the same period of the prior year.  We had an income tax benefit of $10.5 million for the six months ended September 30, 2011 essentially unchanged from the benefit for the six months ended September 30, 2010. The income tax benefit in the current three and six month periods is due mainly to the recognition of losses in certain taxable Canadian entities and the recognition of income in certain non-taxable entities.

The effective tax rate for the three and six months ended September 30, 2011 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of income in non-taxable entities and the recognition of losses in taxable entities.

Net Earnings

Net earnings for the quarter ended September 30, 2011 were $27.6 million compared to net earnings of $31.4 million for the quarter ended September 30, 2010. Net earnings for the six months ended September 30, 2011 were $32.2 million compared to net earnings of $32.0 million for the quarter ended September 30, 2010. The decrease in earnings for the three month period was primarily attributable to the increased operating costs discussed above. The changes in earnings for the six months ended were attributable to the items discussed above.

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

Sources and Uses of Liquidity

The Company has $769.3 million in senior notes (“Senior Notes”) outstanding and has access to a $400 million revolving credit facility (“$400 million Credit Agreement”), of which a balance of $240.0 million is available. For further information about our Senior Notes and our $400 million Credit Agreement, including covenants and restrictions, see Note 4 to the accompanying unaudited consolidated financial statements included in this report.

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

Historical Cash Flows

Our cash flows are significantly influenced by our level of natural gas inventory, margin deposits and related forward sale contracts or economic hedging positions at the end of each accounting period and may fluctuate significantly from period to period. In addition, our period to period cash flows are heavily influenced by the seasonality of our proprietary optimization activities. For example, we generally purchase significant quantities of natural gas during the summer months and sell natural gas during the winter months. The storage of natural gas for our own account can have a material impact on our cash flows from operating activities for the period we pay for and store the natural gas and the subsequent period in which we receive proceeds from the sale of natural gas. When we purchase and store natural gas for our own account, we use cash to pay for the gas and record the gas as inventory and thereby reduce our cash flows from operating activities. We typically borrow on our revolving credit facilities to fund these purchases, and these borrowings increase our cash flows from financing activities. Conversely, when we collect the proceeds from the sale of natural gas that we purchased and stored for our own account, the impact on our cash flows from operating activities is positive and the impact on our cash flows from financing activities is negative. Therefore, our cash flows from operating activities fluctuate significantly from period-to-period as we purchase gas, store it, and then sell it in a later period. In addition, we have margin requirements on our economically hedged positions. As the cash deposits we make to satisfy our margin requirements increase and decrease with our volume of derivative positions and changes in commodity prices, our cash flows from operating activities may fluctuate significantly from period to period.

Cash Flows from Operations

The following table summarizes our sources and uses of cash for the six month periods ended September 30, 2011 and 2010, respectively:

	Six Months Ended
	September 30,
Operating Activities:	2011	2010
	(unaudited)

Net earnings	$32,216	$31,972
Adjustments to reconcile net earnings to net cash used in operating activities:
Unrealized foreign exchange loss	698	397
Deferred income tax benefit	(10,585)	(10,834)
Unrealized risk management gain	(12,972)	(8,450)
Depreciation and amortization	20,807	23,340
Deferred charges amortization	2,046	2,072
Loss on extinguishment of debt	883	—
Changes in non-cash working capital	(114,195)	(120,924)
Net cash used in operating activities	(81,102)	(82,427)

Net cash used in investing activities	(27,848)	(15,159)

Net cash provided by financing activities	17,645	5,057

Effect of translation of foreign currency on cash and cash equivalents	242	67

Net Decrease in Cash and Cash Equivalents	$(91,063)	$(92,462)

The decrease in cash is primarily due to cash paid for inventory purchases, interest payments and principal repurchases on our Senior Notes, capital expenditures, and distributions to unit holders.  These decreases are offset by cash from operations and drawings on our Credit Facilities, in addition to cushion gas sales entered into during the six months ended September 30, 2011, for total proceeds of $49.0 million. We have sold cushion gas during the six months ended September 30, 2011 and entered into firm commitments to reacquire an equivalent amount of cushion gas in the fourth quarter of the fiscal year ending March 31, 2012 and, accordingly, expect to spend approximately $53.8 million to reacquire the cushion gas at that time. In conjunction with the sale of cushion gas, we entered into STF contracts which provided cash inflows of $2.1 million for the six months ended September 30, 2011 and will provided a further $2.1 million of cash inflows during the fourth quarter of the fiscal 2012 fiscal year.

For a discussion of changes in cash flow resulting from adjustments to reconcile net earnings to net cash used in operations, please refer to the discussion “Results of Operations,” above.

Market conditions remain challenging and have continued to deteriorate compared to both the fourth quarter of the 2011 fiscal year and this point last year.  There are a number of factors beyond our control that may impact our operations through the remainder of this fiscal year.  Unless conditions improve, we believe it is unlikely that we will earn in this fiscal year Cash Available for Distribution equal to all of the cash distributions we expect to pay with respect to this fiscal year.

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

Changes in non-cash working capital consisted of the following:

	Six Months Ended
	September 30,
Changes in non-cash working capital:	2011	2010
	(unaudited)

Margin deposits	$32,166	$(40,062)
Trade receivables	865	5,334
Accrued receivables	13,917	(8,807)
Natural gas inventory	(224,784)	(132,086)
Prepaid expenses	685	(3,430)
Other assets	(264)	—
Trade payables	358	(5,577)
Accrued liabilities	54,818	52,721
Deferred revenue	7,981	10,985
Funds held on deposit	63	(2)

Net changes in non-cash working capital	$(114,195)	$(120,924)

For the period ended September 30, 2011, consistent with the prior year, we continued to allocate a significant proportion of our capacity to our optimization strategy, accumulating inventory and economically hedging it forward to future periods. However, unlike the prior year, forward commodity prices softened after we hedged our inventory and this resulted in a return of substantial cash that had been posted as margin deposits.

Investing Activities

Substantially all of our investing activities consisted of capital expenditures in each of the six months ended September 30, 2011 and 2010. Capital expenditures in each six month period consisted of the following:

	Six Months Ended
	September 30,
Capital expenditures	2011	2010
	(unaudited)

Maintenance capital	$162	$724
Expansion capital	27,686	14,435

Total cash expenditures	27,848	15,159

Change in accrued capital expenditures	(3,852)	(1,857)
Total	$23,996	$13,302

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. During the six months ended September 30, 2011, we spent a total of $27.8 million on projects at our AECO and Wild Goose facilities.

Under our current plan, we expect to continue to spend between approximately $1.0 million and $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers.   Total expansion capital spending during the twelve months ending March 31, 2012 is currently expected to be within a range of $65 - $75 million.  During the six months ended September 30, 2011, we added 2 Bcf of incremental capacity at our AECO HubTM facility.  We plan to add 15 Bcf of incremental capacity at the Wild Goose facility.  We expect to fund both our maintenance capital expenditures and our expansion capital expenditures from existing cash on hand and borrowings under our $400 million Credit Agreement.

Financing Activities

As noted above, during the six months ended September 30, 2011, we borrowed $307.9 million and repaid $218.9 million under our $400 million Credit Agreement.

During the quarter ended September 30, 2011, we repaid $30.9 million of our Senior Notes, excluding accrued interest, with a principal amount of $30.7 million. Funds to repurchase the Senior Notes were derived from working capital as well as the issuance and sale 687,500 common units at a price of $16.00 per unit, or $11.0 million in the aggregate to Sponsor Holdings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 regarding this matter.

At September 30, 2011, 89.9 Bcf of natural gas inventory was economically hedged, representing 99.9% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $89.9 million, the fair value or mark-to-market value of our economic hedges would decrease by $89.9 million, and the impact due to the non-economically hedged position would be immaterial. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $89.9 million while the fair value of our economic hedges would increase by $89.9 million and the impact due to the non-economically hedged position would be immaterial. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at September 30, 2011 are 3.4 Bcf and 0.0 Bcf, respectively.

At September 30, 2011, Niska Partners was exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement. A balance of $89.0 million was drawn on the Credit Facilities at September 30, 2011.  Our exposure to interest rate fluctuations on the Credit Facilities varies based on certain ratios and the magnitude of our drawings on the facility.  At September 30, 2011, a one percent increase or decrease in interest rates would have an impact of approximately $0.9 million on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (Interim CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The Interim CEO and the CFO have concluded that our controls and procedures were effective as of September 30, 2011. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

4.1*	—

Amendment No. 1 to Registration Rights Agreement made as of August 24, 2011, by and between Niska Gas Storage Partners LLC, a Deleware limited liability company and Niska Sponsor Holdings Coöperatief U.A.

10.1*	—	Common Unit Purchase Agreement made as of August 24, 2011 by and between Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöperatief U.A.

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*		XBRL Instance Document.

101.SCH*		XBRL Taxonomy Extension Schema Document.

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NISKA GAS STORAGE PARTNERS LLC

Date: November 7, 2011	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)