Form 10-Q
period 2011-12-31
Niska Gas Storage Partners LLC
filed 2012-02-08
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

As of February 7, 2012, there were 34,492,245 Common Units and 33,804,745 Subordinated Units outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Revenues:
Long-term Contract	$28,994	$30,298	$88,069	$88,316
Short-term Contract	8,228	11,101	19,532	28,877
Optimization, net	52,682	4,188	103,726	47,874
	89,904	45,587	211,327	165,067
Expenses (income):
Operating	9,702	11,133	34,881	32,404
General and administrative	6,015	8,692	20,482	23,964
Depreciation and amortization	13,115	13,011	33,922	36,348
Interest	19,598	19,434	57,620	57,601
Impairment of goodwill	250,000	—	250,000	—
Loss on extinguishment of debt	5,147	—	6,030	—
Foreign exchange losses (gains)	557	(796)	939	(765)
Other income	(7)	(12)	(49)	(35)

(LOSS) EARNINGS BEFORE INCOME TAXES	(214,223)	(5,875)	(192,498)	15,550
Income tax benefit	(593)	(3,461)	(11,084)	(14,008)

NET (LOSS) EARNINGS AND COMPREHENSIVE (LOSS) INCOME	(213,630)	(2,414)	(181,414)	29,558
Less: Net earnings prior to initial public offering on May 17, 2010	—	—	—	36,234
Net loss subsequent to initial public offering on May 17, 2010	$(213,630)	$(2,414)	$(181,414)	$(6,676)

Net (loss) earnings subsequent to initial public offering allocated to:
Managing Member	$(4,230)	$(48)	$(3,595)	$344
Common unitholders	$(105,754)	$(1,183)	$(89,804)	$(3,510)
Subordinated unitholder	$(103,646)	$(1,183)	$(88,015)	$(3,510)

Loss per unit allocated to common unitholders
- basic and diluted	$(3.07)	$(0.03)	$(2.62)	$(0.10)

Loss per unit allocated to subordinated unitholders
- basic and diluted	$(3.07)	$(0.03)	$(2.62)	$(0.10)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	December 31,	March 31,
	2011	2011
ASSETS
Current assets
Cash and cash equivalents	$14,593	$117,742
Margin deposits	—	79,107
Trade receivables	3,642	2,434
Accrued receivables	51,641	45,293
Natural gas inventory	259,126	133,576
Prepaid expenses	3,322	5,830
Short-term risk management assets	114,607	59,717
	446,931	443,699
Long-term assets
Property, plant and equipment, net	982,181	964,146
Goodwill	245,604	495,604
Long-term natural gas inventory	15,264	15,264
Intangible assets, net	88,678	98,846
Deferred charges, net	16,775	22,215
Other assets	1,593	—
Long-term risk management assets	49,713	21,496
	1,399,808	1,617,571
TOTAL	$1,846,739	$2,061,270

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current portion of debt	$84,000	$—
Margin deposits	15,639	—
Trade payables	64	2,408
Accrued liabilities	62,248	86,662
Deferred revenue	9,856	4,738
Accrued cushion gas purchases	53,765	—
Short-term financing liabilities	1,222	—
Current portion of deferred taxes	26,455	29,022
Short-term risk management liabilities	56,964	48,719
	310,213	171,549
Long-term liabilities
Long-term risk management liabilities	22,794	22,629
Asset retirement obligations	1,511	1,484
Funds held on deposit	223	121
Deferred income taxes	135,389	148,514
Long-term financing liabilities	10,085	—
Long-term debt	678,790	800,000
	1,159,005	1,144,297
Members’ equity
Common units	396,612	510,275
Subordinated units	279,477	390,283
Managing Member’s interest	11,645	16,415
	687,734	916,973
Commitments and contingencies (Note 2)
TOTAL	$1,846,739	$2,061,270

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	December 31,
	2011	2010

Operating Activities
Net (loss) earnings	$(181,414)	$29,558
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Unrealized foreign exchange losses (gains)	88	(587)
Deferred income tax benefit	(11,178)	(14,295)
Unrealized risk management (gains) losses	(74,708)	25,659
Depreciation and amortization	33,922	36,348
Deferred charges amortization	3,018	3,098
Loss on extinguishment of debt	6,030	—
Impairment of goodwill	250,000	—
Changes in non-cash working capital	8,077	(140,151)
Net cash provided by (used in) operating activities	33,835	(60,370)

Investing Activities
Capital expenditures	(43,632)	(17,163)
Net cash used in investing activities	(43,632)	(17,163)

Financing Activities
Proceeds from revolver drawings	498,798	442,000
Revolver payments	(414,798)	(442,000)
Repurchase of long-term debt	(124,817)	—
Payment of debt issuance costs	—	(2,086)
Net proceeds from issuance of common units	11,000	333,459
Distributions to partners	(61,153)	(352,097)
Acquisition of interest in parent company	(2,176)	—
Net cash used in financing activities	(93,146)	(20,724)

Effect of translation on foreign currency cash and cash equivalents	(206)	84
Net decrease in cash and cash equivalents	(103,149)	(98,173)
Cash and cash equivalents, beginning of period	117,742	131,559
Cash and cash equivalents, end of period	$14,593	$33,386

Supplemental cash flow disclosures (Note 16)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statement of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

			Managing
	Common	Subordinated	Member
	Units	Units	Interest	Total

Balance, April 1, 2011	$510,275	$390,283	$16,415	$916,973

Net loss	(89,804)	(88,015)	(3,595)	(181,414)

Distributions to unitholders	(36,212)	(24,140)	(1,229)	(61,581)

Acquisition of interest in parent company	(1,066)	(1,066)	(44)	(2,176)

Acquisition of assets from parent company	212	208	8	428

Issuance of common units	11,000	—	—	11,000

Tax benefit of offering costs	2,207	2,207	90	4,504

Balance, December 31, 2011	$396,612	$279,477	$11,645	$687,734

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

At December 31, 2011, Niska Partners had 34,492,245 common units and 33,804,745 subordinated units outstanding. Of these amounts, 16,992,245 common units and all of the subordinated units are owned by Sponsor Holdings, along with a 1.98% Managing Member’s interest in the Company and all of the Company’s IDRs. Including all of the common and subordinated units owned by Sponsor Holdings, along with the 1.98% Managing Member’s interest, Sponsor Holdings has a 74.88% ownership interest in the Company, excluding the IDRs. The remaining 17,500,000 common units, representing a 25.12% ownership interest excluding the IDRs, are owned by the public.

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

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except that the balance sheet at March 31, 2011 is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of December 31, 2011, along with the results of Niska Partners’ operations and its cash flows for the three and nine months ended December 31, 2011 and 2010. The results of operations for the three and nine months ended December 31, 2011 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2012.  The optimization of proprietary gas purchases is seasonal with the majority of the revenues and cost associated with the physical sale of proprietary gas occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

As the closing of the Company’s IPO occurred on May 17, 2010, the earnings for the nine months ended December 31, 2010 have been pro-rated to reflect earnings on a pre- and post-IPO basis. As part of the process of allocating revenues and expenses to both periods, the Company assessed the fair value of its risk management assets and liabilities as of the closing date, resulting in an unrealized gain for the pre-IPO period and an unrealized loss for the post-IPO period. The net unrealized loss for the period from May 17, 2010 to December 31, 2010 is reflected in the per-unit information presented in the consolidated statement of earnings (loss) and comprehensive income (loss).

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

In September 2011, the FASB issued guidance that updates the requirements for testing for goodwill impairment. This update, which will become effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, permits entities testing for goodwill impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount on the basis of qualitative factors, the two step impairment test is required. The update does not change how goodwill is calculated or assigned to reporting units and did not affect the impairment of goodwill described in note 3.

In December 2011, the FASB issued amended guidance to enhance disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with current U.S. GAAP or subject to an enforceable master netting agreement. This guidance is effective for annual periods beginning on or after January 1, 2013. Adoption of these amendments is expected to result in an increase in disclosures regarding financial instruments which are subject to offsetting as described in this amendment.

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

3. Goodwill

Niska Partners is required to perform an annual impairment test with respect to the valuation of its goodwill, a test which is performed at the Company’s fiscal year end of March 31.  However, Niska Partners is also required to evaluate on an interim basis whether there are factors which indicate that economic and/or business conditions have deteriorated such that the value of its goodwill has declined since its most recent annual test.  During the three months ended December 31, 2011, the Company concluded that a number of factors, including the continued narrow difference between summer and winter prices in the natural gas futures market, sometimes referred to as the seasonal spread, along with a significant reduction in natural gas price volatility were impairment indicators.  The Company made this determination because these factors had a material negative effect on its current financial performance and its expected performance for the balance of the fiscal year ending March 31, 2012.  Management is unable to predict whether these factors will reverse in periods beyond the current fiscal year.  Therefore, management performed an interim goodwill impairment test.

The goodwill impairment test is performed at a reporting unit level.  Reporting units are identified and distinguished based on how the associated business is managed, taking into consideration the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.  Niska Partners has four reporting units (its AECO HubTM facility in Alberta, its Wild Goose facility in California, its Salt Plains facility in Oklahoma and its contractual capacity on the Natural Gas Pipeline of America (“NGPL”) system).  These reporting units are aggregated into one operating segment for financial reporting purposes.  Prior to the impairment test, Niska Partners’ total goodwill of $495.6 million was recorded at the AECO HubTM facility ($455.0 million) and the NGPL capacity ($40.6 million).  There is no goodwill recorded at the Wild Goose or Salt Plains facilities.

The performance of the impairment test involves a two step process.  The first step determines whether an impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, no impairment is necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step measures the amount of impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An entity assigns the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

The Company determined the fair value of the AECO HubTM and NGPL reporting units using a combination of the present value of future cash flows method and the comparable transactions method. The present value of future cash flows was estimated using (i) discrete financial forecasts, which rely on management’s estimates of revenue, expenses and volumes, (ii) long-term natural gas volatility and seasonal spreads (iii) long-term average exchange rate between the United States Dollar and the Canadian Dollar and (iv) appropriate discount rates. The comparable transactions method analyzed other purchases of similar assets and considered (i) the anticipated cash flows of the Company determined above, (ii) recent transaction multiples based on anticipated cash flows and (iii) the similarity of comparable transactions to the Company’s facilities.  Specifically, the Company used experience and budgeted amounts to estimate cycling volumes and expenses, the future summer to winter spreads which reflects its longer term outlook, and extrinsic values consistent with those achieved in the business to estimate future revenue.  These values used to estimate future revenues are lower than the seasonal storage spread and extrinsic values used in the Company’s most recent annual test.  The Company also used a comparable transaction multiple consistent with recent transactions for depleted reservoir storage facility acquisitions (the type of facilities comparable to the Company’s AECO HubTM facility).  Both the AECO HubTM facility and the NGPL leased capacity failed step one of the goodwill impairment test; therefore, the second step of impairment test was performed.

In step two, the Company compared the implied fair value of the reporting units’ goodwill with the carrying amounts of that goodwill. Under step two of the impairment test, significant assumptions in measuring the fair value of the assets and liabilities include (1) the replacement cost, depreciation and obsolescence and useful lives of property, plant and equipment and (2) the present value of incremental cash flows attributable to certain intangible assets. Based on the step two analysis, the Company determined that an impairment charge of $250 million was required.

The allocation of goodwill balances and related impairment charges by reporting unit consists of the following:

	Alberta Hub TM Facility	NGPL Leased Capacity	Total
Balance, April 1, 2011	$455,004	$40,600	$495,604
Impairment Charges	(227,000)	(23,000)	(250,000)
Balance, December 31, 2011	$228,004	$17,600	$245,604

The Company also considered the goodwill impairment an indicator of impairment related to the long-lived assets associated with the AECO HubTM facility and the NGPL leased capacity. Accordingly, these assets were evaluated for impairment prior to completing the goodwill valuation and management concluded that no impairment of other long-lived asset had occurred.

4. Accrued Cushion Gas Purchases

During the nine months ended December 31, 2011 and 2010, the Company entered into a series of transactions to sell cushion gas which, is recorded as a component of property, plant and equipment in the accompanying financial statements. The Company entered into firm commitments to re-acquire this cushion gas in the fourth quarter of the fiscal year ending March 31, 2012 and 2011, respectively.  The repurchase price is accrued as a liability. The difference between the proceeds received and the repurchase price, along with the proceeds of short-term firm transactions designed to replace the cushion gas during the intervening period, is being recorded as an expense over the period of the arrangement.

5. Financing Liabilities

During the quarter December 31, 2011, Niska Partners entered into a sales leaseback transaction whereby it sold certain equipment under construction to be used at the Wild Goose Facility for proceeds equal to its carrying value at the time of $11.4 million.  The Company has agreed to lease the equipment back under a nine year lease arrangement for estimated future minimum lease payments of approximately $13.2 million.  There was no gain or loss resulting from this transaction. Under the terms of the arrangement, the lessor will incur the remaining construction costs, up to a maximum of $20 million, and Niska Partners will lease the completed assets under the same arrangement.  Niska Partners may purchase the assets after eight years for an agreed portion of the acquisition cost.  The present value of the minimum future lease payments is based on the total costs incurred by the lessor through December 31, 2011 and have been reflected in the in the balance sheet as current and non-current financing liabilities of $1.2 million and $10.1 million, respectively.

6. Debt

Niska Partners’ debt obligations consist of the following:

	December 31, 2011	March 31, 2011

Senior Notes due 2018	$678,790	$800,000
Revolving credit facility	84,000	—
Total	762,790	800,000
Less portion classified as current	(84,000)	—
	$678,790	$800,000

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

During the quarter ended December 31, 2011, Niska Partners paid $93.9 million, excluding accrued interest, to repurchase Senior Notes with a principal amount of $90.5 million. During the nine months ended December 31, 2011, the Company paid $124.8 million, excluding accrued interest, to repurchase Senior Notes with a principal amount of $121.2 million. For the three and nine months ended December 31, 2011, the Company recognized losses of $5.1 million and $6.0 million, respectively, on these repurchases, which were recorded as losses on extinguishment of debt. The losses on the repurchases were measured based on the carrying value of the repurchased portion of the Senior Notes, which included a portion of the unamortized debt issue costs on the dates of repurchase. The related accrued interest costs were recorded in interest expense.

Interest on the Senior Notes is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum, commencing September 15, 2010. The Senior Notes will mature on March 15, 2018. As at December 31, 2011, the estimated fair value of the Senior Notes was $666.9 million.

The indenture governing the Senior Notes limits Niska Partners’ ability to incur new debt or to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. The limitations will apply differently depending on a fixed charge coverage ratio, which is defined as the ratio of cash flow (which is defined in the indenture in a manner substantially consistent with consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”) to fixed charges, each as defined in the indenture governing the Senior Notes, and measured for the preceding four fiscal quarters.

Under this limitation the indenture would have permitted the Company to distribute approximately $29.4 million as at December 31, 2011.

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

At December 31, 2011, the fixed charge coverage ratio was 1.99 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 18. When the ratio declines below 2.0 to 1.0 the Company is restricted in its ability to issue new debt.

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

Niska Partners had $84.0 million in drawings outstanding under the $400 million Credit Agreement at December 31, 2011 (March 31, 2011 - $ nil). Amounts committed in support of letters of credit totaled $52.8 million at December 31, 2011 (March 31, 2011—$3.1 million). Any borrowings under the $400 million Credit Agreement are classified as current.

Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at the Company’s option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers’ acceptance rate plus an applicable margin or, at the Company’s option, a prime rate plus an applicable margin. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of December 31, 2011, the borrowing base collateral totaled $509.4 million.

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

As of December 31, 2011, Niska Partners was in compliance with all covenant requirements under the Senior Notes and the $400 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of December 31, 2011.

7. Risk Management Activities and Financial Instruments

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

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting forward contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At December 31, 2011, 69.1 Bcf of natural gas inventory was offset with forward contracts, representing 99.9% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating the facilities are excluded from the coverage requirement. Total volumes of long-term inventory and fuel gas at December 31, 2011 are 3.4 Bcf and 0.0 Bcf, respectively.

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers.  Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment.  For the nine months ended December 31, 2011, no trade receivables were deemed to be uncollectible. It is management’s opinion that no allowance for doubtful accounts is required at December 31, 2011 or March 31, 2011 on accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 42.0% of gross optimization revenue for the nine months ended December 31, 2011 is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default. Gross optimization revenue means realized optimization revenue prior to deducting cost of gas sold.

Exchange traded futures and options comprise approximately 67.9% of Niska Partners’ commodity risk management assets at December 31, 2011. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At December 31, 2011, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $84.0 million was drawn at December 31, 2011.

Liquidity Risk

Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the US dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at December 31, 2011 was

$126.4 million (March 31, 2011—$142.8 million). These contracts expire on various dates between January 1, 2012 and August 1, 2014. Niska Partners has not elected hedge accounting treatment for financial reporting purposes and, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at December 31, 2011 and March 31, 2011:

December 31, 2011	Energy Contracts	Currency Contracts	Total

Short-term risk management assets	$112,758	$1,849	$114,607
Long-term risk management assets	49,519	194	49,713
Short-term risk management liabilities	(56,824)	(140)	(56,964)
Long-term risk management liabilities	(22,642)	(152)	(22,794)
	$82,811	$1,751	$84,562

March 31, 2011	Energy Contracts	Currency Contracts	Total

Short-term risk management assets	$59,717	$—	$59,717
Long-term risk management assets	21,496	—	21,496
Short-term risk management liabilities	(43,556)	(5,163)	(48,719)
Long-term risk management liabilities	(21,441)	(1,188)	(22,629)
	$16,216	$(6,351)	$9,865

The Company expects to recognize risk management assets and liabilities outstanding at December 31, 2011 into net earnings and comprehensive income in the fiscal periods as follows:

	Energy Contracts	Currency Contracts	Total

Fiscal year ending March 31, 2012	$31,300	$16	$31,316
Fiscal year ending March 31, 2013	45,619	1,692	47,311
Fiscal year ending March 31, 2014	4,938	132	5,070
Thereafter	955	(90)	865
	$82,812	$1,750	$84,562

Realized (losses)/gains from the settlement of risk management contracts are summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010	Classification

Energy contracts	$(8,828)	$26,653	$(30,913)	$66,337	Optimization, net
Currency contracts	592	(412)	5,487	(3,057)	Optimization, net
	$(8,236)	$26,241	$(25,426)	$63,280

8. Fair Value Measurements

The carrying amount of cash and cash equivalents, margin deposits, trade receivables, accrued receivables, trade payables, accrued liabilities, and accrued cushion gas purchases reported on the unaudited consolidated balance sheet approximate fair value. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available. See Note 6 for disclosures regarding the fair value of debt.

Fair values have been determined as follows for Niska Partners financial assets and liabilities that were accounted for at fair value on a recurring basis:

December 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$162,277	$—	$162,277
Currency derivatives	—	2,043	—	2,043
Total assets	—	164,320	—	164,320
Liabilities
Commodity derivatives	—	79,466	—	79,466
Currency derivatives	—	292	—	292
Total liabilities	—	79,758	—	79,758

Net	$—	$84,562	$—	$84,562

March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$81,213	$—	$81,213
Currency derivatives	—	—	—	—
Total assets	—	81,213	—	81,213
Liabilities
Commodity derivatives	—	64,997	—	64,997
Currency derivatives	—	6,351	—	6,351
Total liabilities	—	71,348	—	71,348

Net	$—	$9,865	$—	$9,865

There were no transfers out of level 2 during the three and nine month periods ended December 31, 2011 and 2010.

Fair values have been determined as follows for Niska Partners non-financial assets and liabilities that were accounted for at fair value on a non-recurring basis:

December 31, 2011	Book Value	Level 1	Level 2	Level 3	Total
Assets
Goodwill	$245,604	$—	$—	$245,604	$245,604
	$245,604	$—	$—	$245,604	$245,604

During the quarter ended December 31, 2011, the goodwill of two of Niska Partners’ reporting units was written down to its implied fair value.  The goodwill at the AECO HubTM facility with a carrying amount of $455.0 million was written down to its implied fair value of $228.0 million and the NGPL capacity which had recorded goodwill with a carrying amount of $40.6 million recorded a write down to its implied fair value of $17.6 million. The resulting impairment charges of $250 million were included in impairment of goodwill and net loss (gains) and comprehensive income for the three and nine months ended December 31, 2011 (three and nine months ended December 31, 2010 - $ nil). There were no transfers out of level 3 during the three and nine month periods ended December 31, 2011 and 2010. See Note 3 for a description of the information used to develop inputs and valuation techniques.

9. Members’ Equity

Acquisition of Assets from Parent

On December 20, 2011 Niska Partners purchased certain assets from companies that are all effectively owned by the same parent company as Niska Partners. As the transaction was completed between entities under common control the assets have been recorded at the parent’s carrying value and the residual value of net assets acquired has been recognized in equity. See Note 14.

Unit Issuance and Sale of Common Units

On August 24, 2011, the Company completed the issuance and sale 687,500 common units at a price of $16.00 per unit to Sponsor Holdings. Total proceeds of $11.0 million were used to reduce amounts owing under the Senior Notes. See Notes 6 and 14.

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

	Three Months Ended	Nine Months Ended
	December 31,	to December 31
Net Loss Allocation and Loss per Unit Calculation	2011	2011
Numerator:
Net loss attributable to Niska Partners	$(213,630)	$(181,414)
Less:
Managing Member’s 1.98% interest	4,230	3,595
Net loss attributable to common and subordinated unitholders	$(209,400)	$(177,819)

Denominator:
Basic:
Weighted average units outstanding	68,296,990	67,915,046

Diluted:
Weighted average units outstanding	68,296,990	67,915,046

Loss per unit:
Basic	$(3.07)	$(2.62)
Diluted	$(3.07)	$(2.62)

10. Optimization Revenue

Optimization, net consists of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Realized optimization (losses) revenue, net	$(9,054)	$38,296	$29,018	$73,532
Unrealized risk management gains (losses)	61,736	(34,108)	74,708	(25,659)
Total	$52,682	$4,188	$103,726	$47,874

11. Stock-Based Compensation

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

Effective April 1, 2011, the Company issued 518,425 of the 3,380,474 Phantom Units authorized under the PUPP. During the nine months ended December 31, 2011, Niska Partners did not issue any additional Phantom Units and 161,579 Phantom Units were forfeited.

At December 31, 2011 and for the three and nine months then ended, Niska Partners recorded no liability for the units under the PUPP plan which are subject to performance measures and did not record any compensation expense, because the DCF and TUR performance measures were below the minimum threshold for accrual.

At December 31, 2011 and for the three and nine months then ended, Niska Partners recorded a liability of $0.3 million and compensation expense of $0.1 million and $0.3 million, respectively for the units under the PUPP plan which are subject to time conditions.

12. Interest Expense

Interest expense consists of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Interest expense	$19,741	$18,773	$57,512	$55,839
Deferred charges amortization	972	1,026	3,018	3,098
Capitalized interest	(1,115)	(365)	(2,910)	(1,336)
Total	$19,598	$19,434	$57,620	$57,601

13. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Income tax benefit	$(593)	$(3,461)	$(11,084)	$(14,008)

Effective income tax rate	0%	59%	6%	-90%

Income tax (benefit) expense was a benefit of $11.1 million for the nine months ended December 31, 2011 compared to a benefit of $14.0 million in the same period of the prior year. The income tax benefit in the current period is due mainly to the recognition of losses in certain taxable Canadian entities and the recognition of income in certain non-taxable entities. As a result of a triggering event, goodwill in one of Niska Partners’ partnerships which allocates income to taxable Canadian entities has been written down. This write-down is not a deductible expense for Canadian tax purposes and therefore does not impact taxable income.

The effective tax rate for the nine months ended December 31, 2011 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of income in non-taxable entities and the recognition of losses in taxable entities.

14. Related Parties

During the nine months ended December 31, 2011, Niska Partners purchased the net assets of Starks Gas Storage LLC, Coastal Bend Gas Storage LLC, and Sundance Gas Storage ULC from Sponsor Holdings Cooperatief U.A. and from R/C Sundance Cooperatief U.A. for consideration of $5.0 million. Niska Partners, Sponsor Holdings Cooperatief U.A. and R/C Sundance Cooperatief U.A. are all effectively owned by the same parent company. As a result, the transactions between entities under common control have been recorded at the parent’s carrying value and the residual value of net assets acquired has been recognized in equity.

During the nine months ended December 31, 2011, a subsidiary of Niska Partners purchased certain Class B units of Niska Holdings Canada from certain non-executive officers and employees of Niska Partners for $2.2 million. The amount has been reflected as a reduction of members’ equity.

During the nine months ended December 31, 2011, the Carlyle/Riverstone Funds reinvested through Sponsor Holdings $11.0 million in additional common units of Niska Partners at a price of $16.00 per unit.

Included in accrued receivables at December 31, 2011, was $0.7 million (March 31, 2011 - $1.8 million) that is owed from affiliated entities owned by Sponsor Holdings or its parent company for payments made by Niska Partners on behalf of the affiliated entities. The amounts owning are non-interest bearing and have no fixed terms of repayment.

15. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the nine months ended consists of the following:

	Nine Months Ended
	December 31,
	2011	2010

Margin deposits	$94,746	$(39,437)
Trade receivables	(1,231)	470
Accrued receivables	3,531	(20,490)
Natural gas inventory	(125,550)	(117,426)
Prepaid expenses	1,158	(2,396)
Other assets	(392)	—
Trade payables	(1,198)	(1,311)
Accrued liabilities	31,793	28,218
Deferred revenue	5,118	12,218
Funds held on deposit	102	3
Total	$8,077	$(140,151)

16. Supplemental Cash Flow Disclosures

	Nine Months Ended
	December 31,
	2011	2010

Interest paid	$41,638	$40,706
Taxes paid	$1,107	$334
Interest capitalized	$2,910	$1,336

17. Segment Disclosures

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

The following tables summarize the net revenues and assets by geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

External revenues, net realized
U.S.	$16,708	$27,850	$55,599	$66,108
Canada	11,459	51,845	81,020	124,618
Inter-entity
U.S.	—	—	—	—
Canada	—	—	—	—
	$28,167	$79,695	$136,619	$190,726

	December 31,	March 31,
	2011	2011
Long-lived assets (at period end)

U.S.	$395,105	$365,534
Canada	602,340	613,876
	$997,445	$979,410

18. Subsequent Events

Distributions

On February 1, 2012, the Board of Directors of Niska Partners approved a distribution of $0.35 per common unit, payable on February 16, 2012 to unitholders of record on February 13, 2012. The total distribution is expected to be approximately $12.3 million. No distribution was declared on the Company’s subordinated units.

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

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and judgments regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and remained unchanged as of December 31, 2011.

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

Because the closing of the IPO which occurred on May 17, 2010, we have pro-rated net earnings for the nine months ended December 31, 2010 on a pre- and post-IPO basis. As part of the process of allocating revenues and expenses to the pre and post-IPO periods, we assessed the fair value of our risk management assets and liabilities to market, which resulted in a gain for the pre-IPO period and a loss for the post-IPO period.

Factors that Impact Our Business

During our fiscal year ended March 31, 2011 and the nine months ended December 31, 2011 there was a significant reduction in natural gas price volatility and a narrowing of the difference between winter and summer prices in the natural gas futures market, sometimes referred to as the seasonal spread.  These conditions are the result of numerous factors, including, but not limited to: (i) warmer weather patterns; (ii) an increase in the supply of non-conventional (including shale-gas) natural gas; (iii) real or perceived changes in the overall supply and demand fundamentals; (iv) increased development in the number and size of natural gas storage facilities; and (v) the development of new pipeline infrastructure.  These factors have adversely impacted our business this quarter. If low volatility and narrow seasonal spreads persist, these conditions will continue to adversely impact our revenues and profitability.

Niska is required to perform an annual impairment test with respect to the valuation of its goodwill, a test which is performed at the Company’s fiscal year end of March 31.  However, Niska is also required to evaluate on an interim basis whether there are factors which indicate that economic and/or business conditions have deteriorated such that the value of its goodwill has declined since its most recent annual test.  During the three months ended December 31, 2011, the Company concluded that a number of factors, including the continued narrow difference between summer and winter prices in the natural gas futures market along with a significant reduction in natural gas price volatility were impairment indicators.  The Company made this determination because these factors had a material negative effect on its current financial performance and its expected performance for the balance of the fiscal year ending March 31, 2012.  Management is unable to predict whether these factors will reverse in periods beyond the current fiscal year.  Therefore, management performed an interim goodwill impairment test. Based on the interim goodwill impairment test performed, the Company determined and accordingly recorded an impairment charge of $250 million.

Other than the above, there were no material changes in the disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 regarding this matter.

Results of Operations

A summary of financial data for the three and nine months ended December 31, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Consolidated Statement of (Loss) Earnings and Comprehensive (Loss) Income Data:
Revenues
Long-term Contract	$28,994	$30,298	$88,069	$88,316
Short-term Contract	8,228	11,101	19,532	28,877
Optimization, net	52,682	4,188	103,726	47,874
	89,904	45,587	211,327	165,067
Expenses (income)
Operating	9,702	11,133	34,881	32,404
General and administrative	6,015	8,692	20,482	23,964
Depreciation and amortization	13,115	13,011	33,922	36,348
Interest	19,598	19,434	57,620	57,601
Impairment of goodwill	250,000	—	250,000	—
Loss on extinguishment of debt	5,147	—	6,030	—
Foreign exchange losses (gains)	557	(796)	939	(765)
Other income	(7)	(12)	(49)	(35)
(Loss) earnings before income taxes	(214,223)	(5,875)	(192,498)	15,550

Income tax benefit	(593)	(3,461)	(11,084)	(14,008)

Net (loss) earnings and comprehensive (loss) income	$(213,630)	$(2,414)	$(181,414)	$29,558

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net (Loss) Earnings
Net (loss) earnings	$(213,630)	$(2,414)	$(181,414)	$29,558
Add/(deduct):
Interest expense	19,598	19,434	57,620	57,601
Income tax benefit	(593)	(3,461)	(11,084)	(14,008)
Depreciation and amortization	13,115	13,011	33,922	36,348
Unrealized risk management (gains) losses	(61,736)	34,108	(74,708)	25,659
Impairment of goodwill	250,000	—	250,000	—
Loss on extinguishment of debt	5,147	—	6,030	—
Foreign exchange losses (gains)	557	(796)	939	(765)
Other income	(7)	(12)	(49)	(35)
Adjusted EBITDA	12,451	59,870	81,256	134,358

Less:
Cash interest expense, net	18,626	18,408	54,602	54,503
Income taxes paid	352	—	1,107	287
Maintenance capital expenditures	1,274	144	1,436	868
Other income	(7)	(12)	(49)	(35)
Cash Available for Distribution	$(7,794)	$41,330	$24,160	$78,735

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

Revenues

Revenues for the three months ended December 31, 2011 were $89.9 million compared to $45.6 million in the three months ended December 31, 2010. Revenues for the nine months ended December 31, 2011 were $211.3 million compared to $165.1 million in the same period last year. Changes in revenue are described below.

LTF Revenues.  LTF revenues for the three months ended December 31, 2011 were $29.0 million compared to $30.3 million for the three months ended December 31, 2010.  LTF revenues for the nine months ended December 31, 2011 were $88.1 million compared to $88.3 million in the nine months ended December 31, 2010. Revenues from Canadian operations declined on a quarter over quarter basis due to a weakening of the Canadian dollar compared to the U.S. dollar. For the nine months ended December 31, 2011, an increase in LTF capacity contracted was offset by a decrease in fees on re-contracted capacity.

STF Revenues.  STF revenues for the three months ended December 31, 2011 decreased to $8.2 million compared to $11.1 million for the three months ended December 31, 2010. STF revenues for the nine months ended December 31, 2011 were $19.5 million, compared to $28.9 million in the nine months ended December 31, 2010.  Lower seasonal spreads and reduced capacity allocated to our STF strategy contributed to lower revenue compared to the third quarter and first nine months of last year.

Optimization Revenues.  Net optimization revenues for the three months ended December 31, 2011 increased to $52.7 million from $4.2 million for the three months ended December 31, 2010. Net optimization revenues for the nine months ended December 31, 2011 were $103.7 million, an increase of $55.8 million compared to revenues of $47.9 million in the nine months ended December 31, 2010. Net optimization revenues consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Realized optimization (losses) revenue, net	$(9,054)	$38,296	$29,018	$73,532
Unrealized risk management gains (losses)	61,736	(34,108)	74,708	(25,659)
Total	$52,682	$4,188	$103,726	$47,874

When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For accounting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and of inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because substantially all of our inventory is economically hedged, any inventory write-downs are offset by economic hedging gains and any unrealized economic hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

•                  Realized Optimization (Losses) Revenues. Realized optimization (losses) revenues for the three months ended December 31, 2011 decreased to losses of $9.1 million from revenues of $38.3 million for the three months ended December 31, 2010. Realized optimization revenues for the nine months ended December 31, 2011 decreased to $29.0 million from $73.5 million for the nine months ended December 31, 2010. During the three and nine month periods ended December 31, 2011, we used a greater proportion of our total capacity for our proprietary optimization strategy compared to the prior period; however lower margins were realized as a result of the weaker seasonal spread environment. Realized financial losses related to the timing of the settlement of financial contracts impacted revenue during the prior three and nine month periods. In addition, the liquidation of approximately $110 million of proprietary inventory shifted realized revenue from the third to the fourth fiscal quarter of fiscal 2012.

•                  Unrealized Risk Management Gains/(Losses).  Unrealized risk management gains for the three months ended December 31, 2011 were $61.7 million compared to unrealized risk management losses of $34.1 million in the three months ended December 31, 2010. Unrealized risk management gains for the nine months ended December 31, 2011 were $74.7 million, compared to losses of $25.7 million in the nine months ended December 31, 2010. As all inventory is economically hedged, any unrealized risk management losses (or gains) are offset by future gains (or losses) associated with the sale of proprietary inventory.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2011 and 2010 consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

General operating costs, including insurance, lease costs, safety and training costs	$4,214	$5,354	$15,922	$14,750
Salaries and benefits	1,463	1,630	4,929	4,860
Fuel and electricity	3,490	2,855	11,999	10,323
Maintenance	535	1,294	2,031	2,471
Total operating expenses	$9,702	$11,133	$34,881	$32,404

Operating expenses for the quarter ended December 31, 2011 decreased to $9.7 million from $11.1 million for the quarter ended December 31, 2010. Operating expenses for the nine months ended December 31, 2011 increased to $34.9 million from $32.4 million for the nine months ended December 31, 2010. Lower property taxes resulting from a refund of previous taxes paid drove general operating expenses lower in the quarter.  Costs associated with additional 3rd party storage acquired for the current year increased year to date general operating costs. Higher electricity prices and increased compressor utilization required to fill our newly expanded facilities resulted in additional fuel and electricity costs in the three and nine months ended in the current year.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended December 31, 2011 and 2010 consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

Compensation costs	$2,421	$5,416	$11,789	$15,713
General costs, including office and information technology costs	1,351	1,335	2,976	3,474
Legal, audit and regulatory costs	2,243	1,941	5,717	4,777
Total general and administrative expenses	$6,015	$8,692	$20,482	$23,964

General and administrative costs were $6.0 million in the three months ended December 31, 2011, compared to $8.7 million in the same period last year.  General and administrative expenses decreased to $20.5 million for the nine months ended December 31, 2011 compared to $24.0 million for the nine months ended December 31, 2010. Compensation costs decreased principally as a result of a reduction in incentive compensation accruals in the current period.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended December 31, 2011 was $13.1 million compared to $13.0 million in the three months ended December 31, 2010. Depreciation and amortization expense for the nine months ended December 31, 2011 was $33.9 million compared to $36.3 million in the nine months ended December 31, 2010. The decrease was primarily attributable to a provision for cushion gas migration at one of the Company’s facilities which is recorded in depreciation and amortization expense. The provision for cushion gas migration amounted to $3.3 million and $4.3 million during the three and nine months ended December 31, 2011, respectively, as compared to $2.7 million and $5.5 million, respectively, during the three and nine months ended December 31, 2010. The provision against cushion gas is estimated based on tests of its effectiveness.

Impairment of Goodwill

During the quarter and nine months ended December 31, 2011 we concluded that a number of factors, including the significant reduction in natural gas price volatility and the continued narrow seasonal spread were impairment indicators.  We made this determination because these factors had a material negative effect on its current financial performance and our expected performance for the balance of the fiscal year ending March 31, 2012. As a result of this determination, we performed an interim impairment test and concluded that an impairment charge of $250 million should be recorded.

Interest Expense

Interest expense for the three months ended December 31, 2011 was $19.6 million compared to $19.4 million in the three months ended December 31, 2010. Interest expense for the nine months ended December 31, 2011 was $57.6 million compared to $57.6 million in the nine months ended December 31, 2010. Interest expense in the three and nine months ended December 31, 2011 principally consisted of interest on our 8.875% Senior Notes and the Credit Facilities as well as amortization of deferred financing costs.

Loss/Earnings before Income Taxes

Loss before income taxes for the quarter ended December 31, 2011 increased to $214.2 million from a loss of $5.9 million for the quarter ended December 31, 2010.  Loss before income taxes for the nine months ended December 31, 2011 increased to $192.5 million from earnings of $15.6 million for the nine months ended December 31, 2010. The changes in loss for the three and nine months ended were primarily attributable to the impairment of goodwill recorded during the quarter ended.

Income Taxes

Income tax benefit was $0.6 million for the three months ended December 31, 2011 compared to $3.5 million for the same period of the prior year.  We had an income tax benefit of $11.1 million for the nine months ended December 31, 2011, compared to a benefit of $14.0 million for the nine months ended December 31, 2010. The income tax benefit in the current three and nine month periods is due mainly to the certain tax planning strategies undertaken in certain taxable Canadian entities, the recognition of losses in those entities, and the recognition of income in certain non-taxable entities. As a result of a triggering event, goodwill in one of Niska Partners’ partnerships which allocates income to taxable Canadian entities was written down during the quarter ended December 31, 2011. This write-down is not a deductible expense for Canadian tax purposes and therefore does not impact taxable income.

The effective tax rate for the three and nine months ended December 31, 2011 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of income in non-taxable entities and the recognition of losses in taxable entities.

Liquidity and Capital Resources

Overview

As noted above, our revenues and profitability have been negatively impacted in fiscal 2012 by a combination of factors that have resulted in reduced revenue margins compared to those experienced in prior periods.  We have responded to these conditions with a number of actions which are designed to reduce debt and interest costs as well as preserve Niska’s liquidity and financial flexibility under these conditions.

Sources and Uses of Liquidity

Our primary debt obligations are our 8.875% Senior Notes due 2018 (the “Senior Notes”) and our $400 million Credit Agreement, which matures in March 2014.  For further information about our Senior Notes and our $400 million

Credit Agreement, including covenants and restrictions, see Note 6 to the accompanying unaudited consolidated financial statements included in this report.

Our primary short-term liquidity needs are to pay our operating and maintenance and expansion capital expenditures, pay interest and principal on our debt obligations, fund inventory purchases and related margin requirements associated with our optimization activities and to pay distributions, to the extent declared by our Board of Directors, to our unitholders.  We fund these expenditures from cash on hand, cash flows from operations and borrowings under our $400 million Credit Agreement.

Our medium-term and long-term liquidity needs primarily relate to potential debt repurchases, organic expansion opportunities and asset acquisitions. We expect to finance the cost of any expansion projects and acquisitions from borrowings under our existing and possible future credit facilities or a mix of borrowings and additional equity offerings as well as cash on hand and cash from operations. As of December 31, 2011, the Company does not anticipate any expansion projects or acquisitions that would require additional debt or equity financing.  As noted above, when our fixed charge coverage ratio is less than 2.0:1.0, we are restricted in our ability to issue additional debt.  At December 31, 2011, our fixed charge coverage ratio was 1.99:1.0.

During the nine months ended December 31, 2011, we purchased approximately $121 million principal amount of the Senior Notes, reducing the outstanding balance to $679 million from $800 million which was outstanding at March 31, 2011.  These purchases of Senior Notes were funded primarily by working capital that management determined was not required for the operation of our business.  We sold approximately $110 million of proprietary inventory in the three months ended December 31, 2011.  In addition, in August 2011 the Carlyle/Riverstone funds invested $11 million of distributions that had been paid to them in new common units.  Niska’s management believes that it has additional working capital that it could liquidate and use for other higher-return opportunities, which could include additional repurchases of the Senior Notes.  Management also believes that the debt purchases to date as well as any future purchases serve to lower Niska’s interest costs without impacting its ability to effectively operate the business, because its existing sources of cash, including the $400 million Credit Agreement, would be available to fund its operating activities.

In certain circumstances, our fixed charge coverage ratio could fall below the level of 1.75 to 1.0 in future quarters.  If our fixed charge coverage ratio were to be below 1.75 to 1.0, we expect we would be permitted to thereafter pay at least an additional $75 million of distributions.

We believe that our existing sources of liquidity described above will be sufficient to fund our short-term liquidity needs through March 31, 2012 and the year ending March 31, 2013.  Funding of material acquisitions and longer-term liquidity needs will depend on the availability and cost of capital in the debt and equity markets, as well as compliance with our debt covenants.  Accordingly, the availability of any such potential funding on economic terms is uncertain.

Management does not believe that the operation of its existing business is impacted by the availability of capital for expansion projects or acquisitions.

Historical Cash Flows

Our cash flows are significantly influenced by our level of natural gas inventory, margin deposits and related forward sale contracts or economic hedging positions at the end of each accounting period and may fluctuate significantly from period to period. In addition, our period to period cash flows are heavily influenced by the seasonality of our proprietary optimization activities. For example, we generally purchase significant quantities of natural gas during the summer months and sell natural gas during the winter months. The storage of natural gas for our own account can have a material impact on our cash flows from operating activities for the period we pay for and store the natural gas and the subsequent period in which we receive proceeds from the sale of natural gas. When we purchase and store natural gas for our own account, we use cash to pay for the gas and record the gas as inventory and thereby reduce our cash flows from operating activities. We typically borrow on our revolving credit facilities to fund these purchases, and these borrowings increase our cash flows from financing activities. Conversely, when we collect the proceeds from the sale of natural gas that we purchased and stored for our own account, our cash flows from operating activities increase and our cash flows from financing activities are decreased. Therefore, our cash flows from operating activities fluctuate significantly from period-to-period as we purchase gas, store it, and then sell it in a later period. In addition, we have margin requirements on our economically hedged positions. As the cash deposits we make to satisfy our margin requirements increase and decrease with our volume of derivative positions and changes in commodity prices, our cash flows from operating activities may fluctuate significantly from period to period.

Cash Flows from Operations and Financing Activities

The following table summarizes our sources and uses of cash for the nine month periods ended December 31, 2011 and 2010, respectively:

	Nine Months Ended
	December 31,
	2011	2010
	(unaudited)

Operating Activities:

Net (loss) earnings	$(181,414)	$29,558
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Unrealized foreign exchange losses (gains)	88	(587)
Deferred income tax benefit	(11,178)	(14,295)
Unrealized risk management (gains) losses	(74,708)	25,659
Depreciation and amortization	33,922	36,348
Deferred charges amortization	3,018	3,098
Loss on extinguishment of debt	6,030	—
Impairment of goodwill	250,000	—
Changes in non-cash working capital	8,077	(140,151)
Net cash provided by (used in) operating activities	33,835	(60,370)

Net cash used in investing activities	(43,632)	(17,163)

Net cash used in financing activities	(93,146)	(20,724)

Effect of translation of foreign currency on cash and cash equivalents	(206)	84

Net Decrease in Cash and Cash Equivalents	$(103,149)	$(98,173)

The decrease in cash is primarily due to cash paid for inventory purchases, interest payments and principal repurchases on our Senior Notes, capital expenditures, and distributions to unitholders.  These decreases are offset by cash from operations and drawings on our Credit Facilities, in addition to cushion gas sales entered into during the nine months ended December 31, 2011, for total proceeds of $49.0 million. We sold cushion gas during the nine months ended December 31, 2011 and entered into firm commitments to reacquire an equivalent amount of cushion gas in the quarter ending March 31, 2012 and accordingly expect to spend approximately $53.8 million to reacquire the cushion gas at that time. In conjunction with the sale of cushion gas, we entered into STF contracts which provided cash inflows of $2.1 million for the nine months ended December 31, 2011 and will provided a further $2.1 million of cash inflows during the fourth quarter of the fiscal 2012 fiscal year.

For a discussion of changes in cash flow resulting from adjustments to reconcile net earnings to net cash used in operations, please refer to the discussion “Results of Operations,” above.

Changes in non-cash working capital consisted of the following:

	Nine Months Ended
	December 31,
	2011	2010
	(unaudited)

Changes in non-cash working capital:

Margin deposits	$94,746	$(39,437)
Trade receivables	(1,231)	470
Accrued receivables	3,531	(20,490)
Natural gas inventory	(125,550)	(117,426)
Prepaid expenses	1,158	(2,396)
Other assets	(392)	—
Trade payables	(1,198)	(1,311)
Accrued liabilities	31,793	28,218
Deferred revenue	5,118	12,218
Funds held on deposit	102	3

Net changes in non-cash working capital	$8,077	$(140,151)

For the period ended December 31, 2011, consistent with the same period in the prior year, we continued to allocate a significant proportion of our capacity to our optimization strategy, accumulating inventory and economically hedging it forward to future periods. However, unlike the prior year, forward commodity prices softened after we hedged our inventory and this resulted in a return of substantial cash that had been posted as margin deposits.

Investing Activities

Substantially all of our investing activities consisted of capital expenditures in each of the nine months ended December 31, 2011 and 2010. Capital expenditures in each nine month period consisted of the following:

	Nine Months Ended
	December 31,
	2011	2010
	(unaudited)
Capital expenditures

Maintenance capital	$1,436	$868
Expansion capital	42,196	16,295

Total cash expenditures	43,632	17,163

Change in accrued capital expenditures	5,745	4,710
Total	$49,377	$21,873

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. During the nine months ended December 31, 2011, we spent a total of $49.4 million on projects at our AECO and Wild Goose facilities including $11.3 million included in a capital lease.

Under our current plan, we expect to continue to spend between approximately $1.0 million and $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers.  Total expansion capital spending during the twelve months ending

March 31, 2012 is currently expected to be within a range of $65 - $75 million. During the nine months ended December 31, 2011, we added 2.0 Bcf of incremental capacity at our AECO Hub ™ facility. We plan to add 15.0 Bcf of incremental capacity at the Wild Goose facility.  We expect to fund both our maintenance capital expenditures and our expansion capital expenditures from existing cash on hand, cash flows from operations and borrowings under our $400 million Credit Agreement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 regarding this matter.

At December 31, 2011, 69.1 Bcf of natural gas inventory was economically hedged, representing 99.9% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $69.1 million, the fair value or mark-to-market value of our economic hedges would decrease by $69.0 million, and the impact due to the non-economically hedged position would be immaterial. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $69.1 million while the fair value of our economic hedges would increase by $69.0 million and the impact due to the non-economically hedged position would be immaterial. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at December 31, 2011 are 3.4 Bcf and 0.0 Bcf, respectively.

At December 31, 2011, we were exposed to interest rate risk resulting from the variable rates associated with our $400 million Credit Agreement. A balance of $84.0 million was drawn on the Credit Facilities at December 31, 2011.  The interest rate applicable on the Credit Facilities is subject to change based on certain ratios and the magnitude of our drawings on the facility.  At December 31, 2011, a one percent increase or decrease in interest rates would have an impact of approximately $0.8 million on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (Interim CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The Interim CEO and the CFO have concluded that our controls and procedures were effective as of December 31, 2011. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

4.1	—

Amendment No. 1 to Registration Rights Agreement made as of August 24, 2011, by and between Niska Gas Storage Partners LLC, a Delaware limited liability company and Niska Sponsor Holdings Coöperatief U.A. (incorporated by reference to exhibit 4.1 of the Company’s Form 10-Q Quarterly Report, filed on November 7, 2011)

10.1	—

Common Unit Purchase Agreement made as of August 24, 2011 by and between Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöperatief U.A. (incorporated by reference to exhibit 10.1 of the Company’s Form 10-Q Quarterly Report, filed on November 7, 2011)

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	Taxonomy Extension Definition Linkbase Document.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NISKA GAS STORAGE PARTNERS LLC

Date: February 8, 2012	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)