Form 10-K
period 2012-03-31
Niska Gas Storage Partners LLC
filed 2012-06-11
CIK 1483830

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2012
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 001-34733

Niska Gas Storage Partners LLC
(Exact name of registrant as specified in its charter)

Delaware (Exact name of registrant as specified in its charter)	27-1855740 (I.R.S. Employer Identification No.)
1001 Fannin Street, Suite 2500
Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

(281) 404-1890
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Units Representing Limited Liability	New York Stock Exchange
Company Interests

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of September 30, 2011, the aggregate market value of the registrant's common units held by non-affiliates was $203,700,000. This calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

          As of June 8, 2012, the registrant had 34,492,245 common units and 33,804,745 subordinated units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

GLOSSARY OF KEY TERMS

        As used generally in the energy industry and in this report, the following terms have the meanings indicated below.

Basin	A geological province on land or offshore where hydrocarbons are generated and trapped.
Bcf	One billion cubic feet of natural gas. A standard volume measure of natural gas products.
Contracted Capacity
The amount of working gas capacity reserved by third parties. Typically subject to fixed demand charges. May involve short-term contracts, typically less than one year, or long-term contracts, with terms longer than one year.
CPUC	California Public Utilities Commission. A regulatory agency that monitors privately owned public utilities in the state of California, including natural gas companies.
Cushion Gas
A quantity of natural gas held within the confines of the natural gas storage facility and used for pressure support and to maintain a minimum facility pressure. May consist of injected cushion gas or native cushion gas.
Cycle	A complete withdrawal and injection of working gas.
Delta Pressuring
Operating a natural gas storage reservoir at a maximum pressure greater than the discovery pressure of the reservoir for the purpose of increasing both the working gas capacity and withdrawal deliverability. While not applicable to every reservoir, generally accepted Delta Pressuring in the natural gas storage reservoir is up to 160% of the hydrostatic pressure gradient for those reservoirs that have the right characteristics.
Effective Working Gas Capacity
The maximum volume of natural gas that can be cost-effectively injected into a storage reservoir and extracted during the normal operation of the storage facility. Effective working gas capacity excludes cushion gas and non-cycling working gas.
GAAP	Generally accepted accounting principles in the United States of America.
Gas storage capacity	See Effective Working Gas Capacity.
Holdco	Niska Sponsor Holdings Coöperatief U.A.
Hub	Geographic location of a natural gas storage facility and multiple pipeline interconnections.
Independent Storage	Natural gas storage facilities owned and operated independently from the pipeline and distribution facilities to which they are interconnected.
Inventory	An amount of Working Gas held within the natural gas storage facility. It may relate to third-party customer volumes or to owner/operator volumes of working gas.

Injection Rate	The rate at which a customer is permitted to inject natural gas into a natural gas storage facility.
LTF Contracts	Long term firm reserved storage contracts.
Manager	Niska Gas Storage Management LLC. Also referred to as our manager.
Mcf	Thousand cubic feet of natural gas.
MMcf	Million cubic feet of natural gas.
Natural Gas	Several hydrocarbons that occur naturally underground in a gaseous state. Natural gas is normally mostly methane, but other components also include ethane, propane, and butane.
Natural Gas Act	Federal law enacted in 1938 that established the Federal Energy Regulation's authority to regulate interstate pipelines.
NGPL	Natural Gas Pipeline Company of America
Niska Canada	Niska Gas Storage Canada ULC our wholly-owned subsidiary.
Niska Holdings	Niska Holdings L.P. (formerly Niska GS Holdings Canada, L.P.),
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
Withdrawal Capacity
The amount of gas that is or can be removed from a natural gas storage facility. Usually stated in MMcf per day, Bcf per day or Mcf per day. Typically stated as maximum or peak daily withdrawal capacity.
Withdrawal Rate	The rate at which a customer is permitted to withdraw gas from a natural gas storage facility.
Working Gas	Natural gas in a storage facility in excess of Cushion Gas.
Working Gas Capacity	See Effective Working Gas Capacity.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements and information in this Annual Report on Form 10-K may constitute "forward-looking statements". Forward-looking statements are based on management's current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," or "continue," and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties, some of which are beyond our control. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Known material factors that could cause our actual results to differ from those forward-looking statements are those described in Part I, Item 1A, "Risk Factors".

        Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business.

  Overview

        We are a Delaware limited liability company formed in 2006 to own and operate natural gas storage assets. We own or contract for approximately 221.5 billion cubic feet, or Bcf, of total natural gas storage capacity. Our assets are located in key North American natural gas producing and consuming regions and are connected at strategic points on the natural gas transmission network, providing access to multiple end-use markets. Our locations provide us and our customers with substantial liquidity, meaning access to multiple counterparties for transactions to buy and sell natural gas. Since our inception in 2006, we have added 77.3 Bcf of new storage capacity through low cost organic expansions, an increase of approximately 54%, bringing our total working gas capacity to 221.5 Bcf at the end of March 31, 2012. We are the largest independent owner and operator of natural gas storage assets in North America, based on our analysis of working gas capacity owned by other storage owners, adjusted according to each such owner's percentage ownership of its respective storage facilities.

        Because the supply of natural gas remains relatively stable over the course of a year compared to the demand for natural gas, which fluctuates seasonally, natural gas storage facilities are needed to reallocate excess natural gas supply from periods of low demand to periods of high demand. We capitalize on the imbalance between supply of and demand for natural gas by providing our customers and ourselves with the ability to store natural gas for resale or use in a higher value period. Our natural gas storage facilities allow us to offer our customers "multi-cycle" gas contracts, which permit them to inject and withdraw their natural gas multiple times in one year, providing more flexibility to capture market opportunities. Since our inception, our storage contracts have provided cyclability rates ranging from 1.0 to 6.0 times per year, with an average of 2.2 cycles.

        Our common units are listed on the New York Stock Exchange, or the NYSE, under the symbol "NKA." You may find more information about us on our website at http://www.niskapartners.com. Our headquarters is located in Houston, TX, and our operations center is located in Calgary, Alberta, Canada.

Recent Developments

        None.

Organizational Structure

        The following diagram depicts our simplified organizational and ownership structure as at March 31, 2012:

Our Relationship with Holdco

        Niska Sponsor Holdings Coöperatief U.A., or Holdco, owns our manager, approximately 49.3% of our outstanding common units, all of our subordinated units and all of our incentive distribution rights.

        Over 95% of the equity in Holdco is owned by the by the Carlyle/Riverstone Global Energy and Power Fund III, L.P. and Carlyle/Riverstone Global Energy and Power Fund II, L.P. and affiliated entities (together, the "Carlyle/Riverstone Funds") with the balance owned by our current and former officers and employees. The Carlyle/Riverstone Funds are affiliated with Riverstone Holdings LLC, or Riverstone. Riverstone conducts buyout and growth capital investments in the midstream, exploration and production, oilfield service, power and renewable sectors of the energy industry. Riverstone's management has substantial experience in identifying, evaluating, negotiating and financing acquisitions and investments.

Management

        Niska Gas Storage Management LLC, or our manager, has a 1.98% managing member interest in us. Our manager has sole responsibility for conducting our business and for managing our operations. Pursuant to our Operating Agreement, our manager has delegated the power to conduct our business and manage our operations to our board of directors, all of the members of which are appointed by our manager. References to our board refer to the board of directors of Niska Gas Storage Partners LLC as long as the delegation is in effect (or to the board of directors of our manager if such delegation is not in effect). Our board directs the management of our business and presently consists of nine members. Our manager appoints all members to our board, and three of our directors are independent as defined under the independence standards established by the NYSE. For more information about our directors, see "Management—Directors and Executive Officers."

Our Operations

  Third-Party Gas Storage Contracts

        We store natural gas for a broad range of customers, including financial institutions, marketers, pipelines, power generators, utilities and producers of natural gas.

  Long-Term Firm Storage Contracts

        We provide multi-year, multi-cycle storage services to our customers under LTF contracts. The volume-weighted average life of our LTF contracts at March 31, 2012 was 2.1 years. Under our LTF contracts our customers are obligated to pay us monthly reservation fees in exchange for the right to inject, store and withdraw volumes of natural gas on days and for periods selected by them at injection or withdrawal rates up to maximums specified in the contract. The reservation fees are fixed charges owed to us regardless of the actual amount of storage capacity utilized by customers. When customers utilize the capacity that is reserved under these contracts we also collect variable fees based upon the actual volumes of natural gas injected or withdrawn. These variable fees are designed to allow us to recover our variable operating costs and make up a small percentage of the total fees we receive under our LTF contracts.

        Under LTF contracts, the customer has the right, but not the obligation, to store natural gas in the facility during the term of the contract, up to a specified volume or "inventory capacity." In addition to the total amount of inventory capacity, LTF contracts specify a customer's daily withdrawal and injection rights which increase or decrease as the customer's inventory changes. The maximum injection rate that a customer is typically entitled to is highest when that customer's inventory capacity is empty, reducing as that customer's inventory increases. When a customer's contracted inventory capacity is full, it has no further injection rights. A customer's maximum withdrawal rate is typically highest when its inventory is full, declining incrementally to zero when the customer's inventory is empty. LTF contracts provide the customer with the flexibility to use all, a portion, or none of its capacity and the freedom to inject or withdraw natural gas up to its daily injection or withdrawal rate, but obligate the customer to remove any injected natural gas by the end of the contract term.

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

        Under STF contracts the customer is obligated to perform the injection and withdrawal activities as specified in the contract, thus enabling us to enter into offsetting transactions to capture incremental opportunities as spot and future natural gas prices fluctuate prior to the specified withdrawal date. For example, if, after a customer enters into an STF contract to inject natural gas in July and to withdraw that gas in January, natural gas futures prices for January fall below February prices, we might enter into an offsetting STF transaction for the same quantities, with the same or another customer, to inject in January and withdraw in February for a fee based on the January to February spread. The result in January would be that the second transaction offsets the first transaction resulting in no net flow obligation on our storage facility during January, and therefore, a fuel savings. By entering into offsetting transactions, we are able to capture additional opportunities as they are created throughout the year by the volatile natural gas futures prices.

  Proprietary Optimization

        Our portfolio of third-party customers consists of a mix of customer types, each of which tends to have a storage usage pattern that is different from those of other customers at the facility. This means that even though the withdrawal or injection capability of a facility may be fully contracted, it will generally not be fully utilized on any given day. We purchase, store and sell natural gas for our own account in order to utilize, or optimize, storage capacity and injection and withdrawal capacity that is: (1) not contracted to customers; (2) contracted to customers, but underutilized by them; or (3) available only on a short-term basis. We have a stringent risk policy that limits, among other things, our exposure to commodity price fluctuations by requiring us to promptly enter into a forward sale contract or other hedging transaction whenever we enter into a proprietary purchase contract. Therefore, inventory purchases are matched with forward sales or are otherwise economically hedged so that a margin is effectively locked in promptly after we enter into the purchase. As a result, there are no speculative positions beyond the minimal operational tolerances specified in our risk policy.

        We purchase natural gas for our own account, inject it and subsequently withdraw and sell the gas. The flexibility arising from purchasing and selling natural gas for our own account allows us to generate incremental value through our proprietary optimization strategy by capturing spot and intraday opportunities. Unlike STF and LTF storage transactions, proprietary optimization requires us to fund the carrying cost of the inventory with our own working capital.

        Risk management techniques, adapted to the unique aspects of natural gas storage, enable us to match the capacity at our facilities with the portfolio of long-term and short-term contracts and proprietary optimization transactions at those facilities in order to utilize the maximum amount of capacity available. We utilize New York Mercantile Exchange Inc., or NYMEX, and Intercontinental Exchange, Inc., or ICE, which are regulated exchanges for the purchase and sale of energy products, to hedge our commodity risk with respect to the pricing of natural gas. This helps us reduce potential credit, delivery and supply risks. Generally these are financial swaps and are settled without the requirement for physical delivery. In the case of NYMEX futures, we can enter an EFS (exchange for swaps) to avoid the requirement for delivery.

  Customers and Counterparties

        Our gas storage customers include a broad mix of natural gas market participants, including financial institutions, producers, marketers, power generators, pipelines and municipalities. Approximately 90% of the counterparties under our natural gas storage contracts and proprietary storage optimization transactions either have an investment grade credit rating, provide us with another form of financial assurance, such as a letter of credit or other collateral, or are governmental entities. Our investment grade counterparties account for approximately 99% of our exposures as of March 31, 2012.

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

Our Assets

        Our owned and operated natural gas storage facilities consist of AECO Hub™ (comprised of two facilities in Alberta, Canada), our Wild Goose storage facility in California and our Salt Plains storage facility in Oklahoma. Our natural gas storage assets are modern, well-maintained, automated facilities with low maintenance costs, long useful lives and comparatively high injection and withdrawal, or "cycling," capabilities. Our facilities require low amounts of cushion gas, meaning that a relatively small amount of natural gas is required to remain inside our facilities in order to maintain a minimum facility pressure supporting the working gas. The size and flexibility of our facilities, together with the application of advanced skills in reservoir engineering, drilling, geology and geophysics, enable us to support individual high-cycle contracts in excess of the average physical cycling capabilities of our facilities. In addition to the facilities we own and operate, we also contract for 8.5 Bcf of natural gas storage capacity on a long-term basis from Natural Gas Pipeline Company of America LLC, or NGPL, on its pipeline system in the mid-continent at cost-of-service based rates that we believe are currently below market rates. The following table highlights certain important design information about our assets:

March 31, 2012:

	AECO Hub™
	Suffield	Countess	Wild Goose	Salt Plains	NGPL
Name	Alberta	Alberta	California	Oklahoma	Midcon/Texok	Total
Location
Gas Storage Capacity (Bcf)	80	70	50	13	8.5	221.5
Peak Withdrawal (MMcf per day)	1,800	1,250	700	150	114	4,014
Peak Injection (MMcf per day)	1,600	1,150	450	115	57	3,372
Reservoirs	5	2	3	1	N/A	11
Storage Wells	60	29	17	30	N/A	136
Compression (horsepower)	36,000	34,500	20,800	10,000	N/A	101,300
In Service Date	1988	2003	1999	1995	N/A	1988 - 2003

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

        AECO Hub™ is located in the Western Canadian Sedimentary Basin, or the WCSB, which is the major hydrocarbon basin in Canada and one of the most important natural gas producing regions in North America. The WCSB accounts for a majority of annual Canadian natural gas production and a significant amount of annual North American natural gas production according to the Canadian National Energy Board, or NEB. Although WCSB production has leveled off in recent years, we have seen stronger levels of natural gas production in 2012 compared to production in the prior 2 years. Further, we expect that Canadian natural gas production will be sustained in future years by new production from large new shale and tight gas plays in northeast British Columbia and western Alberta, a large remaining conventional natural gas resource base, and eventually Arctic gas from the Mackenzie Delta and Alaska.

        AECO Hub™ is connected to the extensive Alberta System. Most of the natural gas produced in Alberta flows into the Alberta System, which transports that natural gas from the well or gas plant to industrial consumers and gas utilities in Alberta and to export pipelines at the Alberta border.

        AECO Hub™ has been a central part of the Alberta System since the early 1990s, when the Suffield facility began providing title transfers as a hub service before that service was available on the pipeline. Many transactions were being transacted by storage customers and others at the Suffield facility and a new price index, known as the "AECO Hub™ Price Index," was developed to facilitate price discovery. AECO Hub™ is the most commonly referenced pricing point for Canadian natural gas, and the price of natural gas in Alberta is often referred to as the "AECO Price."

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

        Suffield Storage Facility.    AECO Suffield is located in southeastern Alberta. It is near the Alberta System's "eastern gate," the largest natural gas delivery point in Canada, where gas is delivered into TransCanada's mainline pipeline system (transporting natural gas to eastern Canada and the northeastern U.S.) and the Foothills/Northern Border pipeline system (transporting natural gas to Chicago and the Midwestern U.S.). AECO Suffield consists of 60 storage wells and five storage reservoirs with aggregate effective working capacity of approximately 80.0 Bcf. The storage reservoirs are connected to a central processing and compression facility by a system of five pipelines. Compression is provided by natural gas powered engines that have a total of more than 36,000 horsepower.

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

        Countess Storage Facility.    AECO Countess is located in south central Alberta, approximately 60 miles east of Calgary. Countess is connected to a large diameter pipe of the Alberta System. This modern natural gas storage project consists of 29 storage wells and two high performance gas storage reservoirs that are connected to a central processing and compression facility. The two storage reservoirs each have their own gathering pipeline system. Compression is electrically powered and totals approximately 34,500 horsepower. The two reservoirs have total effective working capacity of approximately 70.0 Bcf.

  Customers

        AECO Hub™'s customers consist of a mix of natural gas market participants, including financial institutions, producers, marketers, power generators, and pipelines, resulting in a portfolio of customers with diverse usage patterns and varying contract expiration dates. This allows more opportunity for AECO Hub™ to optimize underutilized capacity.

        Most LTF transactions at AECO Hub™ are for a gas storage capacity of 1.0 Bcf or greater and average 3.0 Bcf. LTF contract terms have been chosen so that a manageable amount of contracts expire each year, avoiding exposure to a large contract turnover volume. Existing commitments represent approximately 60% of AECO Hub™'s capacity for the fiscal year ending March 31, 2013. The weighted average contract life of our LTF storage contracts at AECO Hub™ is 2.3 years but most of our current customers have consistently entered into new contracts when their existing contracts expire. The largest contract we have at AECO Hub™ is in the seventh year of an initial term of 10 years, with the potential to be extended in five year increments to a maximum term of 25 years under certain circumstances. Upon the expiration of the initial term and each subsequent five year extension, this contract is automatically extended for five additional years unless either party exercises its right to terminate the contract. Under the contract terms, the party exercising its early termination rights is subject to the payment of an early termination fee.

  Regulatory

        AECO Hub™ is subject to provincial regulatory jurisdiction. Operations are subject to the regulation of the Alberta Energy Resources Conservation Board, or the Alberta ERCB, which must also approve proposed expansions of storage capacity. AECO Hub™ is not subject to active market regulation. While the Alberta Utilities Commission, or the AUC, does have overriding jurisdiction to set natural gas storage prices when authorized to do so by the Alberta Government, it is not currently Alberta Government policy to apply such rate regulation. As such, there is no cost-of-service or other utility-type regulation of storage rates or other commercial terms of storage contracts that apply to AECO Hub™. Therefore, AECO Hub™ can charge customers negotiated market-based rates as well as store purchased natural gas for its own account.

  Environmental

        Both AECO Hub™ facilities are subject to federal and provincial environmental laws and regulations, including oversight by Alberta's Department of Environment and the Alberta ERCB. We are not aware of any material environmental liabilities relating to the AECO Hub™ facilities.

  Wild Goose

  Overview

        Our Wild Goose storage facility is located 55 miles north of Sacramento, California. Wild Goose is a high deliverability, multi-cycle, or HDMC storage facility. This HDMC capability is made possible by the rock quality of the Wild Goose reservoirs and the extensive use of horizontal well technology.

        Wild Goose is strategically located in a highly-liquid hub market and is one of only four independent operating storage facilities in northern California. Wild Goose provides natural gas receipt and delivery services at Pacific Gas & Electric Company, or PG&E Citygate, a liquid trading point where natural gas supply from multiple upstream basins meets the volatile California end-use gas demands that create a dependence on natural gas storage. This location provides customers with the opportunity to take advantage of PG&E Citygate pricing, liquidity and arbitrage opportunities.

  Facility

        Wild Goose operates 17 natural gas storage wells that are completed in three depleted natural gas reservoirs with an effective working capacity of 50.0 Bcf and a gas generated compression of 20,800 horsepower. The Wild Goose reservoirs are located in high quality rock formations. In addition, the reservoirs have a strong water drive mechanism, which helps maintain reservoir pressure and well deliverability. Rights to use the reservoirs at Wild Goose for natural gas storage are held pursuant to a series of natural gas storage leases with the surface owners of the lands where the reservoirs are situated as well as mineral owner agreements and similar instruments entered into with the holders of subsurface mineral interests in such lands. Rights for the lands used for the pipelines are derived from right-of-ways, easements, leases, and other similar land-use agreements.

  Customers

        Wild Goose's customers include a mix of natural gas market participants, including financial institutions, producers, marketers, power generators, pipelines and municipalities, resulting in a portfolio of customers with diverse usage patterns and different contract expiration dates. This allows us to optimize underutilized capacity.

        Wild Goose has contracts with over a dozen third-party customers for terms of one year or longer. Existing commitments represent approximately 74% of Wild Goose's capacity for the fiscal year ending March 31, 2013. The weighted average contract life of our LTF storage contracts at Wild Goose is 1.7 years, but many of our current customers have consistently entered into new contracts when their existing contracts expire.

  Regulatory

        Wild Goose is regulated as a state utility by the CPUC and is certified to serve the California intra-state market. Wild Goose has regulatory authority to negotiate market based rates for third-party storage contracts and buys and sells natural gas for its own account to optimize its operations. In addition, as an independent storage provider Wild Goose is exempt from the provisions of California's affiliate conduct rules and has the right to coordinate its operation with our other facilities. It is however, restricted from contracting for natural gas storage services with its affiliates.

  Environmental

        We are not aware of any material environmental liabilities relating to the Wild Goose facility.

        In constructing and expanding the Wild Goose facility, we have experienced no significant environmental-related delays or unexpected costs by initially bringing forward development plans that mitigate any environmental impacts to the satisfaction of all responsible agencies and stakeholders. Wild Goose has received the State of California—Department of Conservation Award for Outstanding Oilfield Lease and Facility Maintenance for six consecutive years.

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

        Salt Plains is in a strategic mid-continent location with interconnects to pipelines owned by Southern Star and ONEOK, which serve both regional and mid-continent natural gas markets. This provides customers the benefits of liquidity, supply, and arbitrage opportunities. In addition, natural gas produced in the Rocky Mountains that is delivered to the mid-continent region gets redistributed to various pipelines such as Southern Star that have access to Salt Plains.

  Facility

        Salt Plains operates 30 gas storage wells that are completed in a depleted natural gas storage reservoir characterized by high-quality rock. The wells are connected to a central plant facility by seven miles of pipeline. Rights to use the reservoir at Salt Plains for natural gas storage are held pursuant to a series of gas storage agreements with the mineral rights owners of the lands where the reservoir is situated. Rights for the lands used for the pipelines are derived under these gas storage agreements as well as from right-of-way grants from other land owners.

  Customers

        Existing commitments represent approximately 45% of Salt Plains' capacity for the 2013 fiscal year. The weighted average contract life of our LTF storage contracts at Salt Plains is 1.3 years, but most of our current customers have consistently entered into new contracts when their existing contracts expire.

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

  Environmental

        We are not aware of any material environmental liabilities relating to the Salt Plains facility.

  NGPL Contracted Capacity

  Overview

        Since 2001, our subsidiary has contracted for 8.5 Bcf of gas storage capacity on the MidCon leg and the TexOk leg of the NGPL pipeline system in the mid-continent. The NGPL system connects and balances Gulf Coast and mid-continent supply basins with Chicago and other Midwestern U.S. end-use markets. NGPL has a number of different storage facilities on its pipeline system and manages its storage capacity as pools on separate legs of the pipeline. Under NGPL's FERC-approved tariff, NGPL is limited to charging cost-of-service rates for its transportation and storage services. We currently have multiple LTF storage contracts with NGPL that expire on various dates through 2017. We have a tariff-based right of first refusal to renew these contracts at NGPL's favorable cost-of-service rate, effectively making this capacity a long-term asset without any invested capital, with an option to exit either temporarily or permanently, should the rate be above market value.

        As a customer of the NGPL capacity, and not the operator, we use our optimization strategy to generate revenue from our use of the capacity, and we do not remarket services.

  Access Gas Services

        We have a small but growing natural gas marketing business in Eastern Canada, British Columbia and Alberta serving commercial, industrial and retail customers. This is also a margin business where supply is locked in to serve customers at committed prices. In Eastern Canada, EnerStream Agency Services also provides fee-based agency services to natural gas end-users.

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

  Environmental Matters

        Our natural gas storage operations are subject to stringent and complex federal, state, provincial and local laws and regulations governing environmental protection, including air emissions, water quality, wastewater discharges, and solid waste management. Such laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits and other approvals. These laws and regulations impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct certain activities under statutes such as the Clean Water Act, or CWA, the Clean Air Act, or CAA, the Safe Drinking Water Act, or SDWA and comparable legislation in Canada, limiting or preventing the release of materials from our facilities, managing wastes generated by our operations, the installation of pollution control equipment, responding to releases of process materials or wastes from our operations, and the risk of substantial liabilities for pollution resulting from our operations. The Occupational Safety and Health Act, or OSHA, comparable state statutes that regulate the protection of the health and safety of workers, as well as the Occupational Health and Safety Act in the Province of Alberta, and comparable federal legislation in Canada also apply to our operations. Failure to comply with these laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. We believe that we are in substantial compliance with existing environmental laws and regulations and that such laws and regulations will not have a material adverse effect on our business, financial position or results of operations. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. For example, on April 17, 2012, the EPA finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA's rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, or VOC's, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors and controllers of natural gas processing plants, dehydrators, storage tanks and other production equipment. These rules may require a number of modifications to our operations including the installation of new equipment to control emissions. As a result, there can be no assurance of the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

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

  Climate Change

        There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gases (GHGs). Future regulation of GHGs in the United States could occur pursuant to future U.S. treaty commitments, new domestic legislation that may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. The Obama Administration has indicated its support for a mandatory cap and trade program to reduce GHG emissions, and it is possible federal legislation could be adopted in the future. Similarly, the outcomes of ongoing international negotiations since Durbin make it possible that a new, legally-binding international instrument to control GHGs will be adopted in the future.

        While a new federal or international program seems unlikely in the near future, we may have to comply with state or regional programs to limit GHG emissions. State and regional programs that may impact our operations include the Western Climate Initiative (WCI) and the Regional Greenhouse Gas Initiative (RGGI). The future status of RGGI, and agreement between the states in the Northeastern U.S. is uncertain. We do not believe that RGGI will impact our business because we do not currently have operations in RGGI member states. The WCI is an agreement that was originally between the states of California, Oregon, Washington, New Mexico, Arizona, Utah and Montana, and the Canadian provinces of British Columbia, Manitoba, Ontario, and Quebec to create a regional cap-and-trade scheme for GHG emissions. However, in 2011, all states except California withdrew from the WCI. Still though, it is likely that regional efforts to curb GHG emissions will continue. Depending on the scope of any regional programs that we must comply with, we could be required to obtain and surrender allowances for GHG emissions statutorily attributed to our operations (e.g., emissions from compressor stations or the injection and withdrawal of natural gas). Although we would not be impacted to any greater degree than other similarly situated natural gas storage companies, a stringent GHG control program could have an adverse effect on our cost of doing business and reduce demand for the natural gas storage services we provide.

        In 2006, California adopted AB 32, the Global Warming Solutions Act of 2006, with a goal of reaching (i) 1990 GHG emissions levels by the year 2020, (ii) 80% of 1990 levels by 2050, and (iii) establishing a mandatory emissions reporting program. AB 32 directed the California Air Resources Board, or CARB, to begin developing discrete early actions to reduce GHGs while also preparing a scoping plan to identify how best to reach the 2020 limit. Since the passage of AB 32, the CARB approved in December 2010 a GHG cap-and-trade program, which is scheduled to take effect in 2012. However, various legal challenges threatens to delay California's cap-and-trade program. No final determination has been made with regard to the potential applicability of the AB 32 cap-and-trade program to our operations. We are therefore not in a position to quantify any potential costs associated with compliance under the program as proposed. However, any limitation a finalized program places on GHG emissions from our equipment and operations could require us to incur costs to reduce the GHG emissions associated with our operations.

        Even in the absence of new federal legislation the U.S. Environmental Protection Agency, or EPA, has begun to regulate GHG emissions using its authority under the federal Clean Air Act (CAA) as articulated by the April 2007 United States Supreme Court ruling in Massachusetts, et al. v. EPA that the EPA has authority to regulate carbon dioxide emissions. The GHG regulations that EPA has issued following exercising the authority affirmed by Massachusetts v. EPA include: (1) the December 2009 "endangerment finding" determining that air pollution from six GHGs endangers public health and welfare, and that mobile sources cause or contribute to that air pollution; (2) the May 2010 "Tailpipe Rule," issued jointly with the National Highway Traffic Safety Administration setting GHG emission and fuel economy standards for new light-duty vehicles; (3) the April 2010 "Timing Rule," concluding that stationary source regulation under Titles I and V of the CAA (involving Prevention of Significant Deterioration regulations and operating permits, respectively) must regulate GHG emissions beginning when such emissions are subject to controls under the mobile source provisions of the Act; (4) the June 2010 "Tailoring Rule," exempting small stationary sources from PSD and Title V requirements through regulations modifying the Act's emissions thresholds; and (5) the December 2010 "SIP Call" rule, finding 13 State Implementation Plans ("SIPs") inadequate because they did not regulate GHGs from stationary sources, and directing those States to correct the inadequacies or face federalization of their permitting programs. All of these regulations are subject to legal challenges but the D.C. Circuit has refused to stay the rules while the challenges are pending.

        In addition to the above rules, on March 27, 2012 the EPA proposed GHG emissions standards for power plants. The EPA also plans to propose new GHG emission standards for refineries. The new standard for power plans along with the current EPA's GHG regulations could affect the demand for natural gas.

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

        Alberta regulates GHG emissions under the Climate Change and Emissions Management Act, the Specified Gas Reporting Regulation (the "SGRR"), which imposes GHG emissions reporting requirements, and the Specified Gas Emitters Regulation (the "SGER"), which imposes GHG emissions limits. A facility subject to the SGRR must report if it has GHG emissions of 50,000 metric tonnes or more from a facility in any year. Under the SGER, GHG emission limits apply once a facility has direct GHG emissions in a year of 100,000 metric tonnes or more. Under the SGER, subject facilities are required to reduce their emission intensities (e.g., metric ton of GHGs emitted per unit of production) by 12% in the case of facilities operating prior to 2000 and by 2% per year beginning in the fourth year of commercial operations for facilities commencing operations in 2000 and after up to a maximum of 12%. A facility subject to the SGER may meet the applicable emission limits by making emissions intensity improvements, offsetting GHG emissions by purchasing offset credits or emission performance credits in the open market, or acquiring "fund credits" by making payments of CDN$15 per metric tonne to the Alberta Climate Change and Management Fund. The direct and indirect costs of these regulations may adversely affect our operations and financial results.

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

Employees

        As of March 31, 2012, we had 130 employees. Our executive officers are currently employed by Niska Partners Management ULC and subsidiaries of Niska Gas Storage Partners LLC.

Competition

        The natural gas storage business is competitive. The principal elements of competition among storage facilities are rates, terms of service, types of service, access to supply sources, access to demand markets and flexibility and reliability of service. Because our facilities are strategically located in key North American natural gas producing and consuming regions, we face competition from existing competitors who also operate in those markets. Our competitors include natural gas storage companies, major integrated energy companies, pipeline operators and natural gas marketers of varying sizes, financial resources and experience. Competitors of the AECO Hub™ currently include TransCanada (Edson, CrossAlta), Atco (Carbon) and Enstor (Alberta Hub). Competitors of our Wild Goose facility currently include Buckeye Partners (Lodi), PG&E, NW Natural, Central Valley Gas and a number of proposed projects in northern California. Competitors of our Salt Plains facility currently include Southern Star. Given the key location of our facilities, additional competition in the markets we serve could arise from new developments or expanded operations from existing competitors. We anticipate that growing demand for natural gas storage in the markets we serve will be met with increasing storage capacity, either through the expansion of existing facilities or the construction of new storage facilities.

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

        We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.35 per unit, or $1.40 per unit per year, which will require cash of approximately $12.3 million per quarter, or $49.2 million per year, based on the number of common units currently outstanding. Under our cash distribution policy, the amount of cash we can distribute on our units principally depends upon the amount of cash generated from our operations, which will fluctuate based on, among other things:

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

        In addition, we have not paid any distributions on our subordinated units with respect to the quarters ended on or after September 30, 2011. We may not have sufficient cash available for distributions on our subordinated units in the future. Any further reduction in the amount of cash available for distributions could impact our ability to pay the minimum quarterly distribution on our common units in full. Moreover, we may not be able to increase distributions on our common units if we are unable to pay the full minimum quarterly distribution on our subordinated units.

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

        As portions of our third-party natural gas storage contract portfolio come up for replacement or renewal, and capacity becomes available, adverse market conditions may prevent us from replacing or renewing the contracts on terms favorable to us. The market value of our storage capacity, realized through the value customers are willing to pay for LTF contracts or via the opportunities to be captured by our STF contracts or optimization activities, could be adversely affected by a number of factors beyond our control, including:

  •
  prolonged reduced natural gas price volatility;

  •
  a material reduction in the difference between winter and summer prices on the natural gas futures market, sometimes referred to as the seasonal spread, due to real or perceived changes in supply and demand fundamentals;

  •
  a decrease in demand for natural gas storage in the markets we serve;

  •
  increased competition for storage in the markets we serve; and

  •
  interest rates which, when higher, increase the cost of carrying owned or customer inventory.

        As of March 31, 2012, approximately 27% of our LTF contracts and all of our STF contracts were due to expire on or before March 31, 2013. A prolonged downturn in the natural gas storage market due to the occurrence of any of the above factors could result in our inability to renegotiate or replace a number of our LTF contracts upon their expiration, leaving more capacity exposed to the value that could be generated through STF contracts or optimization. STF and optimization values would be impacted by the same factors, and market conditions could deteriorate further before the opportunity to extract value with those strategies could be realized.

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

        We also face competition from alternatives to natural gas storage—ways to increase supply of or reduce demand for natural gas at peak times such that storage is less necessary. For example, excess production or supply capability with sufficient delivery capacity on standby until required for peak demand periods or ability for significant demand to quickly switch to alternative fuels at peak times would represent alternatives to natural gas storage.

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

        We depend upon third-party pipelines that provide delivery options to and from our storage facilities for our benefit and the benefit of our customers. Because we do not own these pipelines, their continuing operation is not within our control. These pipelines may become unavailable for a number of reasons, including testing, maintenance, line repair, reduced operating pressure, lack of operating capacity or curtailments of receipt or deliveries due to insufficient capacity. In addition, these third-party pipelines may become unavailable to us and our customers because of the failure of the interconnects that transport natural gas between our facilities and the third-party pipelines. Because of the limited number of interconnects at our facilities (Wild Goose is connected to third- party pipelines by two interconnects, AECO Hub™ by two interconnects (one at each facility) and Salt Plains by two interconnects), the failure of any interconnect could materially impact our ability or the ability of our customers to deliver natural gas into the third-party pipelines. If the costs to us or our customers to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If third-party pipelines become partially or completely unavailable, our ability to operate could be restricted, thereby reducing our profitability. A prolonged or permanent interruption at any key pipeline interconnect could have a material adverse effect on our business, financial condition, results of operations and ability to pay distributions to our members.

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

  •
  migration of natural gas through faults in the rock or to some area of the reservoir where the existing wells cannot drain the natural gas effectively;

  •
  blowouts (uncontrolled escapes of natural gas from a well), fires and explosions;

  •
  operator error; and

  •
  environmental pollution or release of toxic substances.

        These risks could result in substantial losses due to breaches of our contractual commitments, personal injury or loss of life, damage to and destruction of property and equipment and pollution or other environmental damage and may result in curtailment or suspension of our operations. In addition, operational interruptions or disturbances, mechanical malfunctions, faulty measurements or other acts, omissions, or errors may result in significant costs or lost revenues. Natural gas that moves outside of the effective drainage area through migration could be permanently lost and will need to be replaced to maintain design storage performance.

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

        We have $643.8 million principal amount outstanding of the 8.875% senior notes due 2018 of Niska US and Niska Canada. In addition, we have credit facilities that provide us up to $400 million in borrowing capacity. Our level of debt could have important consequences to us, including the following:

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

        We are dependent upon the cash flow generated by our operations in order to meet our debt service obligations and to allow us to make distributions to our members. The operating and financial restrictions and covenants in our credit agreement, the indenture governing our senior notes and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make distributions to our members. For example, our credit agreement and the indenture governing our senior notes restrict or limit our ability to:

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

        The indenture governing our senior notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, both the indenture and our credit agreement contain covenants limiting our ability to pay distributions to unitholders. The covenants apply differently depending on our fixed charge coverage ratio (defined substantively the same in the indenture and the credit agreement). If the fixed charge coverage ratio is greater than 1.75 to 1.0, we will be permitted to make restricted payments, including distributions to our unitholders, if the aggregate restricted payments since the date of our IPO, excluding certain types of permitted payments, are less than the sum of a number of items including, most importantly, operating surplus (defined similarly to the definition in our Operating Agreement) calculated as of the end of our preceding fiscal quarter and the aggregate net cash proceeds received by us as a capital contribution or from the issuance of equity interests, including the net proceeds received from our IPO. The indenture governing our senior notes contains an additional general basket of $75 million not contained in our credit agreement.

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

        In order to increase our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations. To fund our expansion capital expenditures, we will be required to use cash from our operations or incur borrowings or sell additional common units or other membership interests. Such uses of cash from operations will reduce cash available for distribution to our members. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our members. In addition, incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional membership interests may result in significant unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions at the then-current distribution rate.

If we do not successfully complete expansion projects or make and integrate acquisitions that are accretive, our future growth may be limited.

        A principal focus of our strategy is to expand our business. Our ability to grow depends on our ability to complete expansion and development projects and make acquisitions that result in an increase in cash per unit generated from operations. We placed 15 Bcf of storage capacity at our Wild Goose facility in service during the year ended March 31, 2012. Some construction work is expected at Wild Goose to fully commission injection/withdrawal enhancements and improve pipeline connections with Pacific Gas and Electric in fiscal 2013. We may be unable to successfully complete accretive expansion or development projects or acquisitions for any of the following reasons:

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

        AECO Hub™ in Alberta is not currently subject to rate regulation. The Alberta Energy Resources Conservation Board, or the ERCB, has jurisdiction to regulate the technical aspects of construction, development, and operation of storage facilities. If approved to do so by the Alberta Government, the AUC, may also set prices for natural gas stored in Alberta. It is not currently Alberta Government policy to disturb market-based prices of independent natural gas storage facilities. If, however, the AUC was authorized to regulate the rates we charge, it could materially adversely affect our business.

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

        Our rights under storage easements and leases continue for so long as we conduct storage operations and pay our grantors for our use, or otherwise pay rent owing to the applicable lessor. If we were unable to operate our storage facilities for a prolonged period of time (generally one year) or did not pay the rent or minimum royalty, as applicable, to maintain such storage easements and leases in good standing, we might lose title to our natural gas storage rights underlying our storage facilities. In addition, title to some of our real property assets may have title defects which have not historically materially affected the ownership or operation of our assets. In either case, to recover our lost rights or to remove the title defects, we would be required to utilize significant time and resources. In addition, we might be required to exercise our power of condemnation to the extent available. Condemnation proceedings are adversarial proceedings, the outcomes of which are inherently difficult to predict, and the compensation we might be required to pay to the parties whose rights we condemn could be significant and could materially adversely affect our business, financial condition, results of operations and ability to pay distributions to our members.

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

Risks Related to Our Structure

Holdco currently controls our manager, which has sole responsibility for conducting our business and managing our operations. Our manager has delegated this responsibility to our board, all of the members of which are appointed by our manager. Our manager and its affiliates, including Holdco, have conflicts of interest with us and limited duties, and they may favor their own interests to the detriment of our common unitholders.

        Holdco owns and controls our manager. Our manager appoints all of the members of our board, which manages and operates us. Some of our directors and executive officers are directors or officers of our manager or its affiliates, including Holdco. Although our board has a contractual duty to manage us in a manner beneficial to us and our unitholders, our directors and officers have a fiduciary duty to manage our business in a manner beneficial to Holdco. Therefore, conflicts of interest may arise between Holdco and its affiliates, including our manager, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our board may favor our manager's own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations:

  •
  neither our Operating Agreement nor any other agreement requires Holdco to pursue a business strategy that favors us or our unitholders;

  •
  pursuant to our Operating Agreement, our manager has limited its liability and defined its and our board's duties in ways that are protective of it and the board as compared to liabilities and fiduciary duties that would be imposed upon a managing member under Delaware law in the absence of such definition. Our Operating Agreement also restricts the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty under Delaware common law;

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

Our Operating Agreement limits our manager's and directors' duties to holders of our common units and restricts the remedies available to holders of our common units for actions taken by our manager or board that might otherwise constitute breaches of fiduciary duty.

        Our Operating Agreement contains provisions that replace the fiduciary standards to which our manager or directors would otherwise be held by state fiduciary duty laws. The limitation and definition of these duties is permitted by the Delaware law governing limited liability companies. For example, our operating agreement permits our manager or directors to make a number of decisions in their individual capacities, as opposed to their capacities as our manager or directors, free of fiduciary duties to us and our unitholders. This entitles our manager and/or directors to consider only the interests and factors that they desire and relieves them of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our members. Examples of decisions that our manager and/ or directors may make in their individual capacities include:

  •
  how to allocate business opportunities among us and its affiliates;

  •
  whether to exercise its call right;

  •
  how to exercise its voting rights with respect to the units it owns;

  •
  whether to exercise its registration rights;

  •
  whether to elect to reset target distribution levels; and

  •
  whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.

Even if unitholders are dissatisfied, they cannot initially remove our manager without Holdco's consent.

        Unitholders have little ability to remove our manager. The vote of the holders of at least 66 2/3% of all outstanding common and subordinated units voting together as a single class is required to remove our manager. Holdco owns 72.9% of our outstanding common and subordinated units. Accordingly, our public unitholders are currently unable to remove our manager without Holdco's consent because Holdco owns sufficient units to be able to prevent the manager's removal.

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

As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our manager is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Operating Agreement that prevents our manager from issuing additional common units and exercising its call right. If our manager exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our manager and its affiliates own approximately 49.3% of our outstanding common units. At the end of the subordination period, assuming no additional issuances of common units (other than for the conversion of the subordinated units into common units), our manager and its affiliates will own approximately 74.9% of our outstanding common units.

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

        We have 34,492,245 common units and 33,804,745 subordinated units outstanding. 16,992,245 of the common units and all of the subordinated units are owned by Holdco. All of the subordinated units will convert into common units at the end of the subordination period. Sales by Holdco or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we provided registration rights to Holdco. Under our Operating Agreement, our manager and its affiliates have additional registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Tax Risks to Common Unitholders

Our tax treatment depends on our being treated as a partnership for U.S. federal income tax purposes and having no liability for U.S. federal income tax. If the U.S. Internal Revenue Service, or the IRS, were to treat us as a corporation for U.S. federal income tax purposes, then our cash available for distribution to unitholders could be substantially reduced.

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

        If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. We may also be liable for state income taxes in addition to federal income taxes. Distributions to unitholders would generally be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to them. Because corporate income taxes would be imposed upon us, our cash available for distribution to unitholders could be substantially reduced, likely causing a substantial reduction in the value of our common units.

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

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

  Our Limited Liability Company Interests

        As of June 8, 2012 we had outstanding 34,492,245 common units, 33,804,745 subordinated units, a 1.98% managing member interest and incentive distribution rights, or IDRs. The common units and subordinated units together represent all of our limited partner interests and 98.02% of our total ownership interests, in each case excluding our IDRs. As discussed below under "Our Cash Distribution Policy—Incentive Distribution Rights," the IDRs represent the right to receive increasing percentages, up to a maximum of 48%, of the cash we distribute from operating surplus (as defined below) in excess of $0.4025 per unit per quarter. Holdco currently owns approximately 49.26% of our outstanding common units, all of our subordinated units and all of our IDRs.

        Our common units, which represent limited liability company interests in us, are listed on the NYSE under the symbol "NKA." Our common units have been traded on the NYSE since May 12, 2010. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per unit for our common units on the NYSE:

Three Months Ended	High	Low
March 31, 2012	$10.83	$8.98
December 31, 2011	$12.89	$8.86
September 30, 2011	$17.60	$11.28
June 30, 2011	$22.09	$16.25
March 31, 2011	$22.11	$19.25
December 31, 2010	$20.60	$19.32
September 30, 2010	$19.60	$17.93
June 30, 2010 (from May 12, 2010)	$19.98	$17.01

        On June 7, 2012, the closing market price for our common units was $12.06 per unit.

        We have gathered tax information from our known unitholders and from brokers/nominees and, based on the information collected, we have approximately 31,600 beneficial unitholders at March 31, 2012.

        Cash distributions paid to unitholders for the years ended March 31, 2012 and 2011 were as follows:

Record Date	Payment Date	Per Common Unit	Per Subordinated Unit
May 4, 2012	May 15, 2012	$0.35	$—
February 13, 2012	February 16, 2012	$0.35	$—
November 14, 2011	November 17, 2011	$0.35	$—
August 5, 2011	August 12, 2011	$0.35	$0.35
May 6, 2011	May 13, 2011	$0.35	$0.35
February 7, 2011	February 11, 2011	$0.35	$0.35
November 11, 2010	November 12, 2010	$0.35	$0.35
August 10, 2010	August 13, 2010	$0.173	$0.173

        We generally make quarterly cash distributions of substantially all of our available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies as our board deems appropriate. Distributions of cash paid by us to a unitholder will not result in taxable gain or income except to the extent the aggregate amount distributed exceeds the tax basis of the Common Units owned by the unitholder.

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

  Holders

        As of June 8, 2012, there were 10 holders of record of our common units. The number of record holders does not include holders of units in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

        These distributions reflect the board's basic judgment that typically our unitholders will be better served by our distributing our available cash, after expenses and reserves, rather than retaining it. Because we believe we will generally finance any expansion capital investments from external financing sources, including commercial bank borrowings and the issuance of debt and equity interests, we believe that our investors are typically best served by our distributing all of our available cash. Because we are not subject to entity-level U.S. federal income tax, we will have more cash to distribute to unitholders than would be the case if we were subject to such tax.

  Managing Member Interest

        Our manager is entitled to 1.98% of all distributions that we make prior to our liquidation. Our manager has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current managing member interest if we issue additional membership interests in the future. The manager's 1.98% interest in distributions will be reduced if we issue additional membership interests in the future and our manager does not contribute a proportionate amount of capital to us to maintain its 1.98% managing member interest.

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

  •
  first, 98.02% to all unitholders, pro rata, and 1.98% to the manager, until each unitholder receives a total of $0.4025 per unit for that quarter (the "first target distribution");

  •
  second, 85.02% to all unitholders, pro rata, 1.98% to the manager and 13.00% to the holders of incentive distribution rights, pro rata, until each unitholder receives a total of $0.4375 per unit for that quarter (the "second target distribution");

  •
  third, 75.02% to all unitholders, pro rata, 1.98% to the manager and 23.00% to the holders of incentive distribution rights, pro rata, until each unitholder receives a total of $0.5250 per unit for that quarter (the "third target distribution"); and

  •
  thereafter, 50.02% to all unitholders, pro rata, 1.98% to the manager and 48.00% to the holders of incentive distribution rights, pro rata.

        In each case, the amount of the target distribution set forth above is exclusive of any distributions to common unitholders to eliminate any cumulative arrearages in payment of the minimum quarterly distribution.

        To date, the Company has not made any payments with respect to the incentive distribution rights.

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

Sales of Unregistered Securities

        On August 24, 2011, we entered into a Common Unit Purchase Agreement with Holdco pursuant to which we issued and sold to Holdco, and Holdco purchased from us, 687,500 common units for a cash purchase price of $16.00 per common unit or $11,000,000 in the aggregate.

Equity Compensation Plan

        As of March 31, 2012, we maintain one equity compensation plan that provides for potential issuances of equity securities of the registrant. See "Item 11. Executive Compensation—Compensation Discussion and Analysis—2010 Long-Term Incentive Plan" for information about our 2010 Long Term Incentive Plan, which became effective at the time of our IPO.

Item 6.    Selected Financial Data.

        The following table shows selected historical consolidated financial and operating data of Niska Gas Storage Partners LLC for the fiscal years ended March 31, 2012 and 2011, and Niska Predecessor, consisting of the combined financial statements of Niska GS Holdings I, L.P. and Niska GS Holdings II, L.P. for the fiscal years ended March 31, 2010, 2009 and 2008.

        The historical consolidated financial data presented for the years ended March 31, 2012 and 2011 and the combined financial data presented for the years ended March 31, 2010, 2009 and 2008 are derived from audited financial statements for those respective periods, and should be read together with and are qualified in their entirety by reference to, the historical audited consolidated and combined financial statements, respectively of Niska Gas Storage Partners LLC and Niska Predecessor and the accompanying notes included in Item 8.

        Moreover, the table should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

	Niska		Niska Predecessor
	Years Ended March 31,
	2012	2011	2010	2009	2008
	(dollars in millions)
Consolidated Statement of Earnings Data:
Revenues(1)	$268.6	$230.1	$270.5	$252.2	$232.9
Depreciation and amortization	46.1	46.9	43.1	54.8	45.5
Interest and debt expense	74.6	77.0	38.1	53.5	73.9
Earnings (loss) before income taxes	(185.5)	27.4	121.1	96.9	45.0
Net (loss) earnings	(165.8)	57.5	53.2	108.8	48.3
Balance Sheet and Other Financial Data (at period end):
Total current assets	$439.4	$443.7	$430.0	$355.9	$225.9
Total assets	1,803.4	2,061.3	2,099.4	2,002.9	1,905.2
Total debt (including current portion)	793.8	800.0	800.0	662.0	693.8
Members' equity	690.4	917.0	929.8	977.4	867.1
Operational Data: (unaudited)
Effective working gas capacity (Bcf)(2)	221.5	204.5	185.5	163.7	155.3
Capacity added during the period (Bcf)	17.0	19.0	21.8	8.4	11.1
Percent of operated capacity leased to third parties(3)	62.4%	71.4%	79.5%	89.7%	89.9%

(1)
Revenues include optimization revenues, which are presented net of cost of goods sold.

(2)
Represents operated and NGPL capacity. Effective working gas capacity data is as at March 31 in each year.

(3)
Excludes NGPL leased capacity of 8.5 Bcf.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The historical financial statements included elsewhere in this document reflect the consolidated assets, liabilities and operations of Niska Gas Storage Partners LLC ("Niska Partners" or "Niska") as at and for the years ended March 31, 2012 and 2011, and the combined assets, liabilities and earnings of Niska Predecessor as at and for the year ended March 31, 2010. The following discussion of the historical consolidated and combined financial condition and results of operations should be read in conjunction with the historical financial statements and accompanying notes of Niska and Niska Predecessor included elsewhere in this document. In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See "Forward-Looking Statements." Factors that could cause actual results to differ include those risks and uncertainties that are discussed in "Risk Factors."

  Overview

        We operate the Countess and Suffield gas storage facilities (collectively, the AECO HubTM) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. We market our working gas storage capacity and we optimize our storage capacity with our own proprietary gas purchases at each of these facilities. We earn revenues by (i) leasing storage on a long-term firm ("LTF") contract basis for which we receive monthly reservation fees for fixed amounts of storage, (ii) leasing storage on a short-term firm ("STF") contract basis, where customers inject and withdraw specified amounts of gas and pay fees on specific dates, and (iii) engaging in optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins higher than those that we receive from third party contracts. The Company has a total of 221.5 Bcf of working gas capacity among its facilities, including 8.5 Bcf leased from a third-party pipeline company.

        During the fiscal year ended March 31, 2012, we experienced a substantial decline in realized revenues, particularly in our STF and optimization activities, from amounts realized in fiscal 2011. The revenue decline resulted from a significant reduction in natural gas price volatility and a significant narrowing of the difference between winter and summer prices in the natural gas futures market, sometimes referred to as the seasonal spread. These conditions resulted from a number of factors including, but not limited to, (i) warmer weather patterns across much of North America; (ii) an increase in the supply of non-conventional natural gas (including shale gas); (iii) real or perceived changes in overall supply and demand fundamentals; (iv) increased development in the number and size of natural gas storage facilities; and (v) the development of new pipeline infrastructure. We are not able to predict the long-term impacts of these factors on our revenues and profitability or the amount or timing of potential positive developments such as increased demand for natural gas resulting from coal-to-gas switching by utilities, increased industrial and consumer demand, or exports of Liquefied Natural Gas (LNG) from North America to other continents. However, in the fourth quarter of fiscal 2012, these conditions improved somewhat as the seasonal spread for calendar 2012 widened and modestly higher volatility returned to the natural gas futures market.

        As we enter fiscal 2013, market conditions, including the seasonal spread and natural gas futures price volatility, remain uncertain. A relatively warm winter experienced in North America reduced demand for natural gas, which resulted in North American natural gas storage facilities, including the Company's facilities, beginning the year relatively full compared to the prior year.

        A summary of financial and operating data for the years ended March 31, 2012, 2011 and 2010:

	Niska		Niska Predecessor
	Year Ended March 31,
	2012	2011	2010
	(dollars in millions)
Consolidated Statement of Earnings and Comprehensive Income Data:
Revenues
Long-term contract revenue	$116.2	$119.6	$109.8
Short-term contract revenue	29.8	41.0	58.4
Optimization, net(1)	122.6	69.5	102.3

	268.6	230.1	270.5
Expenses (Income):
Operating	44.0	44.8	38.2
General and administrative	28.6	34.6	36.6
Depreciation and amortization	46.1	47.0	43.1
Impairment of goodwill(2)	250.0	—	—
Interest	74.6	77.0	38.1
Loss on extinguishment of debt	4.9	—	—
Loss on impairment and sale of assets(2)	5.3	—	0.7
Other income	(0.2)	(0.2)	0.0
Foreign exchange gains	0.8	(0.5)	(7.2)

(Loss) earnings before income taxes	(185.5)	27.4	121.1
Income tax expense/(benefit):
Current	0.4	1.2	1.3
Deferred	(20.1)	(31.3)	66.6

	(19.7)	(30.1)	67.9

Net (loss) earnings and comprehensive (loss) income	(165.8)	$57.5	$53.2

Reconciliation of Adjusted EBITDA to net (loss) earnings:
Net (loss) earnings	$(165.8)	$57.5	$53.2
Add(deduct):
Interest expense	74.6	77.0	38.1
Income tax expense/(benefit)	(19.7)	(30.1)	67.9
Depreciation and amortization	46.1	47.0	43.1
Impairment of goodwill	250.0	—	—
Unrealized risk management (gains) / losses	(83.2)	44.8	24.7
Loss on extinguishment of debt	4.9	—	—
Foreign exchange losses (gains)	0.8	(0.5)	(7.2)
Loss on impairment and sale of assets	5.3	—	0.7
Other income	(0.2)	(0.2)	0.0
Inventory impairment writedown	23.4	—	3.4

Adjusted EBITDA	136.2	195.5	223.9
Add (deduct):
Cash interest expense, net(3)	(69.9)	(76.0)	(40.2)
Income taxes paid	(1.0)	(0.5)	(0.3)
Maintenance capital expenditures	(1.9)	(1.7)	(0.9)
Other income	0.2	0.2	0.0

Cash Available for Distribution	$63.7	$117.5	$182.5

Balance Sheet Data (at period end):
Total assets	$1,803.4	$2,061.3	$2,099.3
Property, plant and equipment, net of accumulated depreciation	968.1	964.1	983.0
Long-term debt(4)	643.8	800.0	800.0
Total partners' equity	690.4	917.0	929.8
Operating Data (unaudited):
Effective working gas capacity (Bcf)(5)	221.5	204.5	185.5
Capacity added during period (Bcf)	17.0	19.0	21.8
Percent of operated capacity contracted to third parties(6)	62.4%	71.4%	79.5%

(1)
Optimization revenue is presented net of cost of goods sold. Net optimization revenues include unrealized risk management gains/losses and write-downs of inventory. We had an unrealized risk management gain of $83.2 million for the year ended

  March 31, 2012, an unrealized risk management loss of $44.8 million for the year ended March 31, 2011 and an unrealized risk management loss of $24.7 million for the year ended March 31, 2010. We had write-downs of inventory of $23.4 million and $3.4 million for the years ended March 31, 2012 and 2010 respectively. Excluding these non-cash items, which do not affect Adjusted EBITDA, our realized optimization revenues were $62.8 million for the year ended March 31, 2012, $114.3 million for the year ended March 31, 2011 and $130.4 million for the year ended March 31, 2010.

(2)
Goodwill impairment in the fiscal year ended March 31, 2012 relates to goodwill in two subsidiaries that was written down from their carrying amounts of $495.6 million to $245.6 million. Loss on impairment and sale of assets in the fiscal year ended March 31, 2012 relates to an impairment charge to certain non-core assets and to a loss on sale of cushion gas in one of our U.S. facilities.

(3)
During fiscal 2012, the Company changed its calculation of cash interest expense, net to include the effect of capitalized interest. Accordingly, cash interest expense in fiscal 2012 is reduced by $4.1 million of capitalized interest. Amounts for fiscal 2011 and 2010, which included capitalized interest of $2.0 million and $0.6 million, respectively, were not restated.

(4)
Excludes revolver drawings, which are recorded in current liabilities.

(5)
Represents operated and NGPL capacity.

(6)
Excludes NGPL leased capacity of 8.5 Bcf.

        The following table sets forth volume utilized by, and revenue and fees/margins derived from, LTF contracts, STF contracts and proprietary optimization transactions for the fiscal years ended March 31, 2012, 2011 and 2010:

	Niska		Niska Predecessor
	Year Ended March 31,
	2012	2011	2010
Storage Capacity (Bcf) utilized by:
LTF Contracts	109.4	104.7	103.9
STF Contracts	23.6	35.2	36.8
Proprietary optimization transactions	88.5	64.6	44.8

Total	221.5	204.5	185.5

Revenue (in millions)
LTF Contracts	$116.2	$119.6	$109.8
STF Contracts	29.8	41.0	58.4
Realized proprietary optimization transactions	62.8	114.3	130.4
Unrealized risk management gains (losses)	83.2	(44.8)	(24.7)
Inventory writedown	(23.4)	—	(3.4)

Total	$268.6	$230.1	$270.5

Fees/Margins ($/Mcf)
LTF Contracts	$1.06	$1.14	$1.06
STF Contracts	1.26	1.16	1.59
Realized proprietary optimization transactions	0.71	1.77	2.91

  Non-GAAP Financial Measure

  Adjusted EBITDA

        We use the non-GAAP financial measure Adjusted EBITDA in this report. A reconciliation of Adjusted EBITDA to net earnings, its most directly comparable financial measure as calculated and presented in accordance with GAAP, is shown above.

        We define Adjusted EBITDA as net earnings before interest, income taxes, depreciation and amortization, impairment of goodwill, unrealized risk management gains and losses, loss on extinguishment of debt, foreign exchange gains and losses, inventory impairment writedowns, gains and losses on asset dispositions, asset impairments and other income. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as commercial banks and ratings agencies, to assess:

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

  •
  Adjusted EBITDA;

  •
  capitalization and leverage; and

  •
  borrowing base revolver availability, liquidity, and compliance with debt covenants.

  Volume and Fees Derived from LTF Contracts

        We provide multi-year, multi-cycle storage services to our customers under LTF contracts. The volume weighted average life of our LTF contracts at March 31, 2012 was 2.1 years. Under our LTF contracts, our customers are obligated to pay us monthly reservation fees which are fixed charges owed to us regardless of the actual use by the customer. When a customer utilizes the capacity that is reserved under these contracts, we also collect a variable fee designed to allow us to recover our variable operating costs. Reservation fees comprise over 90% of the revenue generated under LTF contracts and provide a baseline of revenue in excess of our general and administrative and operating costs. We evaluate both the volume and price of our LTF contracting, which can indicate the effectiveness of our marketing efforts as well as the relative attractiveness of LTF contracts in comparison to our other revenue strategies. During periods when market values for storage capacity are higher, we typically will utilize more of our capacity under LTF contracts.

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

  Volume and Margin Derived from Our Proprietary Optimization Activities

        When market conditions warrant, we enter into economically hedged transactions with available capacity to achieve margins higher than can be obtained from third-party contracts. Because we economically hedge our transactions, we are able to determine in advance the minimum margins that will be realized and add incremental margins by re-hedging as market conditions change.

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

  Operating Expenses

        Our most significant operating expenses are fuel and electricity costs. These operating expenses vary significantly based upon the amount of natural gas we inject or withdraw throughout the year and the price of the energy commodity at the time of purchase. Variable operating expenses are partially offset by the variable fees we collect from our LTF contracts. The smaller, fixed component of our operating expenses include salaries and labor, parts and supplies, surface and mineral lease rentals and other general operating costs. These fixed operating expenses are more stable from year to year but can fluctuate due to unforeseen repairs, equipment malfunctions and overhauls of compressors or engines.

  General and Administrative Expenses

        Our general and administrative expenses primarily consist of employee compensation, legal, accounting and tax fees and our office lease.

  Capitalization, Leverage and Liquidity

        We regularly monitor our credits metrics. As of March 31, 2012, we had a ratio of total debt to Adjusted EBITDA of 5.8 times, long-term debt to long-term debt plus equity of 48.3%, and a fixed charge coverage ratio of 1.94 to 1.0. During the fiscal year ended March 31, 2012, our credit metrics deteriorated from levels at March 31, 2011 as a result of a significant decline in revenues, net earnings and Adjusted EBITDA. For example, our ratio of total debt to Adjusted EBITDA increased from 4.1 to 5.8 times (4.1 times to 4.8 times when borrowings under our revolving credit facility are excluded), our ratio of long-term debt to long-term debt plus equity increased from 46.6% to 48.3% at March 31, 2012 compared to March 31, 2011, and our ratio of earnings to fixed charges decreased from 2.5 to 1.0 to 1.94 to 1.0 for the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011. We have undertaken a number of steps to improve these credit metrics, the most important of which was the monetization of excess working capital, principally proprietary inventory, and the repurchase of a portion of our outstanding 8.875% Senior Notes (the "Senior Notes") with the proceeds of the inventory sales. During the fiscal year ended March 31, 2012, we repurchased a total of $156.2 million of our Senior Notes, which will reduce annual interest expense incurred related to the Senior Notes by approximately $13.9 million. We believe that the combination of working capital monetization and corresponding debt repurchases improves our credit metrics without significantly impacting our ability to pursue optimization revenue strategies.

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

  Variable Costs

        The variable operating costs of our facilities (mostly comprised of costs associated with fuel or electricity for compressor operations) are affected by the amount and price of energy used to inject and withdraw natural gas from our facilities and by the number and timing of gas injections and withdrawals. For example, if we experience large injections of natural gas in the early summer (instead of a steady rate of injections throughout the summer) we would have greater than expected costs in our first quarter and lower than expected costs in our second quarter. A mild winter could lead to less withdrawals in total, and therefore lower overall variable costs. These cost variances would be partially offset by similar variances in contract revenues.

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

  Supply Patterns for Natural Gas

        During the past several years North America has experienced a dramatic increase in the supply of natural gas, principally from the development of unconventional natural gas sources, including shale gas. These increases in supply have been coupled with build-outs of natural gas pipeline capacity in certain areas of the United States, which generally have the effect of increasing deliverability of natural gas to more North American markets and dampening the price differentials for natural gas between geographic markets, including those served by us. We believe that these factors tend to reduce the absolute price of natural gas along with the associated seasonal spread as well as dampen natural gas price volatility. We are unable to determine or predict the direct impact on our business from these developments.

Segment Information

        Our process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment. Since our inception, we have operated along functional lines in our commercial, engineering and operations teams for operations in Alberta, northern California and the U.S. midcontinent. All functional lines and facilities offer the same services: firm storage contracts, short-term firm services and optimization. All services are delivered using reservoir storage. We measure profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, before unrealized risk management gains and losses. We have aggregated our functional lines and facilities into one reportable segment as at and for the fiscal years ended March 31, 2012, 2011 and 2010.

        Information pertaining to our LTF, STF and proprietary optimization revenues is presented in the consolidated and combined statements of earnings and comprehensive income. All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, and local distribution companies and municipal energy consumers.

Results of Operations

Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011

        As noted above, the fiscal year ended March 31, 2012 was characterized by an environment of low natural gas prices and reduced natural gas price volatility. These factors resulted in narrowed seasonal natural gas storage spreads and more limited revenue opportunities within our optimization and STF strategies. Our revenues and profitability were negatively impacted in fiscal 2012 by a combination of factors that resulted in reduced revenue margins compared to those experienced in prior periods. Notwithstanding these market conditions, we generated $136.2 million of adjusted EBITDA.

        Revenue.    Our revenue consisted of the following:

	Niska		Niska Predecessor
	Year Ended March 31,
	2012	2011	2010
	(in millions)
Long-term contract revenue	$116.2	$119.6	$109.8
Short-term contract revenue	29.8	41.0	58.4
Realized optimization, net	62.8	114.3	130.4
Unrealized risk management gains (losses)	83.2	(44.8)	(24.7)
Write-down of inventory	(23.4)	—	(3.4)

Total revenue	$268.6	$230.1	$270.5

        The change in revenue was primarily attributable to the following:

  •
  LTF Revenues.  Fiscal 2012 LTF revenues declined by $3.4 million (3%) from fiscal 2011. The decrease in revenues resulted from lower variable cycling fee revenue in 2012 as the warm winter storage season reduced overall demand for natural gas and resulted in substantially fewer withdrawals compared to fiscal 2011. During fiscal 2012, the absolute amount of capacity utilized for LTF contracts increased by 4.6 Bcf. However, LTF contracts which expired in fiscal 2011 were replaced by new contracts at lower rates. Overall rates, including variable demand charges, were $1.06 per Mcf in 2012 compared to $1.14 per Mcf in fiscal 2011.

  •
  STF Revenues.  STF revenues declined by $11.2 million (27%) compared to fiscal 2011. The decline resulted from less capacity being utilized for this strategy. As fiscal 2012 commenced, we had significant cash on hand, which enhanced the overall benefits associated with our optimization activities compared to STF. Accordingly, a smaller portion of our capacity (23.6 Bcf) was utilized for STF in fiscal 2012 compared to fiscal 2011 (35.2 Bcf). Realized margins were $1.26 per Mcf in fiscal 2012 compared to $1.16 per Mcf in fiscal 2011.

  •
  Optimization Revenues.  Total optimization revenues, including realized and unrealized gains and losses, along with write downs of proprietary optimization inventories, increased by $53.1 million from fiscal 2011. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

  •
  Realized Optimization Revenues.  The decrease in realized optimization revenue is primarily attributable to lower margins realized from the optimization strategy. The average realized margin decreased by 60% to $0.71 per Mcf from $1.77 per Mcf. Partially offsetting this decline was an increase in capacity that was utilized for proprietary optimization activities due to the significant amount of working capital that was available to us, and further aided by low commodity prices that existed during the year ended March 31, 2012. Capacity utilized for optimization activities increased by 13.8% from 64.6 Bcf for the fiscal year ended March 31, 2011 to 73.5 Bcf for the fiscal year ended March 31, 2012.

  •
  Unrealized Risk Management Gains.  Unrealized gains are attributable to natural gas prices falling after financial hedges were transacted for the fiscal year ended March 31, 2012 and rising after financial hedges were transacted for the fiscal year ended March 31, 2011. As all inventory is economically hedged financially, any risk management gains (or losses) are offset by future gains (or losses) associated with the sale of proprietary inventory.

    •
    Write-Down of Inventory.  During the fourth quarter of fiscal 2012, near-term prices of natural gas fell dramatically. This reduction had the effect of increasing the value of our economic hedges and decreasing the value of the proprietary optimization inventory underlying those hedges. Concurrently, the steepening of the forward curve at that time encouraged us to realize incremental revenues through the repositioning of inventory deliveries from the fourth quarter of 2012 into future periods in fiscal 2013 or beyond. With the realization of hedges positioned in the fourth quarter of 2012 and positioning of new hedges, at lower values, in future periods, the market value of our inventories became less than the carrying cost. Accordingly, we wrote down our proprietary inventories to the lower of cost or market value.

  •
  Operating Expenses.  Operating expenses were as follows:

	Niska		Niska Predecessor
	Year Ended March 31,
	2012	2011	2010
	(in millions)
General operating costs, including insurance, vehicle leases, safety and training costs	$21.1	$21.6	$19.2
Salaries and benefits	7.4	7.1	6.8
Fuel and electricity	13.1	12.9	9.4
Maintenance	2.4	3.2	2.8

Total operating expenses	$44.0	$44.8	$38.2

    Operating expenses of $44.0 million in fiscal 2012 were essentially flat with $44.8 million in operating expenses incurred in the prior year. Fuel and electricity costs were slightly higher ($0.2 million), as electricity price spikes at our Countess facility were offset by generally lower cycling of natural gas at all of our facilities as a result of reduced demand for natural gas. In addition, natural gas prices were lower at our facilities that use natural gas as compressor fuel.

  •
  General and Administrative Expenses.  General and administrative expenses were as follows:

	Niska		Niska Predecessor
	Year Ended March 31,
	2012	2011	2010
	(in millions)
Compensation costs	$16.5	$23.4	$21.8
General costs, including office and IT costs	3.6	4.8	3.2
Legal, audit and regulatory costs	8.5	6.4	11.6

Total general and administrative expenses	$28.6	$34.6	$36.6

    These expenses decreased by $6.0 million (17%) in fiscal 2012 compared to fiscal 2011 principally due to reduced incentive compensation accruals as a result of lower earnings. Legal, audit and regulatory costs increased by $2.1 million as a result of higher professional fees in the current year.

  •
  Loss on Impairment and Sale of Assets.  In fiscal 2012 we sold approximately 5 Bcf of cushion gas, which is treated as a component of property, plant and equipment in our financial statements, and recognized a loss of $2.8 million representing the difference between the selling price and the carrying value of the cushion gas. In addition, we wrote down certain pipe inventory at a development project by $2.5 million.

  •
  Loss on Debt Retirement.  We repurchased $156.2 million principal amount of our Senior Notes in fiscal 2012. The difference between the aggregate purchase price and principal amount of the notes ($1.8 million) coupled with the write off of a portion of the deferred financing costs associated with the Senior Notes ($3.1 million) resulted in a loss on debt retirement of $4.9 million.

  •
  Impairment of Goodwill.  During fiscal 2012, we determined that the significant reduction in natural gas price volatility and the continued narrow seasonal spread were goodwill impairment indicators. We made this determination because these factors had a material negative effect on our current financial performance and our expected performance in future years. Accordingly, we performed a goodwill impairment test and as a result recorded a goodwill impairment charge of $250 million.

  •
  Interest Expense.  The repurchase of $156.2 million in Senior Notes reduced interest costs by $5.4 million during the year ended March 31, 2012. This decrease was partially offset by higher interest costs incurred due to increased use of our $400.0 million revolving credit facility to finance proprietary inventory purchases. Our average outstanding balance drawn on the credit facility was $69.2 million during the year ended March 31, 2012, compared to $4.9 million during the year ended March 31, 2011.

  •
  Income Tax Expense/(Benefit).  The income tax benefit in the current year is primarily due to the tax planning strategies undertaken in certain taxable Canadian entities, the recognition of losses in those entities, and the recognition of income in certain non-taxable entities. The goodwill discussed above is not a deductible expense for Canadian tax purposes and therefore does not impact taxable income.

  •
  Net Loss.  Net loss for the fiscal year ended March 31, 2012 was $165.8 million compared to net earnings of $57.5 million for the fiscal year ended March 31, 2011. The change in net (loss) earnings was primarily attributable to the impairment of goodwill and other factors discussed above.

Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

        Revenue.    The changes in revenue were primarily attributable to the following:

  •
  LTF Revenues.  LTF revenues for the fiscal year ended March 31, 2011 increased by 8.9% to $119.6 million from $109.8 million for the fiscal year ended March 31, 2010 The increase in LTF revenues was primarily attributable to higher reservation fees earned on the renewal or initiation of certain LTF contracts which increased the fee to $1.14 per Mcf for the year ended March 31, 2011 from $1.06 per Mcf for the year ended March 31, 2010. In addition, approximately 66% of LTF revenue was transacted in Canadian dollars. The Canadian dollar strengthened approximately 7% in relation to the U.S. dollar during fiscal 2011.

  •
  STF Revenues.  STF revenues for the fiscal year ended March 31, 2011 decreased by 29.8% to $41.0 million from $58.4 million for the fiscal year ended March 31, 2010. The decrease in STF revenues for the fiscal year ended March 31, 2011 was primarily attributable to 26.4% decline in margins in the fiscal year ended March 31, 2011 to $1.16 per Mcf from $1.59 per Mcf in the fiscal year ended March 31, 2010. The balance relates to a 4.3% decrease in capacity utilized for STF contracts, from 36.8 Bcf for the fiscal year ended March 31, 2010 to 35.2 Bcf for the fiscal year ended March 31, 2011 as a result of increasing capacity allocated to Optimization Revenues.

  •
  Optimization Revenues.  The decrease in net optimization revenue was primarily attributable to lower margins realized from capacity utilized for proprietary optimization, and was also affected by timing differences relating to the realization of income. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

  •
  Realized Optimization Revenues.  Realized optimization revenues for the fiscal year ended March 31, 2011 decreased by 12.3% to $114.3 million from $130.4 million for the fiscal year ended March 31, 2010. This decrease in realized optimization revenues is primarily attributable to lower margins realized from the optimization strategy. The average realized margin decreased by 39.2% to $1.77 per Mcf from $2.91 per Mcf. Partially offsetting this change was an increase in capacity that was utilized for proprietary optimization activities due to the significant amount of working capital that was available to us following our re-financing and IPO, and further aided by lower commodity prices that existed during the year ended March 31, 2011. Capacity utilized for optimization activities increased by 44.2% from 44.8 Bcf for the fiscal year ended March 31, 2010 to 64.6 Bcf for the fiscal year ended March 31, 2011.

  •
  Unrealized Risk Management Losses.  Unrealized risk management losses for the fiscal year ended March 31, 2011 were $44.8 million compared to losses of $24.7 million in the fiscal year ended March 31, 2010. Unrealized losses are attributable to prices rising after financial hedges were transacted for the fiscal year ended March 31, 2011 and 2010.

        Earnings before Income Taxes.    Earnings before income taxes for the fiscal year ended March 31, 2011 decreased by 77.4% to $27.4 million from $121.1 million for the fiscal year ended March 31, 2010. The decrease in earnings before income taxes was primarily attributable to the decreased revenue discussed above, plus the following:

  •
  Operating Expenses.  Operating expenses for the fiscal year ended March 31, 2011 increased by 17.3% to $44.8 million from $38.2 million for the fiscal year ended March 31, 2010. The increase in operating expenses was primarily attributable to higher property and pipeline tax costs resulting from an increase in capacity at our storage facilities in conjunction with higher fuel and electricity costs resulting from increased cycling of our facilities in the fiscal year ended March 31, 2011.

  •
  General and Administrative Expenses.  General and administrative expenses for the fiscal year ended March 31, 2011 decreased by 5.5% to $34.6 million from $36.6 million for the fiscal year ended March 31, 2010. The decrease in general and administrative expenses was primarily attributable to legal, audit, and tax costs that we incurred in fiscal 2010 in relation to our IPO and re-financing efforts, offset by higher compensation and other costs in fiscal 2011 associated with hiring incremental staff to support the regulatory requirements of being a public company.

  •
  Depreciation and Amortization.  Depreciation and amortization for the fiscal year ended March 31, 2011 increased by 9.0% to $47.0 million from $43.1 million for the fiscal year ended March 31, 2010. The increase in depreciation and amortization for the fiscal year ended March 31, 2011 was primarily attributable to a provision of $5.5 million to record the impact of cushion gas effectiveness at AECO Hub™, compared to a provision of $1.8 million recorded in the fiscal year ended March 31, 2010. The provision for cushion gas is an estimate based on tests of cushion gas effectiveness. Through continued monitoring over a series of withdrawal and injection cycles, management is able to better estimate the extent of effectiveness deterioration.

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

  •
  Foreign Exchange Gains.  Foreign exchange gains for the fiscal year ended March 31, 2011 decreased to $0.5 million from $7.2 million for the year ended March 31, 2010. Foreign exchange gains were realized on the settlement of Canadian dollar denominated receivables and payables in an appreciating Canadian dollar environment.

        Net Earnings.    Net earnings for the fiscal year ended March 31, 2011 increased by 8.1% to $57.5 million from $53.2 million for the fiscal year ended March 31, 2010. The change in net earnings was primarily attributable to lower pre-tax earnings, offset by the following:

  •
  Income Tax Expense/(Benefit).  We recorded an income tax benefit of $30.1 million for the fiscal year ended March 31, 2011 compared to an expense of $67.9 million for the fiscal year ended March 31, 2010. This change is in part due to a one-time expense in fiscal 2010 resulting from electing a U.S. tax reporting currency for select Canadian entities. The change is also due to less income being earned in Canadian entities during the current period, combined with favorable assessments completed by taxation authorities. Taxes paid in the current year were $0.5 million, compared to $0.3 million in the fiscal year ended March 31, 2010.

Seasonality and Quarterly Fluctuations

        Our business is highly seasonal. In general, revenue is highest during our third and fourth fiscal quarters (October through March), during the peak of the natural gas storage winter withdrawal season, when we typically sell most of our optimization inventory to serve the seasonal demand created by the North American residential market which uses natural gas to heat their homes. Revenue is typically lower in the natural gas storage summer months (April through October), when natural gas prices are generally lower and we shift to the storage injection season and replenish our natural gas inventory. Revenue is substantially higher in the natural gas storage winter months (November through March), when natural gas prices are generally higher and we shift to the storage withdrawal season.

        Because we purchase natural gas and build inventories in the summer months and hedge sales forward into the winter months, the peak borrowing on our revolving credit facilities are generally highest in the middle of our third fiscal quarter, while our peak accounts receivable collections typically occur in our fourth fiscal quarter.

        The following table illustrates the differences in the recognition of revenue associated with our revenue strategies.

	Year Ended March 31, 2012
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	2012
	(in millions)
LTF revenue	$29.6	$29.5	$29.0	$28.1	$116.2
STF revenue	5.6	5.7	8.2	10.3	29.8
Realized optimization, net	21.4	16.6	(9.1)	33.9	62.8

Total realized revenue	56.6	51.8	28.1	72.3	208.8
Realized revenue as a percentage of total realized revenue	27.1%	24.8%	13.5%	34.6%	100.0%

	Year Ended March 31, 2011
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	2011
	(in millions)
LTF revenue	$29.6	$28.4	$30.3	$31.3	$119.6
STF revenue	8.2	9.5	11.1	12.2	41.0
Realized optimization, net	16.1	19.2	38.3	40.7	114.3

Total realized revenue	53.9	57.1	79.7	84.2	274.9
Realized revenue as a percentage of total realized revenue	19.6%	20.8%	29.0%	30.6%	100.0%

Liquidity and Capital Resources

Overview

        As noted above, our revenues and profitability were negatively impacted in fiscal 2012 by a combination of factors that resulted in reduced revenue margins compared to those experienced in prior periods. We have responded with a number of actions designed to reduce debt and interest costs and to preserve our liquidity and financial flexibility under these conditions.

        Our primary short-term liquidity needs are to pay interest and principal payments under our $400.0 million credit agreement and our Senior Notes, to fund our operating expenses and maintenance capital, to pay for the acquisition of proprietary optimization inventory along with associated margin requirements and to pay quarterly distributions, to the extent declared by our board of directors. We fund these expenditures through a combination of cash on hand, cash from operations and borrowings under our $400.0 million credit agreement. Because we intend to distribute substantially all of our available cash to our unitholders, our growth may not be as fast as the growth of businesses that reinvest their available cash to expand ongoing operations. Moreover, because of constraints in the capital markets or our inability to find and develop organic growth or acquisition opportunities, our future growth may be slower than our historical growth. We expect that we will, in large part, rely upon external financing sources, including bank borrowings and issuances of debt and equity interests, to fund our expansion capital expenditures and potential future acquisitions. To the extent we are unable to finance growth externally; our cash distribution policy could significantly impair our ability to grow. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may affect the available cash that we have to distribute on each unit. Our Operating Agreement does not limit our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional debt by us or our operating subsidiaries would result in increased interest expense, which in turn may also affect the available cash that we have to distribute to our unitholders.

        Our principal debt covenant is our fixed charge coverage ratio ("FCCR"), which is included in both our $400.0 million credit agreement and the indenture on our Senior Notes. When our FCCR, which is calculated on a trailing-twelve months basis by dividing Adjusted EBITDA (defined substantially the same as presented herein) by fixed charges, which are measured as interest expense plus the amount of interest capitalized, but giving pro forma credit for the all of the previous twelve months for certain debt purchases and acquisitions, is less than 2.0 to 1.0, we are restricted in our ability to issue new debt. However, this restriction does not impact our ability to access our existing $400.0 million credit facility, or to amend, extend or replace that facility. When our FCCR is below 1.75 to 1.0, we are restricted in our ability to pay distributions. At March 31, 2012, our FCCR was 1.94 to 1.0. If our fixed charge coverage ratio were to be below 1.75 to 1.0, we would be permitted thereafter to pay $75 million of distributions. This $75 million amount is cumulative for all periods that our FCCR is below 1.75 to 1.0. The appropriateness and amount of distributions are determined by our board of directors on a quarterly basis.

        Our medium-term and long-term liquidity needs primarily relate to potential debt repurchases, organic expansion opportunities and asset acquisitions. We expect to finance the cost of any expansion projects and acquisitions from borrowings under our existing and possible future credit facilities or a mix of borrowings and additional equity offerings as well as cash on hand and cash from operations. As of March 31, 2012, the Company does not anticipate any expansion projects or acquisitions that would require additional debt or equity financing.

        During fiscal 2012, we purchased $156.2 million principal amount of our Senior Notes, reducing the outstanding balance to $643.8 million at March 31, 2012 from the $800.0 million outstanding at March 31, 2011. These purchases of Senior Notes were funded primarily by working capital. We sold approximately $121 million of proprietary inventory in the year ended March 31, 2012. In addition, in August 2011 the Carlyle/Riverstone funds invested $11 million of distributions that had been paid to them in new common units.

        We believe that our existing sources of liquidity described above will be sufficient to fund our short-term liquidity needs through the year ending March 31, 2013. Funding of material acquisitions and longer-term liquidity needs will depend on the availability and cost of capital in the debt and equity markets, as well as compliance with our debt covenants. Accordingly, the availability of any such potential funding on economic terms is uncertain.

  Historical Cash Flows

        Our cash flows are significantly influenced by our level of natural gas inventory, margin deposits and related forward sale contracts or hedging positions at the end of each accounting period and may fluctuate significantly from period to period. In addition, our period-to-period cash flows are heavily influenced by the seasonality of our proprietary optimization activities. For example, we generally purchase significant quantities of natural gas during the summer months and sell natural gas during the winter months. The storage of natural gas for our own account can have a material impact on our cash flows from operating activities for the period we pay for and store the natural gas and the subsequent period in which we receive proceeds from the sale of natural gas. When we purchase and store natural gas for our own account, we use cash to pay for the natural gas and record the gas as inventory and thereby reduce our cash flows from operating activities. We typically borrow on our revolving credit facilities to fund these purchases, and these borrowings increase our cash flows from financing activities. Conversely, when we collect the proceeds from the sale of natural gas that we purchased and stored for our own account, the impact on our cash flows from operating activities is positive and the impact on our cash flows from financing activities is negative. Therefore, our cash flows from operating activities fluctuate significantly from period-to-period as we purchase natural gas, store it, and then sell it in a later period. In addition, we have margin requirements on our economically hedged positions. As the cash deposits we make to satisfy our margin requirements increase and decrease with our volume of derivative positions and changes in commodity prices, our cash flows from operating activities may fluctuate significantly from period to period. The following table summarizes our sources and uses of cash for the fiscal years ended March 31, 2012, 2011, and 2010:

	Niska		Niska Predecessor
	Year Ended March 31,
	2012	2011	2010
	(in millions)
Operating Activities
Net (Loss) Earnings	$(165.8)	$57.5	$53.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Unrealized foreign exchange loss (gain)	0.4	0.8	(0.1)
Deferred income (benefit) taxes	(20.6)	(31.3)	66.6
Unrealized risk management (gains) losses	(83.2)	44.8	10.2
Depreciation and amortization	46.1	46.9	43.1
Deferred charges amortization	3.9	4.1	12.4
Loss on extinguishment of debt	4.9	—	—
Loss on impairment and sale of assets	5.3	—	0.6
Impairment of goodwill	250.0	—	—
Write-down of inventory	23.4	—	3.4
Changes in non-cash working capital	(56.4)	(69.4)	(33.5)

Net cash provided by operating activities	$8.0	$53.4	$155.9

Net cash used in investing activities	$(52.8)	$(20.4)	$(67.8)

Net cash (used in)/ provided by financing activities	$(60.1)	$(46.6)	$17.5

Other information:
Proprietary inventory at cost (at year-end)	$230.7	$133.6	$129.4

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

        We exited the fiscal year ended March 31, 2011 with significant cash balances due to the completion in calendar 2010 of the issuance of $800.0 million of our Senior Notes and our IPO, both of which provided significant net cash injections in our business, along with carryover cash from fiscal 2010, which was highly profitable. During the year ended March 31, 2012, changing business conditions caused us to reevaluate the levels of capital required in the business. As a result, we liquidated a portion of working capital that was determined to be in excess of our needs. Proceeds from this liquidation, which principally represented reductions in proprietary inventory, were used to repurchase a portion of our Senior Notes. For a discussion of changes in cash flow resulting from adjustments to reconcile net earnings to net cash provided by operating activities, please refer to the discussion "—Results of Operations."

        Changes in non-cash working capital are broken down further as follows:

	Niska		Niska Predecessor
	Year Ended March 31,
	2012	2011	2010
	(in millions)
Changes in non-cash working capital:
Margin deposits	$99.8	$(90.9)	$(36.2)
Natural gas inventory	(120.6)	(17.8)	0.3
Prepaid expenses	2.7	(4.1)	13.1
Accrued receivables	9.9	19.3	8.4
Deferred revenue	6.5	3.3	(16.4)
Accrued liabilities	(53.0)	22.4	(1.0)
Other	(1.7)	(1.5)	(1.7)

Net changes in non-cash working capital	$(56.4)	$(69.3)	$(33.5)

        For the fiscal year ended March 31, 2012, the price of natural gas for the following summer was higher than the economically hedged price of our inventory. We thus chose to carry some of our inventory over the year end and re-hedged its sale to the following fiscal year. This improved our overall return because we were able to capture incremental economic value; however, the new hedges were transacted at prices lower than the cost of our inventory.

        Working Capital.    Working capital is defined as the amount by which current assets exceed current liabilities. Our working capital ratio is defined as current assets divided by current liabilities. Our working capital is affected by the relationship between unrealized financial risk management hedges which are marked-to-market on a monthly basis, the margin deposits required by our brokers for such gains and losses, proprietary inventory which is stored in our facilities and cash used to fund inventory purchases. Our working capital levels are also affected by our capital spending for maintenance and expansion activity.

        As of March 31, 2012, we had net working capital of $135.7 million (working capital ratio of 1.4 to 1.0), representing a significant change compared to net working capital of $272.1 million (working capital ratio of 2.6 to 1.0) at March 31, 2011. The most significant reason for this reduction is the use of working capital to repurchase a portion of our Senior Notes described above.

        Investing Activities.    Most of the investing activities in each of the fiscal years ended March 31, 2012, 2011 and 2010 were attributed to expansion capital expenditures at our storage facilities. These expenditures, as outlined in "—Capital Expenditures," have enabled us to increase our effective working gas capacity by 57.8 Bcf during the three year period. However, maintenance capital expenditures have been consistently modest, ranging between $0.9 million and $1.9 million each year during this same period.

        Financing Activities.    Net cash provided by/(used in) financing activities consists of debt incurred for the acquisition of assets, periodic optional and mandatory retirements of such debt, advances and repayments made on our previous credit facilities to fund proprietary inventory purchases, contributions of capital from our equity holders to fund expansion capital expenditures and debt retirements and distributions made to our equity holders.

        During the fiscal year ended March 31, 2010 we drew $185.1 million from our previous credit facilities to fund proprietary inventory purchases and subsequently repaid $175.0 million when the inventory was sold later in the year. During the same fiscal year, we issued our Senior Notes, which provided net proceeds of approximately $775.4 million after deducting approximately $24.6 million of fees and expenses. (See "—Our 8.875% Senior Notes Due 2018.") Approximately $102.2 million of the net proceeds were used to make a distribution to our equity holders, approximately $75.0 million of the proceeds were used to repay our previous revolving credit facility and approximately $592.5 million of the proceeds were used to repay our previous term loan. In connection with our issuance of Senior Notes and the repayment of our previous credit facility and term loan, we entered into new senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (see "—Our $400 Million Credit Agreement.")

        In fiscal 2010, the holders of our predecessor's Class A units made contributions to the capital of our predecessor totaling $33.0 million in order to fund capital expenditures. During the fiscal year ended March 31, 2010, our predecessor made distributions totaling approximately $129.0 million to its equity holders (inclusive of the $102.2 million distribution made from the proceeds of the Senior Notes).

        During the fiscal year ended March 31, 2011 we received proceeds of $333.5 million from our IPO in May of 2010, after deducting fees of $23.4 million. This was offset by distributions totaling $313.3 million made to the owners of Niska Predecessor in connection with our debt and equity offerings, and $64.7 million related to quarterly distributions made to our unitholders during the period.

        During the fiscal year ended March 31, 2012 we drew $701.8 million from our credit facilities to fund proprietary inventory purchases and subsequently repaid $551.8 million when the inventory was sold. During the same fiscal year, we repurchased $156.2 million principal amount of our Senior Notes.

  Capital Expenditures

        Our capital expenditures for the years ended March 31, 2012, 2011 and 2010 were as follows:

	Niska		Niska Predecessor
	Year Ended March 31,
	2012	2011	2010
	(in millions)
Capital expenditures
Maintenance capital	$1.8	$1.7	$0.9
Expansion capital	51.0	18.7	66.9

Total cash expenditures	52.8	20.4	67.8
Non-cash working capital related to property, plant and equipment expenditures	2.9	2.9	2.3
Non-cash transfer of natural gas inventory to property, plant and equipment	—	13.6	—

Total	$55.7	$36.9	$70.1

        Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. Cost reduction expenditures are those capital expenditures which increase the effectiveness and/or efficiency of our assets or which enable us to operate at a lower cost.

        Under our current plan, we expect to continue to spend between approximately $1.0 million and $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. In the fiscal year ended March 31, 2012, we spent a total of $52.8 million, excluding $2.9 million of capital expenditures which were accrued at March 31, 2012 to expand the capacity and services of our facilities. Expansions included the addition of 2 Bcf of capacity at our AECO TM facility and 15 Bcf of capacity at our Wild Goose facility. In addition, we acquired two development projects from Carlyle/Riverstone for $5 million. One project, Starks Gas Storage LLC, is a potential salt dome facility located in Louisiana; the other project, Sundance Gas Storage ULC is a joint venture with an energy producer for a potential depleted reservoir facility in Western Alberta. The development potential for each of these facilities is uncertain at this time.

        Expansion and cost reduction expenditures for fiscal 2013 are expected to range from $10 million to $15 million and relate principally to enhancing withdrawal capacity and pipeline connections at Wild Goose.

  Our 8.875% Senior Notes Due 2018

        On March 5, 2010, Niska US and Niska Canada, issued 800,000 units, each unit consisting of $218.75 principal amount of 8.875% Senior Notes due 2018 of Niska US and $781.25 principal amount of 8.875% Senior Notes of Niska Canada.

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

        If our fixed charge coverage ratio is not less than 1.75 to 1.0, we are permitted to make restricted payments if the aggregate restricted payments since the date of closing of our IPO, excluding certain types of permitted payments, are less than the sum of a number of items including, most importantly:

  •
  operating surplus (defined similarly to the definition in our Operating Agreement) calculated as of the end of our preceding fiscal quarter; and

  •
  the aggregate net cash proceeds received by us as a capital contribution or from the issuance of equity interests.

        If the fixed charge coverage ratio is less than 1.75 to 1.0, we are permitted to make restricted payments if the aggregate restricted payments since the date of closing of our IPO, excluding certain types of permitted payments, are less than the sum of a number of items including, most importantly:

  •
  $75.0 million; and

  •
  the aggregate net cash proceeds received by us as a capital contribution or from the issuance of equity interests.

        As of March 31, 2012, the fixed charge coverage ratio was 1.94 to 1.0 and the indenture governing our Senior Notes would have permitted us to distribute approximately $94 million.

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

        Prior to March 15, 2013, the issuers may redeem up to 35% of the aggregate principal amount of the notes at a premium, plus accrued and unpaid interest with net cash proceeds of certain equity offerings. Prior to March 15, 2014, the issuers may redeem some or all of the notes at a make-whole premium, as set forth in the offering memorandum. After March 15, 2014, the issuers may redeem some or all of the notes at a premium that decreases over time until maturity.

        As noted above, during the fiscal year ended March 31, 2012, we repurchased on the open market $156.2 million principal amount of the Senior Notes.

  Our $400 Million Credit Agreement

        Concurrently with the issuance of our Senior Notes, Niska US and the AECO Partnership entered into new senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility. References in this report to "our new credit facilities" or "our $400.0 million credit agreement" refer to the credit agreement and credit facilities, respectively, of the AECO Partnership and Niska US. These new revolving credit facilities provide for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of the U.S. revolving credit facility and the Canadian revolving credit facility. Subject to certain conditions, each of the revolving credit facilities may be expanded up to $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at our option, in either U.S. or Canadian dollars. Royal Bank of Canada is the administrative agent and collateral agent for the revolving credit facilities. Each revolving credit facility matures on March 5, 2014.

        Borrowings under our revolving credit facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers' acceptance rate plus an applicable margin or, at our option, a prime rate plus an applicable margin. The credit agreement provides that we may borrow only up to the lesser of the level of our then current borrowing base and our committed maximum borrowing capacity, which is currently $400.0 million. Our borrowing base was $406.5 million as of June 1, 2012.

        Our obligations under our $400.0 million credit agreement are guaranteed by us and all of our direct and indirect wholly owned subsidiaries (subject to certain exceptions) and secured by a lien on substantially all of our and our direct and indirect subsidiaries' current and fixed assets (subject to certain exceptions). Certain fixed assets are required to be part of the collateral only to the extent such fixed assets are included in the borrowing base under the respective revolving credit facility. The aggregate borrowing base under both revolving credit facilities includes $150.0 million (the "PP&E Amount") due to a first-priority lien on fixed assets granted to the lenders. The PP&E Amount will be reduced on a dollar-for-dollar basis upon the release of fixed assets having a value in excess of $50.0 million from such liens.

        The following fees are applicable under each revolving credit facility: (1) an unused line fee of 0.75% per annum, based on the unused portion of the respective revolving credit facility; (2) a letter of credit participation fee on the aggregate stated amount of each letter of credit equal to the applicable margin for LIBOR loans or bankers' acceptance loans, as applicable; and (3) certain other customary fees and expenses of the lenders and agents. We are required to make prepayments under our revolving credit facilities at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under such revolving credit facility exceeds the lesser of the aggregate amount of commitments in respect of such revolving credit facility and the applicable borrowing base.

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

        Our $400.0 million credit agreement contains limitations on our ability to pay distributions in respect of, repurchase or pay dividends on our membership interests (or other capital stock) or make other restricted payments. These limitations are substantially similar to those contained in the indenture governing our Senior Notes described above, except that the credit agreement does not contain a general basket of $75.0 million of restricted payments. As of March 31, 2012, our $400.0 million credit agreement would have permitted us to distribute approximately $94 million.

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

        As of June 1, 2012, we had borrowings of $134.0 million outstanding under our revolving credit facilities and had $21.3 million in letters of credit issued. We and our subsidiaries were in compliance with all covenant requirements under our credit facilities at June 1, 2012.

  Contractual Obligations

        The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2012:

	Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in millions)
Long-term debt obligations	$643.8	$—	$—	$—	$643.8
Interest on long-term debt obligations	342.8	57.1	114.3	114.3	57.1
Operating lease obligations	23.0	4.0	8.0	7.7	3.3
Obligations under capital lease	15.7	1.3	3.2	3.2	8.0
Leased storage contracts	16.8	6.3	8.2	2.3	—
Mineral and surface leases	186.6	3.4	6.5	6.8	169.9
Asset retirement obligation	49.6	—	—	—	49.6
Deferred income taxes	3.8	1.6	0.8	—	1.4
Purchase obligations(1)	2,662.3	1,729.7	924.8	7.8	—

Total	$3,944.4	$1,803.4	$1,065.8	$142.1	$933.1

(1)
Purchase obligations consist of forward physical and financial commitments related to purchases of natural gas. As we economically hedge substantially all of our natural gas purchases, there are forward sales that offset these commitments that are not included in the above table. As at March 31, 2012, forward physical and financial sales for all future periods totaled $2,714 million.

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

        On January 1, 2010, Wild Goose entered into an operating lease for compression and other equipment related to the development of an expansion project. The primary term of the operating lease was extended until July 2019, although there is an early purchase option which Wild Goose can exercise after three years. At the end of either term, Wild Goose can purchase the leased equipment from the operating lease counterparty at fair market value. The table above indicates all payments required under the primary term of the operating lease.

  Goodwill Impairment

        During the year ended March 31, 2012, we determined that the significant reduction in natural gas price volatility and the continued narrow seasonal spread were impairment indicators. We made this determination because these factors had a material negative effect on our current financial performance and our expected performance in future years. Accordingly, we performed an impairment test which resulted in a charge of $250 million related to the goodwill valuation of our AECO HubTM and NGPL reporting units.

        We determined the fair value of the AECO HubTM and NGPL reporting units using a combination of the present value of future cash flows method and the comparable transactions method. The present value of future cash flows was estimated using (i) discrete financial forecasts, which rely on estimates of revenue, expenses and volumes, (ii) long-term natural gas volatility and seasonal spreads, (iii) long-term average exchange rate between the United States Dollar and the Canadian Dollar and (iv) appropriate discount rates. The comparable transactions method analyzed other purchases of similar assets and considered (i) the anticipated cash flows determined above, (ii) recent transaction multiples based on anticipated cash flows and (iii) the similarity of comparable transactions to our facilities. Specifically, we used experience and budgeted amounts to estimate cycling volumes and expenses, future summer to winter spreads reflecting a longer term outlook, and extrinsic values consistent with those achieved in the business to estimate future revenue. These values used to estimate future revenues were lower than the seasonal storage spread and extrinsic values used in the test performed at March 31, 2011. We also used a comparable transaction multiple consistent with recent transactions for depleted reservoir storage facility acquisitions, which are comparable to our owned facilities.

        Significant assumptions that we made in measuring the fair value of the assets and liabilities include (1) the replacement cost, depreciation and obsolescence and useful lives of property, plant and equipment and (2) the present value of incremental cash flows attributable to certain intangible assets.

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

        Energy trading contracts resulting in the delivery of a commodity where we are the principal in the transaction are recorded as proprietary optimization revenues or purchases at the time of physical delivery. Realized and unrealized gains and losses on financial energy trading contracts are included in proprietary optimization revenue. See Note 14 to our consolidated financial statements included elsewhere in this document.

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

  Inventory

        Our inventory is natural gas injected into storage and held for resale. Inventory is valued at the lower of average cost or market. Costs to store the gas are recognized as operating expenses in the period the costs are incurred.

        At the end of each reporting period we determine whether a write-down is required to reduce inventory to the lower of cost or market value. This determination requires judgment which considers fair market values in the periods to which inventory is economically hedged and also considers the appropriateness and amount of a normal margin compared to selling price in those periods.

        Long-term inventory represents non-cycling working gas. We injected non-cycling working gas to increase pressure within the reservoirs to allow us to market higher cycling contracts or previously un-saleable gas from an underutilized reservoir that can be sold into the market when we add mechanical compression to the reservoir. This mechanical compression allows us to access to natural gas that was previously required to maintain pressure within the reservoir. Long-term inventory is carried at cost and is subject to an annual test for impairment.

  Cushion Gas Effectiveness

        Certain volumes of natural gas defined as Cushion Gas are required for maintaining a minimum field pressure. Cushion Gas is considered a component of the facility and as such is not amortized because it is expected to ultimately be recovered and sold. Cushion Gas is monitored to ensure that it provides effective pressure support. In the event that natural gas moves to another area of the reservoir where it does not provide effective pressure support, charges against Cushion Gas are included in depreciation in an amount equal to the estimated volumes that have migrated.

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

        These types of analyses contain uncertainties because they require management to make assumptions and apply judgment to estimate economic factors and the profitability of future business strategies and industry conditions. A reduction in volatility and the narrowing of seasonal natural gas storage spreads beginning in fiscal 2011 compressed short-term firm and realized optimization margins compared to those experienced in prior fiscal years. During fiscal 2012, we determined that the significant reduction in natural gas price volatility and the continued narrow seasonal spread were goodwill impairment indicators. We made this determination because these factors had a material negative effect on our current financial performance and our expected performance in future years. Accordingly, we performed a goodwill impairment test and as a result recorded a goodwill impairment charge of $250 million. If narrow seasonal spreads and low volatility continue to persist, these conditions could impact the Company's intermediate and long-term forecast of revenues and profitability and, therefore, future valuations of goodwill.

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

Recent Accounting Pronouncements

        Please refer to Note 3 of the Notes to our Consolidated Financial Statements and "—Recent Accounting Pronouncements".

        The adoption of the standards which are now in effect did not have a material impact on our financial statements or related disclosures. We do not expect the adoption of new standards to have a material impact on our financial statements or related disclosures.

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

        At March 31, 2012, 68.7 Bcf of natural gas inventory was economically hedged, representing 99.5% of our total current inventory. However, because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $68.7 million, but the fair value or mark-to-market value of our hedges would decrease by $68.4 million, due to 0.5% (0.3 Bcf) of that inventory that was not economically hedged. Conversely, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $68.7 million while the fair value of our hedges would increase by only $68.3 million, due to the non-economically hedged position. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at March 31, 2012 are 3.4 Bcf and 0.0 Bcf, respectively.

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

        At March 31, 2012, we had forward currency exchange contracts for a notional value of $115.4 million. The value of the forward currency contracts at March 31, 2012 and 2011 was a liability of $0.3 million and $6.3 million respectively, and is recorded in derivative assets and derivative liabilities accounts on the consolidated balance sheets. These contracts expire on various dates between April 1, 2012 and August 1, 2014 and are for the exchange of $115.6 million Canadian dollars into $115.4 million U.S. dollars.

  Interest Rate Risk

        We are exposed to interest rate risk due to variable interest rates under our $400.0 million credit agreement. All such borrowings under our credit facilities bear interest at different rates. As of March 31, 2012, we had 150.0 million in borrowings outstanding under our revolving credit facilities. The credit facilities currently provide an interest rate on borrowings between 5.25% and 6.50%, depending on whether a fixed term or floating rate option is chosen. In the future, we may borrow under fixed rate and variable rate debt instruments that also give rise to interest rate risk. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders.

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

        The Risk Management Committee, or RMC, is comprised of members of our management team. The RMC provides oversight of our commercial activities. The committee reviews the adequacy of controls to ensure compliance with the risk policy. Our RMC meets weekly to review and respond to risks facing our business. The RMC oversees the analysis of positions and exposures provided by our risk management function, which provides daily and weekly reporting to facilitate understanding of these exposures. The RMC assesses and manages the potential for loss in our positions through these reports. If limits are exceeded, the RMC is informed and appropriate action is taken to review and remedy. The risk management function is independent of the Commercial and Marketing groups and reports through our chief financial officer.

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

Item 8.    Financial Statements and Supplementary Data.

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-4 through F-45 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  (a)    Disclosure Controls and Procedures.

        Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of March 31, 2012. For purposes of this section, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

  (d)    Changes in Internal Control Over Financial Reporting.

        During the quarter ended March 31, 2012, we implemented a new accounting system designed to improve the effectiveness and efficiency of our accounting and financial reporting processes. Although this implementation changed certain specific activities within the accounting function, it did not significantly affect the overall controls and procedures followed by the Company in establishing internal controls over financial reporting. Other than this accounting system implementation, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

There are no family relationships among any of the directors or executive officers. The following table shows information as of June 8, 2012, regarding our current directors and executive officers.

Name	Age	Position
Simon Dupéré	49	President and Chief Executive Officer and Director(1)
Vance E. Powers	55	Chief Financial Officer
Rick J. Staples(2)	49	Executive Vice President
Jason A. Dubchak	39	Vice President, General Counsel and Corporate Secretary
Jason S. Kulsky	45	Vice President, Business Development
Darin T. Olson	37	Vice President, Finance
Deborah M. Fretz	64	Director
James G. Jackson(3)	48	Director
E. Bartow Jones	36	Director
Stephen C. Muther	63	Director
George A. O'Brien	63	Director
David F. Pope	55	Director
William H. Shea, Jr.	57	Director
Andrew W. Ward	45	Director

(1)
Mr. Dupéré was appointed President and Chief Executive Officer and Director on April 24, 2012.

(2)
Mr. Staples was appointed Executive Vice President on April 24, 2012.

(3)
Mr. Jackson was appointed as a member of the board of directors on May 12, 2011.

        Simon Dupéré—Mr. Dupéré is our President and Chief Executive Officer and a member of our board. Mr. Dupéré previously served as the Interim President & Chief Executive Officer from July, 2011 until April 24, 2012. Mr. Dupéré has also served as our Chief Operating Officer from September 2006 until June 7, 2012. He continues to be in charge of our field and facility operations, engineering and geoscience, including our existing operations at our four natural gas storage facilities and our expansion and development efforts. He has 25 years of active experience in the natural gas industry. Prior to joining us, Mr. Dupéré was the President and Chief Executive Officer at Intragaz Inc., a natural gas storage company engaged in the development and operation of two gas storage projects in Quebec. Mr. Dupéré has a Bachelor of Science in Physics Engineering from Laval University in Quebec City, Quebec.

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

        Rick J. Staples—Mr. Staples is our Executive Vice President, responsible for the marketing, trading and commercial operation of our natural gas storage assets. Previously, Mr. Staples was in the role of Senior Vice President, Commercial Operations from May 2006 to April 2012. Prior to joining us in 2006, Mr. Staples served as Director of Gas Storage with TransCanada Pipelines Ltd. from 2001 to 2006. Mr. Staples graduated from the University of Alberta with a degree in Mechanical Engineering. Mr. Staples also graduated from the Queens Executive program (Queens School of Business) in 1997.

        Jason A. Dubchak—Mr. Dubchak is our Vice President, General Counsel and Corporate Secretary. Mr. Dubchak has served as our Vice-President, General Counsel and Corporate Secretary since September 2007. Prior to assuming this role, Mr. Dubchak was Associate General Counsel and was continuously with the natural gas storage division of EnCana Corporation and its predecessor, Alberta Energy Company Ltd., respectively, since 2001. He has a Bachelor of Arts (Honors) from the University of Calgary and a Bachelor of Laws from the University of Alberta.

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

        Deborah M. Fretz—Ms. Fretz is a member of our board and serves as the interim non-executive Chairman. She also serves on both the audit and compensation committees. Ms. Fretz served as President, Chief Executive Officer and director of Sunoco Logistics Partners L.P. ("Sunoco Logistics") from October 2001 to July 1, 2010. Sunoco Logistics is a publicly-traded master limited partnership formed in 2001 to acquire, own and operate a geographically diverse group of crude oil and refined products pipelines, terminals and storage facilities in eleven states. Revenues were $10 billion, with 1,400 employees and interests in 10,000 miles of pipelines and 31 million barrels of storage capacity. Prior to the IPO of Sunoco Logistics Partners, Ms. Fretz held several executive management roles for Sunoco, Inc., the last as Vice President Mid-Continent Refining, Marketing and Logistics which included Sunoco's Lubricant business as well as the MidAmerica refining and marketing business until April, 2012. In February, 2012, Ms. Fretz was elected to the board of Alpha Natural Resources (NYSE:ANR), a major U.S. coal supplier of both thermal and metallurgical coal worldwide and has served on the audit and compensation committees since May, 2012. From December 1993 to April, 2012, Ms. Fretz served as a board member of GATX Corp., a Chicago-based transportation services firm, where she was Chair of the compensation committee and was formerly Lead Director.

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

        James G. Jackson—Mr. Jackson is a member of our board and serves on both the audit and compensation committees. Mr. Jackson has been the Chief Financial Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners L.P. (NASDAQ:BBEP) since July 2006 and an Executive Vice President since October 2007. Before joining BreitBurn, Mr. Jackson served as a Managing Director of Merrill Lynch & Co.'s Global Markets and Investment Banking Group. Mr. Jackson joined Merrill Lynch in 1992 and was elected Managing Director in 2001. Previously, Mr. Jackson was a Financial Analyst with Morgan Stanley & Co. from 1986 to 1989 and was an Associate in the Mergers and Acquisitions Group of the Long-Term Credit Bank of Japan from 1989 to 1990. Mr. Jackson obtained a B.S. in Business Administration from Georgetown University and an M.B.A. from the Stanford Graduate School of Business.

        Mr. Jackson's knowledge and experience with BreitBurn Energy Partners L.P. and BreitBurn GP, LLC, has provided him with valuable experience and familiarity with master limited partnerships and, more specifically, the natural gas business. These skills coupled with his broad investment banking, acquisition and financing experience brings additional depth to our board's collective expertise, and therefore makes Mr. Jackson well suited to serve as a member of our board of directors.

        E. Bartow Jones—Mr. Jones is a member of our board, the board of directors of our manager and the board of supervisors of Niska Holdings, which is our parent. Mr. Jones is currently a Managing Director of Riverstone Holdings LLC where he served as a Principal from 2007 to 2010. Mr. Jones has been with Riverstone since 2001. Mr. Jones currently serves on the boards of directors of Foresight Reserves, L.P., or Foresight, Targe Energy, LLC, or Targe, and Penn Virginia Resource Partners, L.P., or PVR Partners, and he previously served on the boards of directors of Buckeye and Mainline Management.

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

        Stephen C. Muther—Mr. Muther is a member of our board and serves on both the audit committee (as Chairman) and the compensation committee. Mr. Muther served as President of the general partner of Buckeye Partners, L.P. ("BPL") and the general partner of Buckeye GP Holdings L.P. ("BGH") from October 25, 2007 until his retirement in February 2009. BPL is a publicly-traded master limited partnership that is principally engaged in the transportation, terminalling, marketing and storage of refined petroleum products for major integrated oil companies, large refined products marketing companies and major end users of petroleum products. BGH is a publicly-traded master limited partnership that owns 100% of the general partner of BPL. From February 2007 to November 2007, Mr. Muther served as Executive Vice President, Administration and Legal Affairs of the general partners of BPL and BGH, and from May 1990 to February 2007, Mr. Muther held the position of Senior Vice President, Administration, General Counsel and Secretary of the general partner of BPL. Prior to joining Buckeye, Mr. Muther was Associate Litigation and Antitrust Counsel for General Electric Company from July 1984 to May 1990. Mr. Muther was an associate attorney with Debevoise & Plimpton in New York City from February 1975 to June 1984. Mr. Muther graduated from Princeton University in 1971 and from the University of Virginia School of Law in 1974.

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

        George A. O'Brien—Mr. O'Brien is a member of our board and the board of directors of our manager and also serves on the compensation committee as Chairman. Mr. O'Brien has served as a director of Enviva, L.P. since May 2010 and as Executive Vice President since February 2012. He previously has served as an independent director of Magellan GP, LLC, and general partner of Magellan Midstream Partners, L.P., or Magellan, a publicly-traded company that is engaged in the transportation, storage and distribution of refined petroleum products, from December 2003 until November 2009. Mr. O'Brien was President and CEO of Pacific Lumber Company from August 2006 until July 2008. From 1988 until 2005, he worked for International Paper where he served as Senior Vice President of Forest Products responsible for its forestry, wood products, minerals and specialty chemicals businesses. Other responsibilities during his tenure at International Paper included corporate development, CFO of its New Zealand subsidiary, CEO of the New Zealand pulp, paper and tissue businesses and Vice President of Corporate Development. In January 2007, Pacific Lumber Company filed for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. Pacific Lumber successfully emerged from Chapter 11 in July, 2008. Mr. O'Brien has an agreement with Riverstone, pursuant to which he has agreed to serve on the boards of several Carlyle/Riverstone Funds' portfolio companies including Enviva, L.P.

        As a result of his service to Magellan and International Paper, Mr. O'Brien gained extensive experience in overseeing the strategy, operations, and governance of major public companies. Mr. O'Brien was also selected to serve as a director of our board due to his valuable financial expertise, including extensive experience with capital markets transactions and knowledge of the energy industry. Mr. O'Brien's experience has also given him knowledge of the unique issues related to operating publicly-traded limited partnerships, which are similar to us. We believe this background and skill set makes Mr. O'Brien well-suited to serve as a member of our board

        David F. Pope—Mr. Pope is a member of our board. Mr. Pope was our former President and Chief Executive Officer from June 2006 to July 2011. Prior to his role at Niska Holdings, Mr. Pope served as the President of Seminole Canada Gas Company since 2002, and prior to that has held various positions in the natural gas industry since 1980. In 1992, Mr. Pope began his employment with Enron Corporation after it acquired Canadian Gas Marketing, a company Mr. Pope founded in 1989. He worked for Enron Corporation as Vice President of its gas marketing and trading group from 1992 until March 2001, nine months' prior to Enron Corporation's filing of a voluntary petition for a Chapter 11 reorganization with the U.S. Bankruptcy Court in December of 2001. Mr. Pope has served as a director of GEP Midstream Finance Corp., or GEP Midstream, since 2008 and is a former director of Gibson Energy ULC, or Gibson Energy. Mr. Pope has a Bachelor of Engineering in Chemical Engineering from McGill University and has worked in the natural gas industry for his entire career.

        As a result of his professional background, we believe Mr. Pope brings to us significant strategic and financial skills and significant operational experience. Combined with his over 30 years of experience in the natural gas industry and deep knowledge of our business, these attributes make Mr. Pope well-suited to serve on our board.

        William H. Shea, Jr.—Mr. Shea is a member of our board and the board of directors of our manager and also serves on the compensation committee. Mr. Shea has served as a director of Penn Virginia Resource Partners L.P. and Chief Executive Officer of Penn Virginia Resource Partners, L.P.

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

        Andrew W. Ward—Mr. Ward is a member of our board, the board of directors of our manager and the board of supervisors of Niska Holdings, which is our parent. Mr. Ward has served as a member of the board of supervisors of Niska Holdings since May 2006. He is currently a Managing Director of Riverstone Holdings LLC where he served as a Principal from March 2002 to December 2004. Mr. Ward currently serves on the board of directors of Gibson Energy, GEP Midstream and Penn Virginia Resource Partners, L.P. and has previously served on the boards of directors of Buckeye GP LLC, or Buckeye, the general partner of Buckeye Partners, L.P., a refined petroleum products pipeline partnership and MainLine Management LLC, or MainLine Management, the general partner of Buckeye GP Holdings L.P.

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

        We hold regularly scheduled meetings of our independent directors. In accordance with our Corporate Governance Guidelines, Ms. Fretz will preside over meetings of our independent directors.

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

        The compensation committee is composed of Mr. O'Brien, Mr. Shea, Mr. Muther, Mr. Jackson and Ms. Fretz. Mr. O'Brien has been appointed the Chairman of the compensation committee. Ms. Fretz, Mr. Muther and Mr. Jackson are independent directors (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act). All members of the compensation committee are non-employee directors (as that term is defined in Rule 16b-3 of the Exchange Act). None of our executive officers served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board during 2011, 2010 or 2009.

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

        In connection with the earlier acquisition of our assets on May 12, 2006, our predecessor agreed to pay Carlyle/Riverstone an annual management fee of $1.0 million, plus the reimbursement of certain costs and expenses for its services. We are no longer subject to this obligation to Carlyle/Riverstone.

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

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2012 and upon a review of Forms 5 and amendments thereto furnished to us with respect to fiscal 2012, or upon written representations received by us from certain reporting persons that no Forms 5 were required for those persons, we believe that no director, executive officer or greater-than-ten-percent shareholder failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, fiscal 2012.

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

  •
  the requirement that we have a compensation committee of the board, composed entirely of independent directors, that is responsible for reviewing and approving corporate goals and objectives relevant to chief executive officer compensation, evaluation of the chief executive officer's performance in light of the goals and objectives, determination and approval of the chief executive officer's compensation, making recommendations to the board with respect to compensation of other executive officers and incentive compensation and equity- based plans that are subject to board approval and producing a report on executive compensation to be included in an annual proxy statement or Form 10-K filed with the SEC;

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

Directors, Executive Officers and Corporate Governance—Directors and Executive Officers: Actions Taken Following the Fiscal Year Ended March 31, 2012

        On April 24, 2012, Simon Dupéré was appointed as the President and Chief Executive Officer of Niska and was also appointed to the board of directors. Rick Staples was promoted to Executive Vice President on April 24, 2012 from his previous position as Senior Vice President, Commercial Operations.

        On June 7, 2012 Mr. Dupéré relinquished his title as Chief Operating Officer.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        This section describes the objectives and elements of our compensation program for the fiscal year ended March 31, 2012 for our named executive officers. This section should be read together with the Compensation Tables that follow, which disclose the compensation awarded to, earned by or paid to the named executive officers with respect to the prior fiscal year, as well as for certain elements of compensation paid to the named executive officers for the fiscal years ending on March 31, 2010 and March 31, 2011. The "named executive officers" for the 2012 fiscal year, along with the title that each officer held during the 2012 fiscal year, were as follows:

  •
  David F. Pope—President and Chief Executive Officer

  •
  Simon Dupéré—Chief Operating Officer and Interim President and Chief Executive Officer

  •
  Vance E. Powers—Chief Financial Officer

  •
  Rick J. Staples—Senior Vice President, Commercial Operations

  •
  Jason A. Dubchak—Vice President, General Counsel & Corporate Secretary

  •
  Darin T. Olson—Vice President, Finance

        Mr. Pope served as our President and Chief Executive Officer from April 1, 2011 until July 1, 2011, at which time Mr. Dupéré was appointed as our Interim President and Chief Executive Officer. Mr. Dupéré was then appointed as our President and Chief Executive Officer effective April, 24, 2012. Mr. Pope has remained a member of our board following his resignation as our President and Chief Executive Officer. As a member of our board, Mr. Pope receives the same compensation as our directors who are not officers, employees or paid consultants and advisors of our manager or its affiliates.

        Our manager and our board, as its delegate, manages our operations and activities and makes decisions on our behalf. Our board has established a compensation committee that, while our board has delegation powers from our manager to oversee our operations, will determine and set compensation practices, or make recommendations to the full board regarding compensation matters that the board has reserved final authority over, as applicable. The compensation of each of our named executive officers for the fiscal year ending March 31, 2012 was determined and implemented solely by our compensation committee.

        The objectives of our executive compensation program are to:

  •
  attract and retain the highest quality executive officers in our industry;

  •
  reward the executive officers as a group for our performance (measured in terms of Adjusted EBITDA); and

  •
  reward executive officers for their individual performance and contributions to our success.

        We believe that these objectives are best met by providing a mix of cash and equity-based compensation to our executives. We believe that this mix of compensation elements provides us with a successful compensation program because it allows us to attract and retain a quality team of executives while motivating them to provide a high level of performance to us.

  Setting Executive Compensation

        Our board, and the compensation committee of our board, each holds the authority to engage an outside compensation consultant if it appears at any time that such assistance would be appropriate. On September 15, 2010, Cogent Compensation Partners ("Cogent") was formally engaged by our compensation committee to review our overall compensation structure, including short term and long term compensation. Our board, with input from management employees, has historically compared certain aspects of our compensation program to the compensation programs in place at companies that we consider to be our peers. Cogent reviewed the most recent list of peer companies that we were using to determine if Cogent agreed that the group was appropriate for our use in evaluating compensation. The peer group that we and Cogent determined to be appropriate for us during the 2012 fiscal year includes companies in the United States market for which we believe we compete for executive talent in the energy sector. The peer group (the "Peer Group") includes the following companies:

  •
  Atlas Pipeline Partners

  •
  Buckeye Partners LP

  •
  Copano Energy LLC

  •
  Crosstex Energy LP

  •
  Eagle Rock Energy Partners LLC

  •
  Genesis Energy LP

  •
  Inergy LP

  •
  Magellan Midstream Partners LP

  •
  MarkWest Energy Partners LP

  •
  PAA Natural Gas Storage LP

  •
  Regency Energy Partners LP

  •
  Spectra Energy Partners LP

        The compensation program established by the compensation committee, in conjunction with Cogent, for fiscal 2012 was implemented on April 1, 2011. The elements of that compensation plan are discussed below.

        Elements of Compensation.    The primary elements of our named executive officers' compensation, other than the officer's base salary, are a combination of cash bonus awards and long-term equity-based compensation awards. For the fiscal year ended March 31, 2012, the compensation for our named executive officers consisted of the following key elements:

  •
  base salary;

  •
  discretionary cash bonus awards;

  •
  long-term phantom equity awards; and

  •
  retirement, health and welfare and related benefits.

        Base Salary.    The compensation committee establishes base salaries for the named executive officers based on various factors, including the amounts it considers necessary to attract and retain high quality executives in our industry along with the responsibilities of the named executive officers, and is responsible for approving any significant changes to executive salaries. Salaries for the named executive officers are generally adjusted on an annual basis to remain competitive as compared to the market.

        During the portion of the 2012 fiscal year that Mr. Pope served as our President and Chief Executive Officer, Mr. Pope's employment was governed by an employment agreement. Mr. Pope's original employment agreement was entered into with Niska Gas Storage, and subsequently amended by an agreement that placed his employment with AECO Gas Storage Partnership (by its managing partner Niska Gas Storage Canada ULC) in 2009. Following our IPO and certain corporate restructuring events, we entered into a modified employment agreement with Mr. Pope to clarify his position as the President and Chief Executive Officer of Niska Partners Management ULC and all of its subsidiaries, including Niska Gas Storage Partners LLC. On March 29, 2011, Mr. Pope entered into a new employment agreement effective April 1, 2011. Mr. Pope's compensation pursuant to the new employment agreement included an annual base salary of not less than $550,000 Canadian dollars (approximately $554,190 in US dollars using the exchange rate in effect on March 31, 2012), payable in semi-monthly installments. This base salary was determined based upon the scope of Mr. Pope's responsibilities and commensurate with Mr. Pope's position as Chief Executive Officer.

        Mr. Dupéré's base salary for the 2012 fiscal year was initially set at $370,000 Canadian dollars to reflect his position as Chief Operating Officer which he held until June 7, 2012. No changes were made to his base salary in connection with his appointment as our Interim President and Chief Executive Officer on July 1, 2011. Effective April 24, 2012, we entered into an employment agreement with Mr. Dupéré in connection with his appointment as President and Chief Executive Officer. This employment agreement established his base salary for the 2013 fiscal year at $505,000 Canadian dollars (approximately $508,847 in US dollars using the exchange rate in effect on March 31, 2012), which reflects the increased responsibilities that Mr. Dupéré assumed in his new position.

        On March 24, 2011, our board, on the recommendation of the compensation committee, approved changes to certain employees and executives' base salaries. These changes became effective on April 1, 2011 and were a result of a review of comparable market salaries conducted by the compensation committee and Cogent over the course of fiscal year 2011. The changes were made to bring the base salary compensation in-line with similarly-situated market comparables and in particular, pubic limited partnerships, including the Peer Group.

        On April 24, 2012, the board of directors increased the annual base salaries of two of our named executive officers. Vance E. Powers' annual base salary was increased to $290,000 U.S. dollars, effective as of April 24, 2012. Also effective April 24, 2012, the board increased Rick J. Staples' annual base salary to $315,000 CDN (approximately $317,400 in US dollars using the exchange rate in effect on March 31, 2012), reflecting an increase consistent with other executives in the market who perform the same functions and duties as Mr. Staples.

        Discretionary Bonus Awards.    A significant portion of the compensation of our named executive officers consists of an annual cash bonus. While base salaries offer an important retention element by providing a guaranteed income stream to our employees, we hope to motivate our employees to strive for both individual and overall company success by providing a substantial portion of compensation only when performance for the year calls for an additional compensatory award. Our industry has historically relied heavily on cash bonuses to compensate executive officers for performance, and we intend to compensate our executives in line with our industry trends and practices. On March 24, 2011, our board approved a short term incentive bonus plan applicable to our employees, including our named executive officers, for the 2012 fiscal year (the "STI"). The STI provides annual bonuses based upon the achievement of company performance targets and individual performance targets for employees who participate in the plan. The targets are established by the compensation committee each year.

        While the ultimate amount of any cash bonus paid to our named executive officers under the STI is determined at the discretion of our board, the bonuses are originally structured around target amounts for each employee, as well as individual and company goals. We communicate a target annual bonus amount to our employees as a certain percentage of their base salary at the beginning of their employment, clearly noting that individual or company performance may significantly impact the relationship of that target annual amount to what is actually paid out in bonuses. For the 2012 fiscal year, the target bonus amounts for Messrs. Pope, Dupéré, Powers, Staples, Dubchak and Olson were $554,190; $279,613; $125,000; $211,600; $125,952 and $110,838, respectively. Individual performance goals will depend on an employee's unit or particular function within a unit, while company performance has historically been tied to Adjusted EBITDA. We believe that paying a bonus tied to our Adjusted EBITDA aligns the interests of our executives and employees with those of our unitholders and motivates them to provide a high level of performance for us. A portion of the bonuses are accrued, but not paid, pending the results of the fiscal year end audit and subsequent audit adjustments. Thus, while those portions are accrued for the year in which they are earned, they are not paid until the following fiscal year.

        Following a determination of the amount of the available bonus pool, a series of meetings occurs prior to the board's final determination of individual amounts owed to employees under the bonus plan. The managers or supervisors of various business units first meet with our Chief Executive Officer to discuss the individual performance of employees that have worked directly under such managers. The Chief Executive Officer then compiles this information and meets with our compensation committee, where he makes recommendations regarding the allotment of the bonus pool based on either ranges of amounts or a specific amount he believed are appropriate for the year. The compensation committee will then meet with our board to pass on its recommendations, which may or may not have been in line with the recommendations of Chief Executive Officer, as the compensation committee feels appropriate. The board will then make the final determination of specific amounts to be paid to each employee, including our named executive officers. While the Chief Executive Officer provides recommendations regarding the potential bonus awards for the remainder of the named executive officers, the board makes all final decisions regarding bonuses, if any, to be paid to the named executive offices, including the Chief Executive Officer. The board's determination regarding any individual award may be based solely on the targets and performance measures that have been used as guidelines for that year, or it may take into consideration extraordinary circumstances or past awards of compensation to the individual.

        For the 2012 fiscal year STI, the Adjusted EBITDA Target comprised eighty percent (80%) of the company performance component. The compensation committee may make adjustments to the Adjusted EBITDA Target throughout the year. The remaining twenty percent (20%) of the company STI component for the 2012 fiscal year was comprised of the following non-financial measures: (1) 5% based on maintaining the historical total recordable incident rate; (2) 5% based on lost time incidents (not exceeding 10% of the historical average of the first four years of the Company's operation); and (3) 10% based on no missed deliveries outside of declared maintenance periods or force majeure events. The payment of the STI is based on the aggregate level of achievement of the company's Adjusted EBITDA Target and the non-financial measures for the fiscal year, subject also to the company's payment of the minimum quarterly cash distribution that the company has set for its common and subordinated units. If we achieved 75% to 120% of the company performance measures for the year, the payout of the company component of the STI would generally range from 50% to 200%, respectively.

        In accordance with the process described above, Mr. Dupéré made recommendations regarding bonus amounts for the named executive officers to the compensation committee for fiscal year 2012. The compensation committee and our board determined that while the Company had failed to achieve the minimum level of the Adjusted EBITDA that would permit a payment under the STI, the 2012 fiscal year had presented numerous challenges, many of which were outside of the control of management. In addition, executive officers had exerted maximum effort to realize the financial results that were achieved. Accordingly, the board determined to exercise its discretion and to pay a portion of the STI bonuses. Each named executive officer, other than Mr. Pope who was no longer an employee at the end of the 2012 fiscal year, was awarded 60% of the target bonus amount that was established for the 2012 fiscal year. The amount that has been approved for each named executive officer for the 2012 fiscal year is detailed in the Summary Compensation Table below, although payments will not be provided to the applicable named executive officers until June 15, 2012.

  Long Term Equity-Based Incentives

        Phantom Unit Performance Plan (the "PUPP").    The PUPP is a cash-based long term phantom unit plan for our employees and certain directors that we adopted on March 24, 2011. A principal purpose of the PUPP is to further align the interests of participants in the PUPP, including our named executive officers, with the interest of our unit holders by providing certain employees and directors with a phantom unit award. A phantom unit is a notional unit granted under the PUPP that represents the right to receive a cash payment equal to the fair market value of a unit of our common units (a "Unit"), following the satisfaction of certain time periods and/or certain performance criteria.

        The PUPP is primarily administered by our compensation committee under the overall direction of our board. The compensation committee determines all of the terms and conditions of each phantom unit award, subject to the terms and conditions required by the PUPP, and grants phantom units to eligible participants at such times as the compensation committee may determine to be appropriate. Such terms and conditions are set forth in an individual phantom unit award agreement at the time of each grant of phantom units.

        Phantom unit awards under the PUPP become vested upon the date or dates on which the compensation committee sets forth in the award agreement and subject to such performance conditions as the compensation committee may assign to the particular phantom unit award. Unless the compensation committee specifies otherwise within the award agreement, phantom units are be granted unvested and subject to both time and performance conditions. Following the initial grants that we made under the PUPP, the default time period over which a phantom unit will vest is three years from the date of grant, and the performance measure will be based upon DCF and TUR, as defined below, compared to the Peer Group. However, in order to provide continuity and transition between the compensation program which existed prior to fiscal 2012 and the current program, the initial grants of phantom units for our named executive officers were grossed up to 167% of the typical target amount for each recipient and will vest 2/3 after one year and 1/3 after two years (in order that 100% of the target number will vest in one year and 2/3 of the target number initially granted (together with an additional 1/3 of a subsequent grant assuming the PUPP is administered as expected). "DCF" is defined within the PUPP as distributed cash flow from a trust, partnership or corporation calculated based on the appreciation in the distributed cash flow per Unit or any other applicable publicly traded security during the performance period. "TUR" is defined within the PUPP as the total unitholder return of a trust, partnership or corporation, calculated based on the appreciation in the price of a Unit or other applicable traded security during the performance period. The DCF and TUR metrics will be calculated based on our percentile ranking during the applicable performance period compared to a peer group that will be determined by the compensation committee from time to time. Provided that we have satisfied our minimum quarterly distribution targets for the underlying Units, the phantom units will typically vest in accordance with the following performance criteria:

% of Phantom Units Earned at Payout
TUR Percentile

Max.—75th percentile	0%	100%	150%	200%
Target—50th percentile	0%	75%	100%	150%
Threshold—35th percentile	0%	50%	75%	100%
Below 35th percentile	0%	0%	0%	0%
	Below 35thpercentile	35th percentile	50th percentile	75th percentile

DCF Percentile

        The PUPP participants must also generally be providing services to us or one of our affiliates in order for their phantom unit to become vested. The compensation committee will have authority to provide for accelerated vesting provisions in the event of a termination of employment or a change in control. Generally, in the event of a PUPP participant's death, disability, retirement, or termination of employment without cause, unvested phantom units will vest on a pro rata basis by taking into account the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award. Where the phantom units are subject to performance criteria, a "target" level of performance will be applied upon any acceleration of vesting, such that a maximum of 100% of the phantom units originally granted will become vested. Where vesting of the phantom units are based solely on time, the phantom units will also vest on a pro rata basis calculated by the number of days of service provided to us or one of our affiliates from the grant date to the vesting date. Unless otherwise provided in an individual award agreement, if we incur a change in control, and the holder is also terminated for certain reasons, the phantom units will also receive accelerated vesting, with any performance-based vesting provisions being accelerated at the "target" performance level.

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

        Each of our named executive officers received two separate grants of phantom units pursuant to the PUPP during the 2012 fiscal year. One grant was a time-based award with three year vesting. The time-based grant was a one-time discretionary grant that was provided for retention purposes. The second grant was the annual equity-based award that we expect to grant on an annual basis. This grant was a performance-based grant where approximately 2/3 of the award was scheduled to vest on March 31, 2012, and approximately 1/3 of the award is scheduled to vest on March 31, 2013, subject to the satisfaction of the performance and service requirements. The board set a long-term incentive target for each named executive officer's performance-based phantom unit award that was based upon a percentage of the officer's base salary. Messrs. Dupéré, Staples, Powers, Dubchak, and Olson had a target percentage of base salary of 150%, 125%, 90%, 90% and 60%, respectively, for the 2012 performance-based grants. The minimum quarterly distribution target for the underlying Units is $0.35 per quarter or $1.40 per year. We used the Peer Group described above to measure our TUR and DCF targets.

        Upon reviewing the performance of the company for the 2012 fiscal year against its peer group, based on the criteria listed above, the board determined that the company did not meet its threshold targets for the first tranche of the phantom units granted during the 2012 year, and therefore, the units that were scheduled to vest at the end of the 2012 fiscal year will not vest and will be forfeited by the named executive officers. The remaining tranche of the 2012 performance-based grants may still vest in the 2013 year.

        Niska Predecessor Class B and Class C Units.    In 2006, Niska Predecessor issued Class B units to some of our employees, including the named executive officers then employed by us, and Class C units to Mr. Pope pursuant to the terms of his employment agreement and Niska Predecessor's partnership agreements. The Class B and Class C units represented profits interest in Niska Holdings, and entitle the holders to share in distributions by Niska Holdings once the Class A units in Niska Predecessor have received distributions equal to their contributed capital plus an 8% rate of return. As of March 31, 2012, the risk of forfeiture had lapsed on all of the Class B and Class C units upon the completion of the time limitations or the achievement of the performance conditions associated with the units as applicable and certain of our named executive officers continue to hold these vested units and may receive certain profits interests with respect to these awards, and Mr. Pope received certain settlement payments with respect to these units upon his resignation from employment. No further grant of the Class B or Class C units, however, occurred during the prior fiscal year or will occur in the future.

        2010 Long Term Incentive Plan.    We adopted the 2010 Long Term Incentive Plan in connection with our IPO. This plan provides for the grant of unit options, unit appreciation rights, restricted units, phantom units, unit awards, performance or incentive awards and other unit-based awards. Due to certain adverse tax consequences that may accompany the grant of an award that is settled in actual shares of our common units to Canadian citizens, this plan is largely reserved for grants of awards to our US citizen employees, consultants and directors. At this time, no awards to any employee have been made pursuant to the 2010 Long Term Incentive Plan.

  Other Compensation Items

        Health and Welfare Benefits.    All of our regular full-time employees, including our named executive officers, receive certain health and welfare benefits. The benefits include a health and dental plan, a short- and long-term disability plan, basic and optional life insurance, and basic and optional accidental death and dismemberment insurance coverage (with the exception of Mr. Powers). Pursuant to his employment agreement, Mr. Pope was entitled to receive an annual allowance of $6,000 in order to cover additional health care expenses not directly provided or paid for by us. We continue to be the owner and beneficiary of a life insurance policy on the life of Mr. Pope and we also continue to be responsible for fully funding the policy such that Mr. Pope will receive an annual retirement amount of US$250,000.00 for a period of 10 years upon reaching the age of 65 or a pre-retirement death benefit of US$1,500,000.00 in the event Mr. Pope dies prior to reaching the age of 65. We also made payments on Mr. Pope's behalf for a Critical Illness policy that was previously established by Mr. Pope's prior employer and continued by us during Mr. Pope's employment. Mr. Pope assumed the funding obligation with respect to that policy following his resignation. Mr. Powers receives health and dental benefits only, which are funded by us.

        Retirement and Pension Benefits.    Our registered retirement savings plan, or RRSP Plan/Non-Registered Employee Savings Plan, provides Canadian resident employees with an opportunity to participate in a retirement savings plan. This type of retirement plan is a Canadian retirement plan with features similar to a 401(k) plan or an individual retirement account administered in the United States. Our employees, including our named executive officers (other than Mr. Powers), are allowed to contribute their own funds, and we will regardless of an employee's contributions, contribute 8% of an employee's base salary into such RRSP Plan contributions as well as discretionary contributions from us on their behalf from time to time. Mr. Pope's previous employment agreement stated that he would receive an annual contribution from us of 8% of his annual base salary each year into the plan, and Mr. Dupéré's new employment agreement provides for the same contribution amount by us. Mr. Powers, a U.S. citizen, participates in a U.S. 401(k) Plan which allows Mr. Powers to contribute his own funds and the Company provides an 11% contribution to his 401(k) Plan.

        Perquisites.    We provide our named executive officers with certain perquisites that we believe are in line with industry standards as well as peer companies within our geographic region, and which are necessary to remain competitive with regard to overall executive compensation. Our named executives (other than Mr. Powers) received additional payments to be applied to expenses for home computers, club membership (including industry organizations) and other personal expenses, as well as a monthly automobile allowance and paid parking at our office facilities. Commencing April 24, 2012, as part of his employment agreement, Mr. Dupéré's perquisites were eliminated except for an allowance for parking.

        Severance and Change in Control Benefits.    Mr. Pope was the only named executive officer who had an agreement with us that contained severance provisions during the 2012 fiscal year. The phantom unit awards granted to each named executive officer also contain change of control provisions. Canadian citizens may be entitled to certain severance benefits under the common law, therefore, to establish clarity with regard to our severance obligations, we have chosen to maintain a formal employment agreement with our chief executive officer that contains negotiated severance benefits. With respect to the PUPP awards, we have provided severance and change in control protections in order to serve as a retention tool. We believe that the post-termination payments in the employment agreements, and the PUPP agreements, as applicable, allow our officers to focus their attention and energy on making the best objective business decisions that are in our interest, and in the interest of our unitholders, without allowing personal considerations to influence the decision-making process. Executive officers at other companies in our industry and the general market against which we compete for executive talent commonly have post-termination and/or change in control provisions, and we have consistently provided this benefit to our executive officers in order to remain competitive in attracting and retaining skilled professionals in our industry.

        Tax and Securities Issues.    We maintain an insider trading policy that is applicable to our directors and employees, including our named executive officers. We also have generally designed our long term incentive program according to the tax effects that certain awards could have upon our employees. For Canadian citizens, grants of certain equity awards could create immediate adverse tax consequences, so we typically provide Canadian citizens with phantom units.

  Actions Taken Following the Fiscal Year Ended March 31, 2012

        We entered into an employment agreement with Mr. Dupéré on April 24, 2012. The employment agreement supersedes any previous employment agreements or arrangements by and between Mr. Dupéré and us. The term of the employment agreement is for an indefinite period of time, and may be terminated at the discretion of Mr. Dupéré or us, with or without cause.

        In addition to the base salary described above, Mr. Dupéré's employment agreement provides him with a one-time grant of 82,850 phantom common units (the "Phantom Grant"). Mr. Dupéré is entitled to participate in our annual bonus plans, long-term incentive plans, retirement plans and health and welfare benefit and insurance plans. The target annual cash bonus for the 2013 year established for Mr. Dupéré is equal to 100% of his annual base salary, while the target annual long-term performance-based incentive award for the 2013 year established for Mr. Dupéré is equal to 200% of his annual base salary. Mr. Dupéré will also receive five weeks of vacation each year.

        The Phantom Grant will be granted pursuant to the PUPP. The Phantom Grant will be subject to a three year vesting restriction that will lapse on April 24, 2015, unless Mr. Dupéré's employment terminates earlier due to an Involuntary Termination (as defined below). Any other termination of Mr. Dupéré's employment during the vesting period will result in a forfeiture of the Phantom Grant. Each phantom unit is granted with a dividend equivalent right that will be paid, or forfeited, at the same time as the underlying Unit is settled, or forfeited, as applicable. The Phantom Grant will be settled in cash. Mr. Dupéré may not transfer, assign or otherwise alienate his rights with respect to the phantom units during the vesting period.

        The employment agreement also addresses the potential severance and change in control benefits that Mr. Dupéré may receive upon a termination of his employment in certain situations. These potential benefits are described in greater detail below under the "Potential Payments Upon Termination or Change in Control" section below.

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

  By the Compensation Committee:
   George A. O'Brien, Chairman
  Deborah M. Fretz
  James G. Jackson
  Stephen C. Muther
  William H. Shea

Executive Compensation

        The following tables, footnotes and the above narratives provide information regarding the compensation, benefits and equity holdings in Niska Gas Storage Partners LLC for the named executive officers.

  Summary Compensation for Years Ended March 31, 2012, 2011 and 2010

        The year "2010" refers to the fiscal year of April 1, 2009 through March 31, 2010, and the year "2011" refers to the fiscal year of April 1, 2010 through March 31, 2011, the year "2012" refers to the fiscal year of April 1, 2011 through March 31, 2012. Compensation to our named executive officers was paid primarily in Canadian dollars, but is reported in U.S. dollars in the tables that follow. An exchange rate of 0.952 U.S. dollars was used for 2010 amounts for each Canadian dollar (the exchange rate reported by the Bank of Canada on December 31, 2009) and 0.9836 U.S dollars for each Canadian dollar was used for the 2011 amounts of each Canadian dollar (the exchange rate reported by the Bank of Canada on March 31, 2011), and 1.0076 U.S dollars for each Canadian dollar was used for the 2012 amounts of each Canadian dollar (the average exchange rate for the period as reported by the Bank of Canada). The only exception to this rule is for our Chief Financial Officer, Vance E. Powers, who is a U.S. resident and paid in U.S. dollars.

Name and Principal Position	Year Covered	Salary ($)	Bonus ($)	Unit Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
David F. Pope(1)	2012	154,001	0	3,509,870	5,720,632	9,384,503
President and Chief Executive	2011	464,751	2,181,133	—	125,750	2,771,634
Officer	2010	449,820	5,571,384	—	72,631	6,093,835
Simon Dupéré(2)	2012	372,819	167,768	1,864,094	57,059	2,461,740
Chief Operating Officer and	2011	270,490	849,585	—	63,566	1,183,641
Interim President and Chief	2010	245,378	1,767,960	—	44,219	2,057,557
Executive Officer
Vance E. Powers	2012	250,000	75,000	875,000	45,262	1,245,262
Chief Financial Officer	2011	55,000	102,667	—	9,534	167,201
Rick J. Staples	2012	282,133	126,960	1,293,110	58,000	1,760,203
Senior Vice President,	2011	206,556	503,603	—	50,641	760,800
Commercial Operations	2010	191,411	1,258,544	—	49,563	1,499,518
Jason A. Dubchak	2012	251,905	75,571	881,666	31,761	1,240,903
Vice President, General	2011	196,720	354,096	—	26,605	577,421
Counsel and Corporate
Secretary
Darin T. Olson	2012	221,676	66,503	665,028	36,496	989,703
Chief Financial Officer / Vice	2011	196,720	295,080	—	39,757	531,557
President, Finance	2010	177,310	553,112	—	31,393	761,815

(1)
On June 8, 2011, David F. Pope retired for personal reasons as the President and Chief Executive Officer of the Company, effective July 1, 2011. He continues to serve as a director and receive compensation consistent with other members of the board, as detailed below under "Director Compensation."

(2)
Mr. Dupéré served as Chief Operating Officer during all of 2012, and as Interim President and Chief Executive Officer beginning on July 1, 2011.

(3)
Amounts reported for stock awards represent the grant date fair value of phantom unit awards in accordance with ASC Topic 718, rather than the amounts that may actually be paid to each named executive officer upon the settlement of an award. Pursuant to SEC rules, the amounts shown exclude the effect of estimated forfeitures and are based upon the probable outcome of the performance conditions associated with the phantom unit awards at the grant date, although we know that a portion of the phantom units that were subject to performance-based conditions in 2012 have already been forfeited without value. The "probable" outcome at the date of grant was not the "maximum" possible payout under the awards. The "maximum" amounts would have been as follows: Mr. Pope, $7,019,740; Mr. Dupéré, $2,774,985; Mr. Powers, $1,249,987; Mr. Staples $1,866,694 Mr. Dubchak, $1,249,987; and Mr. Olson, $880,019. Additional details regarding the calculation of our unit-based phantom awards are included in Note 3 of the Notes to our Consolidated Financial Statements. Although the phantom unit awards are reported in the "Unit Awards" column above, the portion of the awards that are still outstanding will be settled, if at all, in cash payments rather than actual common units. All of Mr. Pope's phantom units were forfeited upon his resignation from employment without value. The number of performance-based and time-based phantom units that each of our named executive officers held as of the date of this filing, and the current value of those awards, are reflected below:

Name	Number of Performance- Based Phantom Units Outstanding as of June 8, 2012	Value of Outstanding Performance- Based Phantom Units as of June 8, 2012	Number of Time-Based Phantom Units Outstanding as of June 8, 2012	Value of Outstanding Time-Based Phantom Units as of June 8, 2012
Simon Dupéré	16,856	203,283	124,991	1,507,391
Vance E. Powers	6,834	82,418	39,349	474,549
Rick J. Staples	10,630	128,198	56,746	684,357
Jason A. Dubchak	6,834	82,418	22,779	274,715
Darin T. Olson	4,009	48,349	20,046	241,755
(4)
Amounts disclosed in the "All Other Compensation" column for the fiscal year ending in 2012 consist of the following items and amounts in U.S. Dollars:

Executive Officer	RRSP Plan ($)	Parking ($)	Vehicle Allowance ($)	Misc Allowance & Vacation Buy back ($)	Canadian Pension Plan ($)	Employment Insurance ($)	Workers Comp Contributions ($)	Total ($)
David F. Pope*	17,134	1,285	6,046	12,092	0	0	0	36,557
Simon Dupéré	29,825	5,139	18,137	0	2,324	1,005	629	57,059
Rick J. Staples	22,571	5,139	14,104	12,091	2,324	1,005	766	58,000
Jason A. Dubchak	20,152	5,139	0	2,418	2,324	1,005	723	31,761
Darin T. Olson	17,734	5,139	0	9,673	2,324	1,005	621	36,496

*
Mr. Pope also received $5,684,075 for his 179,953 Class C units at the time of his retirement. The proceeds from this sale of C units were not funded by us but by Niska Holdings L.P.

US Executive Officer	401K Contributions ($)	Parking ($)	Vehicle Allowance ($)	Misc. Allowance & Vacation Buy back ($)	Social Security ($)	Medicare ($)	Workers Comp Contributions ($)	Total ($)
Vance E. Powers	32,437	0	0	0	6,601	5724	500	45,262

  Grants of Plan-Based Awards

        We granted phantom unit awards to each of our named executive officers during the fiscal year ended March 31, 2012.

Estimated Future Payouts Under Equity Incentive Plan Awards(1)

Name	Grant Date	Threshold (#)(3)	Target (#)(3)	Maximum (#)(3)	All Other Unit Awards: Number of Units (#)(4)	Grant Date Fair Value of Unit Awards ($)
David F. Pope(2)	4/1/2011	41,761	83,523	167,046	—	1,833,330
	4/1/2011	—	—	—	75,171	1,650,000
Simon Dupéré	4/1/2011	21,070	42,141	84,282	—	925,000
	4/1/2011	—	—	—	42,141	925,000
Vance E. Powers	4/1/2011	8,542	17,084	34,168	—	375,000
	4/1/2011	—	—	—	22,779	500,000
Rick J. Staples	4/1/2011	13,288	26,576	53,152	—	583,333
	4/1/2011	—	—	—	31,891	700,000
Jason A. Dubchak	4/1/2011	8,542	17,084	34,168	—	375,000
	4/1/2011	—	—	—	22,779	500,000
Darin T. Olson	4/1/2011	5,011	10,023	20,046	—	220,000
	4/1/2011	—	—	—	20,046	440,000

(1)
We have determined that the performance-based vesting restrictions applicable to the first tranche of the phantom unit awards disclosed above were not satisfied for the 2012 year, and thus they have been forfeited without value. The remaining phantom units that are subject to performance-based vesting conditions in 2013 will be settled, if at all, in cash payments rather than actual common units.

(2)
Mr. Pope's phantom units were forfeited upon his resignation from employment.

(3)
The target amounts reflected in this column are based on performance-based conditions.

(4)
The awards reflected in this column are phantom unit awards that are subject solely to time-based vesting conditions.

Narrative Description to Summary Compensation Table and Grants of Plan-Based Awards

        While an amount was reported in the Unit Awards column for Mr. Pope in the Summary Compensation Table above, upon his resignation he forfeited the phantom units granted to him in 2012 and he did not actually receive the $3,509,870 reported above.

        While Mr. Dupéré's employment relationship is currently governed by an employment agreement, his employment relationship with us during the 2012 was not governed by a formal employment agreement. Like the other named executive officers, however, Mr. Dupéré's phantom unit awards were governed by the PUPP and the individual award agreement that was provided to him at the time of the grant of the awards. Certain terms of the PUPP and the individual award agreements that govern the phantom unit awards have been described above within the compensation discussion and analysis. Specific details regarding the potential acceleration of vesting or the settlement of the awards upon certain terminations of employment or a change in control are contained in the "Potential Payments Upon Termination or Change in Control" below.

  Outstanding Equity Awards as of Fiscal Year-End March 31, 2012

Unit Awards

Name	Number of Time- based Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Performance- based Units That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(4)
Simon Dupéré	42,141	402,025	16,856	80,403
Vance E. Powers	22,779	217,312	6,834	32,598
Rick J. Staples	31,891	304,240	10,680	50,944
Jason A. Dubchak	22,779	217,312	6,834	32,598
Darin T. Olson	20,046	191,239	4,009	19,123

(1)
The outstanding phantom units will be settled, if at all, in cash payments rather than actual common units. Assuming that all service conditions are met for the awards, each of the phantom units reported in this column will vest on March 31, 2014.

(2)
The values reported in this column are calculated by multiplying the market value of our common units on March 31, 2012 ($9.54, which was the closing price of a share of common stock on March 30, 2012, the last applicable trading day before the end of the fiscal year), and multiplying that price by the number of common units that would be earned if service conditions were met for those awards. The values above may increase or decrease based upon the value of our common units

(3)
Of the numbers reported in this column, the following number of phantom units have been forfeited as of the date of this filing: Mr. Dupéré, 25,285; Mr. Powers, 10,251; Mr. Staples, 15,945; Mr. Dubchak, 10,251; and Mr. Olson, 6,014. The remaining phantom units reported in this column will be settled, if at all, in cash payments rather than actual common units. Assuming that all service and performance conditions are met for the remaining outstanding awards, each of the phantom units reported in this column will vest on March 31, 2013.

(4)
The values reported in this column are calculated by multiplying the market value of our common units on March 31, 2012 ($9.54, which was the closing price of a share of common stock on March 30, 2012, the last applicable trading day before the end of the fiscal year), and multiplying that price by the number of common units that would be earned if the threshold (rather than target) performance targets were met for those awards. The values above may increase or decrease based upon the value of our common stock.

  Option Exercises and Stock Vested

        The named executive officers did not hold any options that were exercised or any unit awards that vested during the year ended March 31, 2012.

  Pension Benefits

        We do not maintain or sponsor a pension plan for our named executive officers.

  Nonqualified Deferred Compensation

        We do not maintain or sponsor a nonqualified deferred compensation plan for our named executive officers.

  Potential Payments Upon Termination or Change in Control

        PUPP.    The phantom units that we granted to each of our named executive officers during the 2012 fiscal year contain certain termination and change in control benefits. The PUPP participants must generally be providing services to us or one of our affiliates in order for their award to become vested, but in the event of a PUPP participant's death, disability, retirement, or termination of employment without cause (each term as defined below) unvested phantom unit will vest on a pro rata basis by taking into account the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award. Because one of the phantom unit awards granted to each of the named executive officers in 2012 is also subject to performance criteria, a "target" level of performance will be applied upon any acceleration of vesting to performance-based awards, such that a maximum of 100% of the phantom units originally granted will become vested. If we incur a change in control the phantom units will also receive accelerated vesting, with any performance-based vesting provisions being accelerated at the "target" performance level, if the participant also is terminated by us (or the successor entity) other than for cause or the participant resigns as a result of a constructive dismissal.

        The PUPP defines a "disability" as a participant's inability, due to illness, disease, affliction, mental or physical disability or a similar cause, to perform his or her duties for any consecutive twelve month period or for any eighteen month period, or a court's declaration of the participant's incompetence. A "retirement" is defined as a normal or early retirement pursuant to any applicable retirement plan maintained by us at the time of the retirement. A "change in control" generally will be deemed to have occurred upon (1) the acquisition by any person or group, other than us or one of our affiliates, of ownership of fifty percent (50%) or more of the outstanding shares of Niska Gas Storage Management LLC (a Delaware limited liability company and our "Manager"); or (2) a sale or other disposition of all of substantially all of our assets (or those of our affiliates) to any person other than one of our affiliates. However, the following transactions will not be deemed to result in our change in control: (a) acquisitions by investors in the manager for financing purposes; (b) an underwriter temporarily holding equity interests pursuant to a public offering of those interests; (c) any transfer of assets to an entity that is controlled by us; or (d) an acquisition by any employee benefit plan maintained by us, the manager or an affiliate of either us or the manager. A "constructive dismissal" for a Canadian citizen shall be defined pursuant to the common law, which includes a material change to the executive's title, responsibilities, reporting relationship or compensation, where the termination must occur within the 45 day period following the event that gave rise to the constructive dismissal. A "constructive dismissal" for a U.S. citizen will generally be defined as our material change to the participant's title, responsibilities, reporting relationship or compensation which we do not remedy within a 30 day period of being put on notice of the condition, and where the executive then terminates within a 30 day period following our cure period.

        The table below shows the value of the acceleration of the phantom units that each officer would have received upon a termination of employment that occurred on March 31, 2012. For purposes of the table below we have assumed that our common units were valued at $9.54 (the closing price of a common unit on March 30, 2012, the last applicable trading day before the end of the fiscal year). The actual amount that any named executive officer could receive with respect to his phantom units, however, could only be determined upon an actual termination of employment.

Name	Termination of Employment Due to Death, Disability, Retirement, or our Termination of the Executive without Cause ($)(1)	Termination of Employment without Cause, or due to a Constructive Dismissal, in Connection with a Change in Control ($)(2)
Simon Dupéré	214,412	562,831
Vance E. Powers	105,035	282,508
Rick J. Staples	152,357	406,127
Jason A. Dubchak	105,035	282,508
Darin T. Olson	82,869	229,485

(1)
The amounts reflected in this column were calculated by using the results of the following three items: (a) one-third of the outstanding time-based phantom units reported for each named executive officer above in the "Outstanding Equity Awards as of Fiscal Year-End March 31, 2012" multiplied by $9.54; and (b) one-half of the target number of performance-based phantom unit awards subject to performance conditions that will vest, if at all, on March 31, 2013 multiplied by $9.54 (for Mr. Dupéré, 16,856; Mr. Powers, 6,834; Mr. Staples, 10,630; Mr. Dubchak, 6,834; and Mr. Olson, 4,009). The values do not include any portion of the performance-based phantom units that were forfeited as of March 31, 2012.

(2)
The amounts reflected in this column were calculated by using the results of the following two items: (a) the number of time-based phantom units reported for each named executive officer above in the "Outstanding Equity Awards as of Fiscal Year-End March 31, 2012" multiplied by $9.54; and (b) the target number of performance-based phantom unit awards subject to performance conditions that will vest, if at all, on March 31, 2013 multiplied by $9.54 (for Mr. Dupéré, 16,856; Mr. Powers, 6,834; Mr. Staples, 10,630; Mr. Dubchak, 6,834; and Mr. Olson, 4,009) multiplied by $9.54. The values do not include any portion of the performance-based phantom units that were forfeited as of March 31, 2012.

        Mr. Pope's Resignation.    When Mr. Pope resigned effective July 1, 2011, he received a cash settlement payment of $5,684,075 USD for his 179,953 Class C units that were outstanding at the time of his retirement. Pursuant to the terms of Mr. Pope's Class C units, a termination of employment triggered a cash settlement for the awards. The proceeds from this sale of Class C units were funded by Niska Holdings L.P., rather than us. Mr. Pope also signed a general release in our favor in connection with his receipt of the settlement.

        Mr. Dupéré's Employment Agreement.    We did not have an employment agreement with Mr. Dupéré during the 2012 fiscal year. Upon his appointment on April 24, 2012, we entered into an employment agreement appointing him as President and Chief Executive Officer. The agreement contains certain potential severance and change in control benefits. The Phantom Grant described above will be subject to a three year vesting schedule that will generally lapse on April 24, 2015. If his termination occurs prior to that date due to an Involuntary Termination, he will receive pro-rata accelerated vesting for the Phantom Grant. Other terminations of employment will result in a forfeiture of the award. An "Involuntary Termination" means a termination by us without "cause," or by Mr. Dupéré for "good reason." "Cause" is generally defined in the employment agreement as any action that would entitle us to terminate him without notice or payment in lieu of notice under the common law, including, without limitation, (1) fraud, misappropriation of our property, embezzlement, malfeasance, misfeasance or nonfeasance that is willful or grossly negligent; (2) Mr. Dupéré's willful allowance of a conflict of interest between himself and his duties to us; or (3) Mr. Dupéré's breach of any material covenants or obligations under his employment agreement. A "good reason" event means any of the following without Mr. Dupéré's consent: (a) our requirements that Mr. Dupéré perform duties inconsistent with his position; (b) a material reduction of Mr. Dupéré's annual base salary; (c) our relocation of Mr. Dupéré's primary work location by over 50 miles; (d) our failure to permit Mr. Dupéré to participate in incentive compensation plans or employment benefit programs that are similar to those described within his employment agreement.

        Upon Mr. Dupéré's termination from us for "cause," or Mr. Dupéré's resignation, retirement, death or disability, Mr. Dupéré will not receive any further compensation or benefits pursuant to the employment agreement, and he would forfeit his Phantom Grant if such a termination occurred during the first three years of the term of his employment agreement. In the event that Mr. Dupéré's employment is terminated due to an Involuntary Termination during the first three years of Mr. Dupéré's employment agreement, he will receive a lump sum cash payment equal to two times his then-current annual base salary, less any statutory withholding obligations, and pro-rata vesting acceleration for his Phantom Grant based upon the number of days that Mr. Dupéré was employed during the three year period. If Mr. Dupéré's Involuntary Termination occurs following the first three years of the employment agreement, he would receive a lump sum cash payment equal to two times his then-current annual base salary, less any statutory withholding obligations. In the event that Mr. Dupéré's Involuntary Termination occurs on or during the two year period following a change in control, Mr. Dupéré will receive a lump sum cash payment equal to two times his then-current annual base salary (less any statutory withholding obligations), the accelerated vesting of all equity-based compensation awards held on the date of Mr. Dupéré's termination of employment, and the pro-rata payment of his annual bonus for the year in which the termination occurs.

        The employment agreement contains standard restrictive covenants. Mr. Dupéré's non-competition restrictions will extend for a twelve month period following Mr. Dupéré's termination of employment, and his solicitation provision will cover a six month period following his termination of employment. In the event that any incentive-based compensation is paid to Mr. Dupéré during his employment with us, and any law, government regulation or stock exchange listing requires us to recover any necessary portion of that payment from Mr. Dupéré, we will be entitled to recover the grant or payment.

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

  •
  Our compensation mix is balanced among (i) fixed components like salary and benefits, and (ii) annual incentives that reward our overall financial performance and operational measures.

  •
  The compensation committee has discretion to reduce performance-based awards when it determines that such adjustments would be appropriate based on our interests and the interests of our unit holders.

  •
  Executive officers are subject to certain blackout periods and our insider trading policy.

Director Compensation

        Officers, employees or paid consultants and advisors of our manager or its affiliates who also serve as our directors will not receive additional compensation for their service as our directors. Directors who are not officers, employees or paid consultants and advisors of our manager or its affiliates ("Eligible Directors") receive an annual cash retainer of $50,000 and common units with a market value equal to $50,000 at the time of the award. The board chairperson receives an additional fee of $62,500 and common units with a market value equal to $62,500 at the time of the award. In addition, Eligible Directors receive $1,500 for each board and committee meeting that they attend. The Chairperson of the audit committee receives an additional annual fee of $15,000. Directors serving as the Chairperson of our other committees will receive an additional annual fee of $10,000. Directors also receive reimbursement for out-of-pocket expenses associated with attending meetings of the board or committees and director and officer liability insurance coverage. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

        Mr. Dupéré joined our board in connection with his appointment as our Chief Executive Officer, but he did not serve on the board during the 2012 fiscal year. Other board members that served on our board during the 2012 (E. Bartow Jones, George A. O'Brien, William H. Shea, and Andrew W. Ward) were not paid any compensation by us for their services to our board, as they are appointed and compensated by Riverstone.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($)(4)	Changes in Nonqualified Deferred Compensation Earnings ($)(5)	Total ($)
Deborah M. Fretz(1)	129,875	96,875	423	227,173
James G. Jackson(2)	72,899	50,000	—	122,899
Stephen C. Muther	95,000	50,000	15	145,015
David F. Pope(3)	49,500	37,500	—	87,000

(1)
In connection with Mr. Pope's resignation, our board elected Ms. Deborah Fretz as our interim non-executive Chairman of the board, effective July 1, 2011.

(2)
Mr. Jackson was appointed as a member of the board of directors on May 12, 2011.

(3)
On June 8, 2011, Mr. Pope informed our board that he was resigning as our President and Chief Executive Officer, effective July 1, 2011. Mr. Pope has remained a member of our board following his resignation. As a member of our board, Mr. Pope is entitled to the same compensation as our other Eligible Directors, and amounts shown here reflect 9 months of compensation.

(4)
Represents the aggregate number of common unit awards granted to the named director during the prior fiscal year, calculated in accordance with the grant date fair value under ASC Topic 718. Additional details regarding our unit awards are included in Note 13 of the Notes to our Consolidated Financial Statements.

(5)
Represents the above market interest that Ms. Fretz and Mr. Muther received with respect to their respective accounts within the Niska Gas Storage Partners LLC Directors Deferred Compensation Plan, described below.

        On August 10, 2011, we adopted the Niska Gas Storage Partners LLC Director Deferred Compensation Plan (the "Deferred Plan"). The purpose of the Deferred Plan is to allow us to attract and retain Eligible Directors to serve as our directors. The Deferred Plan is an unfunded arrangement intended to be exempt from the participation, vesting, funding and fiduciary requirements set forth in Title I of the Employee Retirement Income Security Act of 1974, as amended, and to comply with Section 409A of the Internal Revenue Code of 1986, as amended ("Section 409A"). Our obligations under the Deferred Plan are general unsecured obligations to pay deferred compensation in the future to eligible director participants in accordance with the terms of the Deferred Plan.

        Participation and Deferrals.    The Deferred Plan is based on a calendar year plan year. However, the initial plan year was a short plan year that began August 10, 2011 and ended December 31, 2011. Eligible Directors may participate in the Deferred Plan, provided that they are not residents of Canada for purposes of the Income Tax Act (Canada) and not otherwise subject to Canadian taxation under the Income Tax Act (Canada) . Any such Eligible Director may become a participant (a "Participant") in the Deferred Plan for an applicable plan year by electing during the open enrollment period to defer a portion of his or her compensation on an election form. A Participant may defer a stated dollar amount, or a designated full percentage, up to a maximum percentage of 100% of the Participant's compensation for the applicable plan year. At the time of election, the Participant can choose to defer the compensation until either (i) the Participant's termination or (ii) a future year in which the Participant is still providing services to us and that is at least two calendar years after the year in which the deferred compensation would otherwise have been paid (a "Scheduled In-Service Withdrawal"). We may also elect to make a discretionary contribution to a Participant's account, which may be subject to a vesting schedule, in an amount and at such time as determined by our board.

        Investment Options.    At the time of making his or her deferral election, a Participant will also select the investment option with which the Participant would like for us to credit the Participant for basic deferrals. The Participant may select between two cash investment crediting rate options: (i) an annual rate of interest equal to one percent (1%) below the prime rate of interest as quoted by Bloomberg, compounded daily, or (ii) one or more benchmark mutual funds chosen by the plan administrator as an investment option for the Deferred Plan. Notwithstanding the preceding sentence, under the Deferred Plan, we have the discretion to choose an investment crediting rate for a Participant other than the investment crediting rate requested by the Participant; provided that such investment crediting rate cannot be less than (i) in the preceding sentence. For the initial short plan year through March 15, 2012, we chose to give all Participants an investment crediting rate equal to 5% on all deferred amounts. On March 15, 2012, the plan administrator chose benchmark mutual funds with Morgan Stanley as the investment option for the Deferred Plan. As a result, since March 15, 2012, growth realized in the accounts has been and will be in line with the Morgan Stanley benchmark mutual funds chosen by the plan administrator.

        Distributions.    A Participant may elect to receive a distribution of his Deferred Plan account upon a termination of service at any of the following times: (i) as soon as practicable following the termination of service, (ii) in the first January following the termination of service, or (iii) in the second January following the termination of service. All account distributions are made in lump sum cash payments. If a Participant fails to elect the time at which his account balance will be paid out, it will be paid as soon as practicable following the termination of service. If a Participant elected to receive a Scheduled In-Service Withdrawal, the Participant may subsequently elect to delay such distribution for a minimum period of five calendar years; provided that such election is made at least 12 months prior to the date that such distribution would otherwise be made. If a Participant elected to receive a Scheduled In-Service Withdrawal and is otherwise terminated prior to such distribution, the Scheduled In-Service Withdrawal will be cancelled and the entire account balance of the Participant will be paid according to the Participant's termination distribution election. In the event of an unforeseeable emergency, a Participant may apply to the plan administrator, who has sole and absolute discretion to approve such application, to request that all or a portion of the Participant's account balance to be distributed prior to termination or a Scheduled In-Service Withdrawal. In the event a Participant dies while providing services to us, the Participant's account balance will be paid to the Participant's beneficiary in the manner previously elected by the Participant. The Deferred Plan has provisions that provide for special distribution rights with respect to any spousal claims made pursuant to a domestic relations order.

        Administration.    The Deferred Plan is administered by our board of directors, or a plan administrator that our board may appoint, which we refer to as the plan administrator. The plan administrator directly administers the Deferred Plan and has the right to adopt rules of procedure and regulations necessary for administration of the Deferred Plan and review and render decisions respecting claims for benefits under the Deferred Plan, among other powers and duties. The Deferred Plan may be amended, suspended, or terminated at any time by our board; provided that, no such amendment, suspension or termination may adversely impact the amount of benefits a participant has accrued under the Deferred Plan or deprive a participant of such benefits except to the extent required by applicable law. The Deferred Plan also provides for claims for benefits procedures and a review process in the event of a dispute by a Participant under the Deferred Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth the beneficial ownership of our units by:

  •
  each person known by us to be a beneficial owner of more than 5% of our outstanding units;

  •
  each of our directors;

  •
  each of our named executive officers; and

  •
  all of our directors and executive officers as a group.

        The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them as of March 31, 2012, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
Niska Sponsor Holdings Cooperatief U.A.(1)	16,304,745	48.2%	33,804,745	100%	74.1%
Simon Dupéré	7,000	*	—	—	*
Vance E. Powers	2,000	*	—	—	*
Rick J. Staples	—	—	—	—	—
Jason A. Dubchak	—	—	—	—	—
Jason S. Kulsky	10,000	*	—	—	*
Darin T. Olson	4,500	*	—	—	*
Deborah M. Fretz	11,909	*	—	—	*
James G. Jackson	3,532	*	—	—	*
E. Bartow Jones	—	—	—	—	—
Stephen C. Muther	9,617	*	—	—	*
George A. O'Brien	—	—	—	—	—
David F. Pope	3,354	*	—	—	*
William H. Shea, Jr.	—	—	—	—	—
Andrew W. Ward	—	—	—	—	—
All directors and executive officers as a group (fourteen persons)	51,912	*	—	—	*

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

        On August 24, 2011, we entered into a Common Unit Purchase Agreement with Holdco pursuant to which we issued and sold to Holdco, and Holdco purchased from us, 687,500 common units for a cash purchase price of $16.00 per common unit or $11,000,000 in the aggregate.

        Holdco owns 16,304,745 common units and 33,804,745 subordinated units, representing approximately 74.1% of our units and the incentive distribution rights. In addition, our manager owns a 2% managing member interest in us.

        On December 20, 2011, we purchased the net assets of Starks Gas Storage LLC, Coastal Bend Gas Storage LLC, and Sundance Gas Storage ULC from Holdco and from R/C Sundance Cooperatief U.A. for consideration of $5.0 million.

        During the year ended March 31, 2012, we purchased certain Class B units of Niska Holdings Canada from certain non-executive officers and employees of Niska Partners for $2.2 million.

  Agreements with Affiliates

        During the year ended March 31, 2012, we entered into various agreements that effected our formation transactions, including the transfer of assets to, and the assumption of liabilities by, us and our subsidiaries. These agreements were not the result of arm's-length negotiations and the terms of these agreements were not necessarily at least as favorable to the parties to these agreements as the terms which could have been obtained from unaffiliated third parties. All of the transaction expenses incurred in connection with our formation transactions, including the expenses associated with transferring assets to our subsidiaries were paid from the proceeds of our IPO.

  Services Agreement

        On March 5, 2010, our subsidiary, AECO Partnership, entered into a services agreement with certain affiliates of Holdco pursuant to which it would provide employees to manage certain development projects for Holdco or its affiliates in return for a service fee that is to be agreed upon between the parties from time to time. AECO Partnership subsequently assigned its rights and obligations under the services agreement to Niska Gas Storage Management ULC. The initial term of the services agreement expired on March 31, 2012, at which point it was automatically renewed for an additional one-year term. The current term will expire on March 31, 2013, at which point it will automatically renew for an additional one-year term unless it is terminated.

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

Item 14.    Principal Accounting Fees and Services.

        The following table presents fees for professional services rendered by KPMG LLP for 2012, 2011 and 2010:

	Niska		Niska Predecessor
	Year Ended March 31,
	2012	2011	2010
Audit Fees(1)	$1,306,965	$1,370,401	$1,970,000
Audit -Related fees	$75,000	$—	$—
Tax Fees(2)	—	43,465	30,786

Total	$1,381,965	$1,413,866	$2,000,786

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) (1)  Financial Statements

        See "Index to the Consolidated Financial Statements" set forth on Page F-1.

       (2)   Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)   Exhibits

EXHIBIT LIST

Exhibit Number			Description
3.1		—	Certificate of formation of Niska Gas Storage Partners LLC (incorporated by reference to exhibit 3.1 to Amendment No. 2 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on April 15, 2010)

3.2		—	First Amended and Restated Operating Agreement of Niska Gas Storage Partners LLC dated May 17, 2010 (incorporated by reference to exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 19, 2010)

4.1		—	Registration Rights Agreement between Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöperatief U.A. dated May 17, 2010 (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K filed on May 19, 2010)

4.2		—	Amendment No. 1 to Registration Rights Agreement made as of August 24, 2011, by and between Niska Gas Storage Partners LLC, a Delaware limited liability company and Niska Sponsor Holdings Coöperatief U.A. (incorporated by reference to exhibit 4.1 of the Company's Form 10-Q Quarterly Report, filed on November 7, 2011)

10.1	†	—	Niska Gas Storage Partners LLC 2010 Long-Term Incentive Plan effective as of May 16, 2010 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 19, 2010)

10.2		—	Contribution, Assignment and Assumption Agreement dated as of May 17, 2010 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 12, 2010)

10.3		—	Credit Agreement dated as of March 5, 2010 among Niska Gas Storage US, LLC, as US Borrower, and AECO Gas Storage Partnership, as Canadian Borrower, Niska GS Holdings I, L.P., Niska GS Holdings II, L.P., Royal Bank of Canada, as Administrative Agent and Collateral Agent and the other lenders party thereto (incorporated by reference to exhibit 10.4 to Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.4		—	Indenture dated as of March 5, 2010 among Niska Gas Storage US, LLC, Niska Gas Storage US Finance Corp., Niska Gas Storage Canada ULC and Niska Gas Storage Canada Finance Corp., as issuers, each of the Guarantors party thereto, and The Bank of New York Mellon, as Trustee (incorporated by reference to exhibit 10.5 to Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.5	†	—	Executive Employment Agreement of David Pope dated August 20, 2006 (incorporated by reference to exhibit 10.8 to Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.6	†	—	Amendment to Executive Employment Agreement of David Pope dated March 1, 2009 (incorporated by reference to exhibit 10.9 to Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.7	†	—	Executive Employment Agreement of Simon Dupéré dated April 24, 2012 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 30, 2012)

Exhibit Number			Description
10.8		—	Services Agreement dated March 5, 2010 among AECO Gas Storage Partnership, Niska GS Holdings US, L.P. and Niska Holdings L.P. (incorporated by reference to exhibit 10.3 to Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.9		—	Common Unit Purchase Agreement made as of August 24, 2011 by and between Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöperatief U.A. (incorporated by reference to exhibit 10.1 of the Company's Form 10-Q Quarterly Report, filed on November 7, 2011)

12.1	*	—	Statement regarding computation of ratios

21.1		—	List of Subsidiaries of Niska Gas Storage Partners LLC (incorporated by reference to exhibit 21.1 to Amendment No. 1 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

23.1	*	—	Consent of KPMG LLP (Houston)

23.2	*	—	Consent of KPMG LLP (Calgary)

31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	—	XBRL Instance Document.

101.SCH	*	—	XBRL Taxonomy Extension Schema Document.

101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document.

*
Filed herewith.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to this 10-K pursuant to Item 15(b).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NISKA GAS STORAGE PARTNERS LLC
By:	/s/ SIMON DUPÉRÉ Simon Dupéré President and Chief Executive Officer and Director

Date: June 11, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIMON DUPÉRÉ Simon Dupéré	President and Chief Executive Officer and Director (Principal Executive Officer)	June 11, 2012
/s/ VANCE E. POWERS Vance E. Powers	Chief Financial Officer (Principal Financial and Accounting Officer)	June 11, 2012
/s/ DEBORAH M. FRETZ Deborah M. Fretz	Director	June 11, 2012
/s/ JAMES G. JACKSON James G. Jackson	Director	June 11, 2012
/s/ E. BARTOW JONES E. Bartow Jones	Director	June 11, 2012
/s/ STEPHEN C. MUTHER Stephen C. Muther	Director	June 11, 2012
/s/ GEORGE A. O'BRIEN George A. O'Brien	Director	June 11, 2012

Signature	Title	Date

/s/ DAVID F. POPE David F. Pope	Director	June 11, 2012
/s/ WILLIAM H. SHEA, JR. William H. Shea, Jr.	Director	June 11, 2012
/s/ ANDREW W. WARD Andrew W. Ward	Director	June 11, 2012

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

        Management evaluated Niska Partners' internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of March 31, 2012, Niska Partners' internal control over financial reporting was effective.

        Niska Partners' independent registered public accounting firm, KPMG LLP, has audited the internal control over financial reporting. Their opinion on the effectiveness of Niska Partners' internal control over financial reporting appears herein.

Date: June 11, 2012

/s/ SIMON DUPÉRÉ Simon Dupéré President and Chief Executive Officer and Director	/s/ VANCE E. POWERS Vance E. Powers Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited Niska Gas Storage Partners LLC's (the "Company") internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Niska Gas Storage Partners LLC maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Niska Gas Storage Partners LLC as of March 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive income, partners' equity, and cash flows for each of the years in the two-year period ended March 31, 2012, and our report dated June 11, 2012 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas
June 11, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited the accompanying consolidated balance sheets of Niska Gas Storage Partners LLC (the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of earnings and comprehensive income, members' equity, and cash flows for each of the years in the two-year period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the 2012 and 2011 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 11, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

        As discussed in Note 2 to the consolidated financial statements, the balance sheet, and the related statements of earnings and comprehensive income, members' equity, and cash flows prior to May 17, 2010 have been prepared on a combined basis of accounting.

(signed) KPMG LLP

Houston, Texas
June 11, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited the accompanying combined statements of earnings and comprehensive income, cash flows and changes in partners' equity of Niska GS Holdings I LP and Niska GS Holdings II LP ("Niska Predecessor") for the year ended March 31, 2010. These combined financial statements are the responsibility of Niska Predecessor's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of Niska Predecessor's operations and its combined cash flows for the year ended March 31, 2010, in conformity with U.S generally accepted accounting principles.

(signed) KPMG LLP
 Chartered Accountants

Calgary, Canada
June 24, 2010

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

	Year ended March 31,
	2012	2011	2010
			(Niska Predecessor)
REVENUES
Long-term contract revenue	$116,244	$119,566	$109,795
Short-term contract revenue	29,809	40,972	58,375
Optimization, net (Note 14)	122,528	69,537	102,335

	268,581	230,075	270,505
EXPENSES (INCOME)
Operating	43,978	44,772	38,153
General and administrative	28,582	34,568	36,640
Depreciation and amortization (Notes 4 and 5)	46,132	46,891	43,062
Impairment of goodwill (Note 5)	250,000	—	—
Loss on impairment and sale of assets (Note 4)	5,342	—	650
Interest (Notes 6 and 15)	74,630	77,007	38,119
Loss on extinguishment of debt (Note 7)	4,861	—	—
Foreign exchange losses (gains)	682	(518)	(7,189)
Other income	(167)	(48)	(79)

(LOSS) EARNINGS BEFORE INCOME TAXES	(185,459)	27,403	121,149

Income tax (benefit) expense (Note 10)
Current	412	1,213	1,344
Deferred	(20,099)	(31,267)	66,596

	(19,687)	(30,054)	67,940

NET (LOSS) EARNINGS AND COMPREHENSIVE (LOSS) INCOME	(165,772)	57,457	$53,209

Less:
Net earnings prior to initial public offering on May 17, 2010	—	36,234

Net (loss) earnings subsequent to initial public offering on May 17, 2010	$(165,772)	$21,223

Net earnings subsequent to initial public offering allocated to:
Managing Member	$(3,283)	$901

Common unitholders	$(82,063)	$10,161

Subordinated unitholder	$(80,426)	$10,161

(Loss) earnings per unit allocated to common unitholders
—basic and diluted	$(2.39)	$0.31

(Loss) earnings per unit allocated to subordinated unitholder
—basic and diluted	$(2.39)	$0.31

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

	As at March 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$13,342	$117,742
Margin deposits	—	79,107
Trade receivables	2,468	2,434
Accrued receivables	49,046	45,293
Natural gas inventory	230,739	133,576
Prepaid expenses and other current assets	3,162	5,830
Short-term risk management assets (Notes 11 and 12)	140,670	59,717

	439,427	443,699
Long-term Assets
Property, plant and equipment, net of accumulated depreciation (Note 4)	968,128	964,146
Goodwill (Note 5)	245,604	495,604
Long-term natural gas inventory	15,264	15,264
Intangible assets, net of accumulated amortization (Note 5)	85,309	98,846
Deferred charges, net of accumulated amortization (Note 6)	15,182	22,215
Other Assets	1,624	—
Long-term risk management assets (Notes 11 and 12)	32,820	21,496

	1,363,931	1,617,571

	$1,803,358	$2,061,270

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Revolving credit facility (Note 7)	$150,000	$—
Margin deposits	20,707	—
Current portion of obligations under capital lease (Note 8)	1,295	—
Trade payables	1,527	2,408
Current portion of deferred taxes (Note 10)	22,821	29,022
Deferred revenue	11,235	4,738
Accrued liabilities	37,293	86,662
Short-term risk management liabilities (Notes 11 and 12)	58,870	48,719

	303,748	171,549
Long-term Liabilities
Long-term risk management liabilities (Notes 11 and 12)	21,596	22,629
Asset retirement obligations (Note 9)	1,554	1,484
Funds held on deposit	234	121
Deferred income taxes (Note 10)	129,952	148,514
Obligations under capital lease (Note 8)	12,094	—
Long-term debt (Note 7)	643,790	800,000

	1,112,968	1,144,297
MEMBERS' EQUITY
Common units	391,585	510,275
Subordinated units	287,105	390,283
Managing Member's interest	11,700	16,415

	690,390	916,973
Commitments and contingencies (Notes 7, 13 and 17)
Subsequent events (Note 22)

	$1,803,358	$2,061,270

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	Year ended March 31,
	2012	2011	2010
			(Niska Predecessor)
Operating Activities
Net (loss) earnings	$(165,772)	$57,457	$53,209
Adjustments to reconcile net earnings to net cash provided by operating activities:
Unrealized foreign exchange losses (gains)	391	770	(150)
Deferred income tax (benefit) expense (Note 10)	(20,648)	(31,267)	66,596
Unrealized risk management (gains) losses (Notes 11 and 12)	(83,193)	44,787	10,243
Depreciation and amortization (Notes 4 and 5)	46,132	46,891	43,062
Deferred charges amortization (Note 6)	3,942	4,124	12,359
Loss on extinguishment of debt (Note 7)	4,861	—	—
Loss on impairment and sale of assets (Note 4)	5,342	—	650
Impairment of goodwill (Note 5)	250,000	—	—
Write-down of inventory	23,400	—	3,400
Changes in non-cash working capital (Note 18)	(56,420)	(69,377)	(33,482)

Net cash provided by operating activities	8,035	53,385	155,887

Investing Activities
Property, plant and equipment expenditures	(52,820)	(20,375)	(67,754)

Net cash used in investing activities	(52,820)	(20,375)	(67,754)

Financing Activities
Proceeds from debt issuance	—	—	800,000
Proceeds on revolver drawings	701,800	567,000	185,000
Revolver repayments	(551,800)	(567,000)	(250,000)
Debt repayments	(158,012)	—	(596,956)
Payment of deferred financing costs	—	(2,086)	(24,572)
Net proceeds from issuance of common units	11,000	333,459	—
Capital contributions from partners	—	—	33,000
Proceeds from financing liabilities	13,245	—	—
Distributions to partners (Notes 13 and 19)	(74,568)	(378,003)	(128,966)
Acquisition of interest in parent company	(2,176)	—	—
Acquisition of assets from parent company	428	—	—

Net cash (used in) provided by financing activities	(60,083)	(46,630)	17,506

Effect of translation on foreign currency cash and cash equivalents	468	(197)	160
Net (decrease) increase in cash and cash equivalents	(104,400)	(13,817)	105,799
Cash and cash equivalents, beginning of the year	117,742	131,559	25,760

Cash and cash equivalents, end of the year	$13,342	$117,742	$131,559

Supplemental cash flow disclosures (Note 19)

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members' Equity

(in thousands of U.S. dollars)

	Niska Gas Storage Partners LLC			Niska Predecessor
	Common Units	Subordinated Units	Managing Member's Interest	Partners' Capital	Retained Earnings	Total
Balance, April 1, 2009	$—	$—	$—	$816,991	$160,383	$977,374
Capital contributions	—	—	—	33,000	—	33,000
Net earnings	—	—	—		53,209	53,209
Cash distributions to Partners	—	—	—		(133,797)	(133,797)

Balance, March 31, 2010	—	—	—	849,991	79,795	929,786

Net earnings, April 1, 2010-May 16, 2010	—	—	—	—	36,234	36,234
Cash distributions to Partners	—	—	—	(153,614)	(159,726)	(313,340)
Non-cash distribution of Starks Gas Storage LLC and Coastal Bend Gas Storage LLC	—	—	—	(15,604)	(10,122)	(25,726)
Exchange of Partners' capital for common and subordinated units, incentive distribution rights, and Managing Member's interest	198,340	411,807	16,807	(680,773)	53,819	—
Net proceeds from initial public offering	333,459	—	—	—	—	333,459
Net earnings, May 17, 2010 to March 31, 2011	10,161	10,161	901	—	—	21,223
Distributions to Unitholders	(31,685)	(31,685)	(1,293)	—	—	(64,663)

Balance, March 31, 2011	510,275	390,283	16,415	—	—	916,973

Net loss	(82,063)	(80,426)	(3,283)	—	—	(165,772)
Distributions to Unitholders	(48,981)	(24,101)	(1,486)	—	—	(74,568)
Acquisition of interest in parent company	(1,066)	(1,066)	(44)	—	—	(2,176)
Acquisition of assets from parent company	212	208	8	—	—	428
Issuance of common units	11,000	—	—	—	—	11,000
Tax benefit of offering costs	2,208	2,207	90	—	—	4,505

Balance, March 31, 2012	$391,585	$287,105	$11,700	$—	$—	$690,390

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

        At March 31, 2012, Niska Partners had 34,492,245 common units outstanding and 33,804,745 subordinated units outstanding. Of these amounts, 16,992,245 common units and all of the subordinated units are owned by Sponsor Holdings, along with a 1.98% Managing Member's interest in the Company and all of the IDRs. Including all of the common and subordinated units owned by Sponsor Holdings, along with the 1.98% Managing Member's interest, Sponsor Holdings has a 74.88% ownership interest in the Company, excluding the IDRs. The remaining 17,500,000 common units, representing a 25.12% ownership interest excluding the IDRs, are owned by the public.

        Niska Partners operates the Countess and Suffield gas storage facilities (collectively, the AECO Hub™) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Each of these facilities markets natural gas storage services in addition to optimizing storage capacity with its own proprietary gas purchases.

2. Significant Accounting Policies

Basis of presentation

        These consolidated financial statements have been prepared to reflect the consolidated financial position, results of operations and cash flows of Niska Partners and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results from the pre-IPO period of April 1, 2010 to May 16, 2010, as well as the comparative year's disclosures for Niska Predecessor, have been prepared to reflect the combined financial position, results of operations, and cash flows of the predecessor Partnerships and their subsidiaries and have been prepared in accordance with GAAP.

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

        These financial statements include the accounts of Niska Partners and its wholly-owned subsidiaries, including AECO Gas Storage Partnership, Wild Goose Storage LLC, Niska Gas Storage, LLC and Salt Plains Storage, LLC, Access Gas Services Inc., Access Gas Services

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

(Ontario) Inc., EnerStream Agency Services Inc., and Niska Partners Management ULC. All material inter-company transactions have been eliminated.

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

        Energy trading contracts resulting in the delivery of a commodity where Niska Partners is the principal in the transaction are recorded as optimization revenues at the time of physical delivery. Realized and unrealized gains and losses on financial energy trading contracts are included in optimization revenue (see Note 12).

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

Natural gas inventory

        The Company's inventory is natural gas injected into storage which is held for resale. Inventory is valued at the lower of weighted average cost or market. Costs to store the gas are recognized as operating expenses in the period the costs are incurred. For the year ended March 31, 2012, the Company recorded a write-down of $23.4 million (March 31, 2011—$ nil; March 31, 2010—$3.4 million), which is included in revenues in Optimization, net.

        Long-term inventory represents non-cycling working gas. Non-cycling working gas was injected by the Company to increase pressure within the reservoirs to allow it to market higher cycling contracts or

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

previously un-saleable gas from an underutilized reservoir that can be sold into the market when the Company adds mechanical compression to the reservoir. This mechanical compression allows access to natural gas that was previously required to maintain pressure within the reservoir. Long-term inventory is carried at cost and is subject to an annual test for impairment.

Property, plant and equipment

        Property, plant and equipment are recorded at cost when purchased. Depreciation is computed using the declining balance method for each category of asset using the following rates:

Facilities	5% and 15%
Wells	5%
Pipelines and measurement	5%
Office furniture and fixtures	20%
Computer hardware and software	30%
Other	10%

        Property, plant and equipment under capital leases are depreciated using the declining balance method over the lesser of the useful lives of the assets or the lease term.

        Certain volumes of natural gas defined as cushion gas are required for maintaining a minimum field pressure. Cushion gas is considered a component of the facility and as such is not amortized because it is expected to ultimately be recovered and sold. Cushion gas is monitored to ensure that it provides effective pressure support for the facility. In the event that gas moves to another area of the reservoir where it does not provide effective pressure support, a loss is recorded, within depreciation expense, equal to the estimated volumes that have migrated (see Note 4).

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

Leases

        Niska Partners determines a lease to be an operating or capital lease based upon the terms of the lease, estimated fair value of the leased assets, estimated life of the leased assets, and the contractual minimum lease payments as defined within the lease agreements. If the Company concludes that it has substantively all of the risks of ownership of a leased property and therefore is deemed the owner of the property for accounting purposes, it records an asset and related obligations under capital lease at the lower of the present value of the minimum lease payments or the fair value of the asset.

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

Risk management activities

        The Company uses natural gas derivatives and other financial instruments to manage its exposure to changes in natural gas prices, and foreign exchange rates. These financial assets and liabilities, which are recorded at fair value on a recurring basis, are included in one of three categories based on a fair value hierarchy with realized and unrealized gains (losses) recognized in earnings (see Note 12).

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

        The Canadian subsidiaries remain subject to examination by Canadian federal and provincial tax jurisdictions for all years filed after 2008. The Company's unit holders, relative to the Company, remain subject to examination by US federal and state tax jurisdictions for years from 2008 and beyond.

Long term equity-based incentives

        Effective April 1, 2011, Niska Partners' compensation committee approved awards of phantom units with distribution equivalent rights to certain key employees. These awards include both time-based and performance-based components.

        Unit award grants are classified as liabilities. Fair value of the unit grants is determined on the date of grant and re-measured on the close of business at each reporting period end until the settlement date. Fair value at each re-measurement date will be equal to the liability of the settlement expected to be incurred based on the anticipated number of units vested adjusted for the payout threshold associated with the performance targets achieved by the Company as compared to its established peers. The pro-rata number of units vesting will be calculated as the number of performance awards multiplied by the percentage of the requisite service period, plus additional units granted in lieu of the cash distributions paid on the vested units.

        Compensation expense is calculated as the re-measured expected payout less previously-recognized compensation expense.

        Certain unit awards include performance and other provisions that can result in payouts to the recipients of 0% up to 200% of the amount of the award. Judgments and assumptions of the final award payouts are inherent in the accruals recorded incentive compensation costs. The use of alternate judgments and assumptions could result in the recognition of different levels of incentive compensation costs.

3. Recent Accounting Pronouncements

Accounting Standards Update 2011-04

        In May 2011, the Financial Accounting Standards Board ("FASB") issued guidance that updates the previous reporting requirement under Accounting Standards Codification ("ASC") 820. This update, which becomes effective for interim and annual periods beginning after December 15, 2011, requires additional disclosures about the transfers between Level 1 and Level 2 of the fair value hierarchy, the sensitivity of unobservable inputs to the fair value measurements within Level 3 of the fair value hierarchy, and disclosure of the categorization by level of the fair value hierarchy for items for which fair value disclosure is required but that are not measured at fair value in the statement of financial position. The Company has included the appropriate disclosures in its financial statements at March 31, 2012 and the adoption of this standard did not have a material impact on the Company's financial statements and related disclosures.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

3. Recent Accounting Pronouncements (Continued)

        In September 2011, the FASB issued guidance that updates the requirements for testing for goodwill impairment. This update, which will become effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, permits entities testing for goodwill impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount on the basis of qualitative factors, the two step impairment test is required. The update does not change how goodwill is calculated or assigned to reporting units and did not affect the impairment of goodwill described in note 5. The Company will adopt this new guidance effective April 1, 2012 and does not expect its adoption to materially affect its financial statements.

        In December 2011, the FASB issued amended guidance to enhance disclosures that will enable users of the financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with current U.S. GAAP or subject to an enforceable master netting agreement. This guidance is effective for annual periods beginning on or after January 1, 2013. Adoption of these amendments is expected to result in an increase in disclosures regarding financial instruments which are subject to offsetting as described in this amendment.

4. Property, Plant and Equipment

        Property, plant and equipment are comprised of the following:

	As at March 31, 2012
	Cost	Accumulated Amortization	Net Book Value
Cushion gas	$433,578	$—	$433,578
Pipelines and measurement	298,760	(70,655)	228,105
Wells	125,420	(31,450)	93,970
Facilities	179,518	(51,670)	127,848
Computer hardware and software	3,728	(2,134)	1,594
Construction in progress, including projects under development	81,694	—	81,694
Office furniture, equipment and other	2,407	(1,068)	1,339

	$1,125,105	$(156,977)	$968,128

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

4. Property, Plant and Equipment (Continued)

	As at March 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Cushion gas	$458,312	$—	$458,312
Pipelines and measurement	292,401	(59,197)	233,204
Wells	124,989	(26,638)	98,351
Facilities	179,379	(42,703)	136,676
Computer hardware and software	2,532	(1,866)	666
Construction in progress, including projects under development	35,472	—	35,472
Office furniture, equipment and other	2,369	(904)	1,465

	$1,095,454	$(131,308)	$964,146

        During the year ended March 31, 2012, a loss of $6.7 million of cushion gas was recorded in depreciation and amortization expense on the consolidated statements of earnings and comprehensive income for the estimated amount of cushion gas that had migrated (March 31, 2011—$5.5 million; March 31, 2010—$1.8 million). In addition, the Company sold cushion gas at its Wild Goose facility, which resulted in a loss of $2.8 million.

        During the year ended March 31, 2012, certain steel pipe that was deemed no longer fit to transport natural gas was sold after March 31, 2012 (Note 22). These assets were valued as of March 31, 2012 using a combination of the present value of future cash flows method and the subsequently agreed selling price, resulting to an impairment charge of $2.5 million (March 31, 2011—$ nil; March 31, 2010—$0.7 million).

5. Goodwill and Other Intangible Assets

Goodwill

        Niska Partners is required to perform an annual impairment test with respect to the valuation of its goodwill, a test which is performed at the Company's fiscal year end of March 31. However, Niska Partners is also required to evaluate on an interim basis whether there are factors which indicate that economic and/or business conditions have deteriorated such that the value of its goodwill has declined since its most recent annual test. During the three months ended December 31, 2011, the Company concluded that a number of factors, including the continued narrow difference between summer and winter prices in the natural gas futures market, sometimes referred to as the seasonal spread, along with a significant reduction in natural gas price volatility were impairment indicators. The Company made this determination because these factors had a material negative effect on its current financial performance and its expected performance for the balance of the fiscal year then ending March 31, 2012. Management was unable to predict whether these factors will reverse in periods beyond the current fiscal year. Therefore, management performed an interim goodwill impairment test.

        The goodwill impairment test is performed at a reporting unit level. Reporting units are identified and distinguished based on how the associated business is managed, taking into consideration the nature of services offered, the types of customer contracts entered into and the nature of the economic

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

5. Goodwill and Other Intangible Assets (Continued)

and regulatory environment. Niska Partners has four reporting units (its AECO HubTM facility in Alberta, its Wild Goose facility in California, its Salt Plains facility in Oklahoma and its contractual capacity on the Natural Gas Pipeline of America ("NGPL") system). These reporting units are aggregated into one operating segment for financial reporting purposes. Prior to the impairment test, Niska Partners' total goodwill of $495.6 million was recorded at the AECO HubTM facility ($455.0 million) and the NGPL capacity ($40.6 million). There is no goodwill recorded at the Wild Goose or Salt Plains facilities.

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

        The Company determined the fair value of the AECO HubTM and NGPL reporting units using a combination of the present value of future cash flows method and the comparable transactions method. The present value of future cash flows was estimated using (i) discrete financial forecasts, which rely on management's estimates of revenue, expenses and volumes, (ii) long-term natural gas volatility and seasonal spreads (iii) long-term average exchange rate between the United States Dollar and the Canadian Dollar and (iv) appropriate discount rates. The comparable transactions method analyzed other purchases of similar assets and considered (i) the anticipated cash flows of the Company determined above, (ii) recent transaction multiples based on anticipated cash flows and (iii) the similarity of comparable transactions to the Company's facilities. Specifically, the Company used experience and budgeted amounts to estimate cycling volumes and expenses, the future summer to winter spreads which reflects its longer term outlook, extrinsic values consistent with those achieved in the business to estimate future revenue, and a discount rate of 8.875%. These values used to estimate future revenues are lower than the seasonal storage spread and extrinsic values used in the Company's most recent annual test. The Company also used a comparable transaction multiple consistent with transactions for depleted reservoir storage facility acquisitions (the type of facilities comparable to the Company's AECO HubTM facility) completed between 2006 and 2012. Both the AECO HubTM facility and the NGPL leased capacity failed step one of the goodwill impairment test; therefore, the second step of impairment test was performed.

        In step two, the Company compared the implied fair value of the reporting units' goodwill with the carrying amounts of that goodwill. Under step two of the impairment test, significant assumptions in measuring the fair value of the assets and liabilities include (1) the replacement cost, depreciation and obsolescence and useful lives of property, plant and equipment and (2) the present value of incremental cash flows attributable to certain intangible assets. Based on the step two analysis, the Company determined that an impairment charge of $250 million was required. No impairment to goodwill was required as at March 31, 2011 or March 31, 2010.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

5. Goodwill and Other Intangible Assets (Continued)

        The Company also considered the factors outlined above in determining the goodwill impairment to be an indicator of impairment related to the long-lived assets associated with the AECO HubTM facility and the NGPL leased capacity. Accordingly, these assets were evaluated for impairment prior to completing the goodwill valuation and management concluded that no impairment of other long-lived assets had occurred.

        Prior to the IPO, the assets of Starks Gas Storage LLC, a subsidiary of Niska Predecessor, were distributed to an affiliate of Niska Partners (see Note 1). Included in the distributed assets was goodwill totaling $2.4 million.

        Information regarding the Company's goodwill is included in the following table:

	Year ended March 31,
	2012	2011
Balance, beginning of the year	$495,604	$497,954
Less: goodwill of subsidiary transferred to an affiliate	—	(2,350)
Less: goodwill impairment	(250,000)	—

Balance, end of the year	$245,604	$495,604

        The allocation of goodwill balances and related impairment charges by reporting unit consists of the following:

	Alberta HubTM Facility	NGPL Leased Capacity	Total
Balance, April 1, 2011	$455,004	$40,600	$495,604
Impairment Charges	(227,000)	(23,000)	(250,000)

Balance, March 31, 2012	$228,004	$17,600	$245,604

Other intangible assets

        Information regarding the Company's intangible assets is included in the following table:

	As at March 31,
	2012	2011
Customer contracts and relationships, beginning of the year	$162,935	$162,935
Additions	138	—
Less accumulated amortization	(96,034)	(82,359)

Customer contracts and relationships, end of the year	67,039	80,576
Pipeline rights of way	18,270	18,873
Less: pipeline rights of way of subsidiary transferred to an affiliate	—	(603)

	$85,309	$98,846

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

5. Goodwill and Other Intangible Assets (Continued)

        Customer contracts and relationships are amortized over the term of the respective contracts, being 1 to 19 years remaining at March 31, 2012. The following tables present actual amortization expense recognized during reported periods and an estimate of future amortization expense based upon the Company's intangible assets at March 31, 2012:

Amortization expense for the fiscal year ended:
March 31, 2012	$13,675
March 31, 2011	14,605
March 31, 2010	16,410

Future amortization expense estimated for the fiscal year ending:
March 31, 2013	$11,311
March 31, 2014	9,932
March 31, 2015	8,128
March 31, 2016	6,324
March 31, 2017 and thereafter	31,344

6. Deferred Charges

	As at March 31,
	2012	2011
Deferred charges—cost, beginning of the year	$26,657	$26,657
Less write-offs due to repayment of debt	(3,091)	—

Deferred charges—cost, end of the year	23,566	26,657
Less accumulated amortization	(8,384)	(4,442)

Net book value	$15,182	$22,215

Life in years	2 - 6	3 - 7

        The following tables present actual amortization expense recognized during each period reported and an estimate of future amortization expense based upon the Company's deferred charges at March 31, 2012:

Amortization expense by period:
March 31, 2012	$3,942
March 31, 2011	4,124
March 31, 2010	12,359

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

6. Deferred Charges (Continued)

Future amortization expense estimated for the fiscal year ending:
March 31, 2013	$3,633
March 31, 2014	3,503
March 31, 2015	2,003
March 31, 2016	2,009
March 31, 2017 and thereafter	4,034

7. Debt

Debt obligations

        At March 31, 2012 and 2011 the Company's debt consisted of the following:

	As at March 31
	2012	2011
Senior Notes due 2018	$643,790	$800,000
Revolving Credit Facility	150,000	—

	793,790	800,000
Less: portion classified as current	(150,000)	—

	$643,790	$800,000

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

        During the year ended March 31, 2012, Niska Partners paid $158.0 million, excluding accrued interest, to repurchase Senior Notes with a principal amount of $156.2 million. The Company recognized losses of $4.9 million on these repurchases, which were recorded as losses on

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

7. Debt (Continued)

extinguishment of debt. The losses on the repurchases were measured based on the carrying value of the repurchased portion of the Senior Notes, which included a portion of the unamortized debt issue costs on the dates of repurchase. The related accrued interest costs were recorded in interest expense.

        Interest on the Senior Notes is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum. The Senior Notes will mature on March 15, 2018. As at March 31, 2012, the estimated fair value of the Senior Notes was $611.6 million.

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

        Under this limitation the indenture would have permitted the Company to distribute approximately $94 million as at March 31, 2012.

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

        At March 31, 2012, the fixed charge coverage ratio was 1.94 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 13.

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

        Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at Niska Partners' option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers' acceptance rate plus an applicable margin or, at Niska Partners' option, a prime rate plus an applicable margin. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is $400.0 million. As of March 31, 2012, the borrowing base collateral totaled $ 391.8 million.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

7. Debt (Continued)

        The $400.0 million Credit Agreement contains limitations on Niska Partners' ability to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are substantially similar to those contained in the indenture governing the Senior Notes. Under these limitations, the $400.0 million Credit Agreement would have permitted the Company to distribute approximately $75 million as at March 31, 2012.

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

        As of March 31, 2012, $150.0 million in borrowings, with a weighted average interest rate of 5.45%, were outstanding under the Credit Facilities and the Company had $5.8 million in letters of credit issued (March 31, 2011—$3.1 million). The Company and its subsidiaries were in compliance with all covenant requirements.

Restrictions

        Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400.0 million Credit Agreement have been jointly and

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

7. Debt (Continued)

severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners' subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of March 31, 2012.

        The Company's principal debt covenant is the fixed charge coverage ratio, which is included in both the Credit Facility and in the indenture. When the fixed charge coverage ratio is less than 2.0 times, Niska Partners is restricted in its ability to issue new debt. When the fixed charge coverage ratio is below 1.75 to 1.0, the Company is restricted in its ability to pay distributions. At March 31, 2012, the fixed charge coverage ratio was 1.94 to 1.0.

8. Obligations Under Capital Lease

        During the year ended March 31, 2012, Niska Partners entered into a lease transaction for certain equipment under construction to be used at the Wild Goose Facility. The Company has agreed to lease the equipment, along with other equipment not purchased from Niska Partners, under a nine year lease arrangement for estimated future minimum lease payments of approximately $15.7 million. Under the terms of the arrangement, the lessor will incur the remaining construction costs, up to a maximum of $20 million, and Niska Partners will lease the completed assets under the same arrangement. Niska Partners may purchase the assets after eight years for an agreed portion of the acquisition cost. The present value of the minimum future lease payments is based on the total costs incurred by the lessor through March 31, 2012 and has been reflected in the balance sheet as a current and a non-current obligation under capital lease of $1.3 million and $12.1 million, respectively. The underlying obligations are denominated in U.S. dollars, have an imputed interest rate of 3.26% and are expected to mature in May 2021.

        Following are the future principal and interest payments of obligations under capital lease as of March 31, 2012.

Future principal and interest payments for the fiscal year ending:
March 31, 2013	$1,314
March 31, 2014	1,577
March 31, 2015	1,577
March 31, 2016	1,577
March 31, 2017	1,577
March 31, 2018 and thereafter	8,047
Less: Amount representing interest	(2,280)

$13,389

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

9. Asset Retirement Obligations

        Niska Partners' asset retirement obligations relate to plugging and abandonment of the storage facilities at the end of their estimated useful economic lives. At March 31, 2012, the estimated undiscounted cash flows required to settle the asset retirement obligations are approximately $49.6 million, calculated using an inflation rate of 2% per annum. The estimated liability at March 31, 2012 was $1.6 million after discounting the estimated cash flows at a rate of 8% per annum. At March 31, 2012, the expected timing of payment for settlement of the obligations is 45 years.

	Year ended March 31,
	2012	2011
Balance, beginning of the year	$1,484	$1,378
Additions	14	—
Accretion	116	65
Effect of foreign exchange translation	(60)	41

Balance, end of the year	$1,554	$1,484

10. Income Taxes

        Total income tax expense (benefit) differed from the amounts computed by applying the tax rate to earnings before income taxes as a result of the following:

	Year ended March 31,
	2012	2011	2010
Net (loss) earnings before taxes	$(185,459)	$27,403	$121,149
U.S. federal corporate statutory rate	35.00%	35.00%	35.00%

Expected tax	(64,911)	9,591	42,402
Non-deductible expense related to asset impairment	59,304	—	—
Earnings of non-taxable entities	(25,295)	(24,817)	(17,133)
Canadian statutory tax rate differences	22,768	(212)	(9,881)
Change in valuation allowance	(8,413)	(11,168)	22,029
Adjustments and assessments	(7,529)	(11,621)	—
Taxable capital gains	3,895	6,615	—
Other permanent differences	385	(36)	2,043
Non-deductible expenses	87	1,492	6,012
Foreign exchange adjustments	22	102	22,468

Income tax (benefit) expense	$(19,687)	$(30,054)	$67,940

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

10. Income Taxes (Continued)

        As at March 31, 2012, Niska Partners' Canadian subsidiaries had accumulated non-capital losses of approximately $39.9 million (March 31, 2011—$27.5 million) that can be carried forward and applied against future taxable income. These non-capital losses have resulted in deferred income tax assets of $10.1 million (March 31, 2011—$7.0 million). Additionally, Niska Partners' Canadian subsidiaries had recognized deferred income tax assets related to capital losses of $24.3 million at March 31, 2012 (March 31, 2011—$91.1 million). The capital losses represent $3.0 million (March 31, 2011—$11.4 million) of deferred tax assets, of which $3.0 million have been fully offset by valuation allowances due to the uncertainty of their realization. Of the total tax assets related to losses, $2.0 million will begin to expire at the end of 2029.

        For the year ended March 31, 2012, Niska Partners recognized $0.3 million (March 31, 2011 $ nil; March 31, 2010 $ nil) of potential interest and penalties associated with uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other foreign jurisdictions. The Company is subject to income tax examinations for the fiscal years ended 2006 through 2012 in most jurisdictions.

        Deferred income tax assets and liabilities reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred income tax liabilities and deferred income tax assets are presented below:

	As at March 31,
	2012	2011
Deferred income tax assets:
Non-capital loss carry forwards	$10,084	$7,021
Risk management liabilities	25,075	23,975
Capital losses	3,038	11,430
Other	3,040	440

	41,237	42,866
Valuation allowance	(3,059)	(11,472)

Total deferred income tax assets	$38,178	$31,394

Deferred income tax liabilities:
Property, plant and equipment	$119,525	$128,952
Intangible assets	20,358	23,925
Partnership deferral income	8,703	28,548
Risk management assets	42,365	27,552
Other	—	(47)

Total deferred income tax liabilities	190,951	208,930

Net deferred income tax liabilities	$152,773	$177,536

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

10. Income Taxes (Continued)

        The classification of net deferred income tax liabilities recorded on the balance sheets is as follows:

	As at March 31,
	2012	2011
Deferred income tax liabilities:
Current	$22,821	$29,022
Long-term	129,952	148,514

	$152,773	$177,536

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

        The following table indicates the changes to the Company's unrecognized tax benefits for the years ended March 31, 2012 and 2011. The term "unrecognized tax benefits" refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. Interest and penalties are not included.

	As at March 31,
	2012	2011
Balance at April 1,	$2,243	$2,047
Additions based on tax positions taken in the current year	1,454	450
Additions based on tax positions taken in a prior year	(430)	—
Settlements with taxing authorities in the current year		(254)

Balance at March 31,	$3,267	$2,243

        Substantially all of the $3.3 million of unrecognized tax benefits at March 31, 2012, would have an impact on the effective tax rate if subsequently recognized.

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

        To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting forward contracts. To be in compliance with its risk policy, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet ("Bcf"). As at March 31, 2012, 68.7 Bcf of natural gas inventory was offset, representing 99.5% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating our facilities are excluded from the coverage requirement. Total volumes of non-cycling working gas and fuel gas at March 31, 2012 were 3.4 Bcf and 0.0 Bcf, respectively.

Counterparty credit risk

        Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

11. Risk Management Activities and Financial Instruments (Continued)

accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and the Company's ability to take ownership of customer-owned natural gas stored in its facilities in the event of non-payment. It is Management's opinion that no allowance for doubtful accounts is required at March 31, 2012 on accrued and trade accounts receivable.

        The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes based on its credit policies, that the Company's financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Although the Company relies on a few counterparties for a significant portion of its revenues (Note 21), one counterparty making up 40% of total revenue is a physical natural gas clearing and settlement facility which requires counterparties to post margin deposits which reduces the risk of default.

        Exchange traded futures and options comprise approximately 68.4% of Niska Partners' commodity risk management assets at March 31, 2012. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners' account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

        Included in the fair value of energy contracts at March 31, 2012 and 2011 are one to five year contracts to sell natural gas to customers in retail markets. Niska Partners has recorded a reduction in the fair value of these contracts of $3.6 million at March 31, 2012 (March 31, 2011—$3.4 million, March 31, 2010—$4.9 million), representing an estimate of the expected credit exposure from these counterparties over their contractual lives.

Interest rate risk

        The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. Upon the completion of the March 5, 2010 senior notes offering Niska Predecessor reduced its exposure to fluctuations in interest rates by retiring its variable interest rate term debt in favor of the fixed interest rates under the senior notes agreements. Prior to the settlement of the variable interest rate term debt, management entered into interest rate swap and swaption agreements to manage fluctuations in cash flows resulting from interest rate risk.

        At March 31, 2012, the Company was exposed to interest rate risk resulting from its variable rate revolving credit facilities, which can be drawn up to $400.0 million. At March 31, 2012, $150.0 million was outstanding on the credit facilities and Niska Partners had exposure to interest rate fluctuations.

        Niska Partners had no interest rate swap or swaption agreements at March 31, 2012 and March 31, 2011.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

11. Risk Management Activities and Financial Instruments (Continued)

Foreign currency risk

        Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners' Canadian subsidiaries conducts a portion of their activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the U.S. dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. Niska Partners enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps as at March 31, 2012 was $115.4 million (March 31, 2011—$142.8 million, March 31, 2010—$148.5 million). These contracts expire on various dates between April 1, 2012 and August 1, 2014. Niska Partners did not elect hedge accounting treatment and therefore changes in fair value are recorded directly into earnings.

12. Fair Value Measurements

        The following table shows the fair values of the Company's risk management assets and liabilities:

As at March 31, 2012	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$140,323	347	$140,670
Long-term risk management assets	32,683	137	32,820
Short-term risk management liabilities	(58,415)	(455)	(58,870)
Long-term risk management liabilities	(21,243)	(353)	(21,596)

	$93,348	$(324)	$93,024

As at March 31, 2011	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$59,717	$—	$59,717
Long-term risk management assets	21,496	—	21,496
Short-term risk management liabilities	(43,556)	(5,163)	(48,719)
Long-term risk management liabilities	(21,441)	(1,188)	(22,629)

	$16,216	$(6,351)	$9,865

        The following amounts represent the Company's expected realization into earnings for derivative instruments, based upon the fair value of these derivatives as of March 31, 2012:

Fiscal year ending March 31,	Energy Contracts	Currency Contracts	Total
2013	$81,908	$(108)	$81,800
2014 and beyond	11,440	(216)	11,224

	$93,348	$(324)	$93,024

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

12. Fair Value Measurements (Continued)

        Realized gains and losses from the settlement of risk management contracts are summarized as follows:

	Year ended March 31,
	2012	2011	2010
Energy contracts	$(59,264)	$87,824	$32,490
Currency contracts	6,064	(5,602)	(7,254)
Interest contracts	—	—	(5,335)

	$(53,200)	$82,222	$19,901

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

        Fair values have been determined as follows for the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of March 31, 2012 and March 31, 2011:

As at March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$173,006	$—	$173,006
Currency derivatives	—	484	—	484

Total assets	—	173,490	—	173,490
Liabilities
Commodity derivatives	—	79,658	—	79,658
Currency derivatives	—	808	—	808

Total liabilities	—	80,466	—	80,466

Net	$—	$93,024	$—	$93,024

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

12. Fair Value Measurements (Continued)

As at March 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$81,213	$—	$81,213
Currency derivatives	—	—	—	—

Total assets	—	81,213	—	81,213
Liabilities
Commodity derivatives	—	64,997	—	64,997
Currency derivatives	—	6,351	—	6,351

Total liabilities	—	71,348	—	71,348

Net	$—	$9,865	$—	$9,865

        There were no transfers in or out of level 2 during the periods presented.

        In accordance with authoritative guidance, non-financial assets and liabilities are remeasured at fair value on a non-recurring basis. During the year ended March 31, 2012, the Company wrote off $250.0 million of goodwill and $2.5 of certain property, plant and equipment to match their estimated fair values. There were no non-financial assets and liabilities recorded at fair value as of March 31, 2011. (Notes 4 and 5):

	March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Property, plant and equipment	$2,200	$—	$—	$2,200	$2,200
Goodwill	245,604	—	—	245,604	245,604

	$247,804	$—	$—	$247,804	$247,804

13.   Members' Equity

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

13.   Members' Equity (Continued)

        On August 24, 2011, the Company completed the issuance and sale 687,500 common units at a price of $16.00 per unit to Sponsor Holdings. Total proceeds of $11.0 million were used to reduce amounts owing under the Senior Notes. See Notes 7 and 16.

Summary of changes in Managing Member, Common, and Subordinated units:

        The following is a reconciliation of units outstanding for the period indicated:

	Common Unitholders	Subordinated Unitholders	Total
Units issued May 17, 2010	31,179,745	33,804,745	64,984,490
Units issued June 11, 2010	2,625,000	—	2,625,000
Units issued August 24, 2011	687,500	—	687,500

Units outstanding at March 31, 2012	34,492,245	33,804,745	68,296,990

Managing Member units

        The managing member units are held by Niska Gas Storage Management LLC, (the "Managing Member" or the "Manager"), which has a 1.98% managing member interest in Niska Partners. The operating agreement provides that, during the subordination period, the managing member interest entitles the manager the right to receive distributions of Available Cash (as defined in the operating agreement) each quarter.

        The Manager has sole responsibility for conducting the Company's business and for managing its operations. Pursuant to the operating agreement, the manager has delegated the power to conduct Niska Partners' business and manage its operations to the Company's board of directors, all of the members of which are appointed by the manager.

        The Manager has agreed not to withdraw voluntarily prior to March 31, 2020 subject to certain conditions outlined in the operating agreement. Prior to that time, the manager may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units, voting together as a single class, including units held by the manager and its affiliates. Any removal of the manager is also subject to the approval of a successor manager by the vote of the holders of a majority of the outstanding common units and subordinated units, voting as separate classes. The ownership of more than 33 1/3% of the outstanding units by the manager and its affiliates gives them the ability to prevent the manager's removal. At March 31, 2012, Sponsor Holdings, which is an affiliate of the manager, owned approximately 72.9% of the outstanding common and subordinated units. At any time, the owners of the manager may sell or transfer all or part of their ownership interests in the manager to an affiliate or a third-party without the approval of the unitholders.

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

13.   Members' Equity (Continued)

receive distributions of Available Cash (as defined in the operating agreement) each quarter in an amount equal to $0.35 per common unit (the "Minimum Quarterly Distribution"), plus any arrearages in the payment of the Minimum Quarterly Distribution.

Subordinated units

        All of the subordinated units are held by Sponsor Holdings. The operating agreement provides that, during the subordination period, the common unitholders have the right to receive the Minimum Quarterly Distribution, plus any arrearages in the payment of the Minimum Quarterly Distribution on the common units from prior quarters, before any distributions of Available Cash may be made on the subordinated units. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that during the subordination period there will be Available Cash to be distributed on the common units. The subordination period will end on the second business day after among other things; Niska Partners has earned and paid at least the Minimum Quarterly Distribution on each outstanding common unit, subordinated unit and Managing Member's unit for any consecutive twelve quarters, ending on or after March 31, 2013. The subordination period also will end upon the removal of the Managing Member other than for cause if the units held by the Managing Member and its affiliates are not voted in favor of such removal. When the subordination period ends, all remaining subordinated units will convert to common units, on a one-for-one basis, and the common units will no longer be entitled to arrearages.

Acquisition of Assets from Parent

        On December 20, 2011 Niska Partners purchased certain assets from companies that are all effectively owned by the same parent company as Niska Partners. As the transaction was completed between entities under common control the assets have been recorded at the parent's carrying value and the difference between the carrying value and the amount of proceeds transferred to the parent has been recognized in equity. Please refer to Note 16.

Acquisition of Interest in Parent

        Sponsor Holdings is wholly-owned, directly and indirectly, by Niska Holdings L.P ("Niska Holdings Canada"). Niska Holdings Canada's equity consists of Class A, Class B and Class C units. Niska Holdings Canada's Class A Units are owned principally by Carlyle/Riverstone Global Energy and Power Fund III, L.P. and Carlyle/Riverstone Global Energy and Power Fund II, L.P. and affiliated entities (together, the "Carlyle/Riverstone Funds") and certain current and former members of Niska Partners' management. The Class B and Class C units, which have identical rights and obligations in Niska Holdings Canada, are owned by certain current and former members of Niska Partners' management and non-executive employees. The Class B and Class C units were originally issued by Niska Predecessor in conjunction with a long-term incentive plan and were subject to service and performance conditions, all of which were satisfied in May 2009. The Class B and Class C units were, therefore, fully vested. Niska Predecessor had previously recorded compensation expense with respect to the Class B and Class C units throughout the vesting period. Upon vesting and the holders of the units being exposed to the risks and rewards of ownership for a reasonable period of time, the compensation arrangement became equity classified.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

13.   Members' Equity (Continued)

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

Phantom Unit Performance Plan (the "PUPP")

        Effective April 1, 2011, the Company implemented two compensatory PUPP plans to provide long-term incentive compensation for certain employees, consultants and directors and to align their economic interest with those of common unitholders.

        A Phantom Unit is a notional unit granted under the PUPP that represents the right to receive a cash payment equal to the fair market value of a unit of the Company's common units, following the satisfaction of certain time periods and/or certain performance criteria. Phantom Units are granted unvested and subject to both time and performance conditions. The default time period over which a Phantom Unit vests is three years from the date of grant. The performance measure is based upon distributed cash flow ("DCF") and total unitholder return ("TUR") metrics compared to such metrics of a select group of peer companies to the Company. The DCF and TUR metrics are calculated based on the Company's percentile ranking during the applicable performance period compared to a peer group. Provided that the Company has satisfied its minimum quarterly distribution targets for the underlying units, the Phantom Units will vest variably according to the Company's performance relative to its peer group. The first 518,425 Phantom Units were granted April 1, 2011 at a weighted average price of $21.95.

        The Plans are administered by the Compensation Committee of the Board of Directors. The Plans currently permit the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units. As of March 31, 2012, 2,862,049 units were available for grant.

  The following is a reconciliation of Phantom Units Outstanding as of March 31, 2012:

	Number of Time-Based Units	Number of Performance-Based Units	Total Units
Balance at March 31, 2011	—	—	—
Granted	234,852	283,573	518,425
Forfeited	(75,171)	(86,408)	(161,579)

Balance at March 31, 2012	159,681	197,165	356,846

        For the year ended March 31, 2012, 53,227 time based units vested and 75,171 units were forfeited. No performance-based units vested and 86,408 units were forfeited.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

13.   Members' Equity (Continued)

        Compensation costs are based on the weighted average trading price of an MLP Unit on such stock exchange in the United States on which the MLP units are listed and posted for trading during the last thirty (30) days prior to that particular date. Compensation costs for the year ended March 31, 2012 were $0.5 million (March 31, 2011—nil; March 31, 2010—nil).

Incentive distribution rights

        Sponsor Holdings holds the incentive distribution rights. The following table illustrates the percentage allocations of cash distributions from operating surplus between the unitholders, the Managing Member and the holders of incentive distribution rights, or based on the specified target distribution levels. The amounts set forth under "Marginal Percentage Interest in Cash Distributions" are the percentage interests of the Managing Member, the incentive distribution right holders and the unitholders in any cash distributions from operating surplus Niska Partners distributes up to and including the corresponding amount in the "Total Quarterly Distribution per Unit Target Amount" column. The percentage interests shown for the unitholders and the Managing Member for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

		Marginal Percentage Interest in Cash Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	Managing Member	IDR Holder
Minimum Quarterly Distribution	$0.35	98.02%	1.98%	—
First Target Distribution	above $0.35 up to $0.4025	98.02%	1.98%	—
Second Target Distribution	above $0.4025 up to $0.4375	85.02%	1.98%	13.00%
Third Target Distribution	above $0.4375 up to $0.5250	75.02%	1.98%	23.00%
Thereafter	above $0.5250	50.02%	1.98%	48.00%

        To the extent these incentive distributions are made to Sponsor Holdings, there will be more Available Cash proportionately allocated to Sponsor Holdings than to holders of common and subordinated units.

        Within 45 days after the end of each quarter Niska Partners may make cash distributions to the members of record on the applicable record date. Niska Partners distributed $74.6 million to the holders of common and subordinated units and the Managing Member during the year ended March 31, 2012 (March 31, 2011—$64.7 million).

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

13.   Members' Equity (Continued)

Earnings per unit

        Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown in the following table.

Net (Loss) Earnings Allocation and (Loss) Earnings per Share Calculation	Year ended March 31, 2012	Period May 17, 2010 to March 31, 2011
Numerator:
Net (loss) earnings attributable to Niska Partners	$(165,772)	$21,223
Less:
Managing Member's allocation of incentive distributions	—	—
Managing Member's interest	3,284	(424)

Net (loss) earnings attributable to common and subordinated unitholders	$(162,488)	$20,799

Denominator:
Basic:
Weighted average units outstanding	68,010,532	67,609,490
Diluted:
Weighted average units outstanding	68,010,532	67,609,490
(Loss) earnings per unit:
Basic	$(2.39)	$0.31

Diluted	$(2.39)	$0.31

14.   Optimization, net

        The following table presents a reconciliation of optimization revenue, net:

	Year ended March 31,
	2012	2011	2010
Realized optimization, net	$62,735	$114,324	$130,436
Unrealized risk management gains (losses) (Note 12)	83,193	(44,787)	(24,701)
Write-down of inventory (Note 2)	(23,400)	—	(3,400)

	$122,528	$69,537	$102,335

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

15. Interest

        The following table presents a reconciliation of interest expense:

	Year ended March 31,
	2012	2011	2010
Interest expense	$74,765	$74,901	$26,334
Deferred charges amortization	3,942	4,124	12,359
Capitalized interest	(4,077)	(2,018)	(574)

	$74,630	$77,007	$38,119

16. Related Party Transactions

        During the year ended March 31, 2012, Niska Partners purchased the net assets of Starks Gas Storage LLC, Coastal Bend Gas Storage LLC, and Sundance Gas Storage ULC from Sponsor Holdings Cooperatief U.A. and from R/C Sundance Cooperatief U.A. for consideration of $5.0 million. Niska Partners, Sponsor Holdings Cooperatief U.A. and R/C Sundance Cooperatief U.A. are all effectively owned by the same parent company. As a result, the transactions between entities under common control have been recorded at the parent's carrying value and the difference between the carrying value and the amount of proceeds transferred to the parent has been recognized in equity.

        During the year ended March 31, 2012, a subsidiary of Niska Partners purchased certain Class B units of Niska Holdings Canada from certain non-executive officers and employees of Niska Partners for $2.2 million. The amount has been reflected as a reduction of members' equity.

        On August 24, 2011, the Company completed the issuance and sale 687,500 common units at a price of $16.00 per unit to Sponsor Holdings. Total proceeds of $11.0 million were used to reduce amounts owing under the Senior Notes.

        Included in accrued receivables was $1.1 million at March 31, 2012, (March 31, 2011—$1.8 million) that is owed from affiliated entities owned by Sponsor Holdings or its parent company. Amounts payable to affiliated entities owned by Sponsor Holdings or its parent company and included in accrued liabilities were $ nil at March 31, 2012 (March 31, 2011—$0.5 million). In addition, during the year ended March 31, 2012, Niska Partners recognized management fees amounting $0.9 million (March 31, 2011—$ nil; March 31, 2010—$ nil). Management fees are charged, on an arms-length basis, to affiliated entities for certain administrative services rendered and are recorded as a reduction of general and administrative costs.

        During the year ended March 31, 2011, Niska Partners paid a fee of $0.2 million (March 31, 2010—$1.0 million) to a company in which certain directors of Niska Partners were and continue to be affiliated. These amounts were paid for management services rendered prior to Niska Partners' IPO. Subsequent to the IPO, Niska Partners is no longer responsible for such management fees. These costs were recorded as general and administrative costs.

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

Commitments

        Niska Partners has entered into non-cancelable operating leases for office space, leases for land use rights at its operating facilities, storage capacity at other facilities, equipment, and vehicles used in its operations. The remaining lease terms expire between March 2013 and August 2056 and provide for the payment of taxes, insurance and maintenance by the lessee. A renewal option exists on the office space lease to extend the term for another five years, exercisable prior to the termination of the original lease.

        The related future minimum lease payments at March 31, 2012 were as follows:

Operating leases
2013	$13,756
2014	11,330
2015	11,361
2016	8,668
2017	8,170
2018 and thereafter	173,174

Total minimum lease payments	$226,459

        The minimum lease payments disclosed in the above table have not been reduced by the total of minimum rentals to be received in the future under non-cancelable subleases as of March 31, 2012 of $3.1 million. Consolidated lease and rental expense, net of sublease recoveries of $0.8 million, amounted to $14.9 million for the year ended March 31, 2012 (March 31, 2011—$13.4 million; March 31, 2010—$8.8 million). During the year ended March 31, 2012, lease and rental expense included contingent rent amounting to $0.7 million (March 31, 2011—$0.8 million; March 31, 2010—$0.4 million). Where applicable, contingent rent is due whenever a certain percentage of revenue exceeds minimum lease costs.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

17. Commitments and Contingencies (Continued)

        The future obligations arising as a result of forward purchase contracts in place at March 31, 2012 were as follows:

Unconditional purchase obligations
2013	$1,729,672
2014	893,380
2015	31,431
2016	7,369
2017	404
2018 and thereafter	—

Total future purchase commitments	$2,662,256

        As at March 31, 2012, the Company had $5.8 million of issued and outstanding letters of credit to various counterparties to support natural gas purchase commitments.

18. Changes in Non-Cash Working Capital

        Changes in non-cash working capital include:

	Year ended March 31,
	2012	2011	2010
Margin deposits	$99,804	$(90,891)	$(36,193)
Trade receivables	(45)	1,016	(1,977)
Accrued receivables	9,938	19,252	8,397
Natural gas inventory	(120,563)	(17,795)	279
Prepaid expenses and other current assets	2,669	(4,119)	13,106
Other Assets	(1,637)	—	—
Trade payables	(316)	(1,446)	1,785
Accrued liabilities	(53,036)	22,391	(964)
Income taxes	(579)	738	34
Deferred revenue	6,498	3,310	(16,471)
Due from related party	732	(1,838)	—
Funds held on deposit	115	5	(1,478)

Net changes in non-cash working capital	$(56,420)	$(69,377)	$(33,482)

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

19. Supplemental Cash Flow Disclosures

	Year ended March 31,
	2012	2011	2010
Interest paid	$75,375	$75,991	$40,222
Taxes paid	988	474	330
Interest capitalized	4,077	2,018	574
Non-cash investing activities:
Non-cash working capital related to property, plant and equipment expenditures	$(11,296)	$2,874	$2,297
Non-cash transfer of natural gas inventory to property, plant and equipment	—	13,624	—
Non-cash financing activities:
Non-cash working capital related to distribution to partners	$—	$—	$4,831

20. Segment Disclosures

        The Company's process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

        Niska Partners operates along functional lines in its commercial, engineering, and operations teams for operations in Alberta, Northern California, and the U.S. Midcontinent. All functional lines and facilities offer the same services: firm storage contracts, short-term firm services, and optimization. All services are delivered using reservoir storage. The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, before unrealized risk management gains and losses. The Company has aggregated its operating segments into one reportable segment as at and for the years ended March 31, 2012, March 31, 2011, and March 31, 2010.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

20. Segment Disclosures (Continued)

        The following tables summarize the net revenues and assets by geographic area:

	Year ended March 31,
	2012	2011	2010
Segment Information
Information by geographic location
External revenues, net
U.S.	$70,928	$92,361	$111,402
Canada	114,460	182,501	183,808
Inter-entity
U.S.	—	—	(50)
Canada	—	—	50

	$185,388	$274,862	$295,210

Long-lived assets (at year-end)
U.S.	$413,862	$418,038	$369,229
Canada	917,249	1,178,037	629,051

	$1,331,111	$1,596,075	$998,280

21. Economic Dependence

        Niska Partners' exposure to the volume of business transacted with a natural gas clearing and settlement facility is described in Note 11. While the clearing and settlement facility is its direct counterparty, its risk exposure to dependence on this counterparty is mitigated through the large number of members of the clearing and settlement facility who create the demand for these transactions.

        During 2012, Niska Partners did not have any other customers comprise greater than 10% of total revenue (2011—none, 2010—none).

22. Subsequent Events

Distributions

        Subsequent to year end Niska Partners declared and paid distributions to its common unitholders totaling $12.3 million.

Sale of Excess Pipeline Materials

        In May 2012, excess pipe material acquired as part of the Starks acquisition (Note 16) deemed no longer fit for transporting natural gas was sold at its carrying value of $2.2 million (Note 4). No gain or loss was recognized related to this sales transaction.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

22. Subsequent Events (Continued)

Long-term Incentive Plan

        Effective April 1, 2012, the Company granted 124,275 Phantom Units of the 2,862,049 units available for issuance as of March 31, 2012. Subsequent to year-end 118,299 performance-based units were forfeited.

23. Quarterly Financial Data (unaudited)

        Quarterly results are influenced by the seasonal and other factors inherent in Niska Partners' business. The following table summarizes the quarterly financial data for the years ended March 31, 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2012
Revenue, net	$45,764	$75,659	$89,904	$57,254	$268,581
(Loss) earnings before income taxes	(835)	22,557	(214,223)	7,042	(185,459)
Net (loss) earnings and comprehensive (loss) income	$4,625	$27,589	$(213,630)	$15,644	$(165,772)
2011
Revenue, net	$41,644	$77,836	$45,587	$65,008	$230,075
Earnings (loss) before income taxes	(5,994)	27,419	(5,875)	11,853	27,403
Net earnings (loss) and comprehensive income (loss)	$534	$31,437	$(2,414)	$27,900	$57,457

        During the third quarter of the fiscal year ended March 31, 2012, the Company recorded an impairment of goodwill of $250 million.