Form 10-Q
period 2012-06-30
Niska Gas Storage Partners LLC
filed 2012-08-03
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of August 2, 2012, there were 34,492,245 Common Units and 33,804,745 Subordinated Units outstanding.

Cautionary Statement Regarding Forward-Looking Information

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include changes in general economic conditions, competitive conditions in our industry, actions taken by third-party operators, processors and transporters, changes in the availability and cost of capital, operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control, the effects of existing and future laws and governmental regulations, the effects of future litigation, and certain factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, and those described from time to time in our future reports filed with the Securities and Exchange Commission.

i

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

 Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

 (in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2012	2011

Revenues:
Long-term contract	$27,661	$29,579
Short-term contract	9,400	5,566
Optimization, net	(39,848)	10,619
	(2,787)	45,764
Expenses (income):
Operating	8,091	10,828
General and administrative	9,839	7,143
Depreciation and amortization	11,824	10,000
Interest	16,508	18,653
Loss on extinguishment of debt	599	—
Foreign exchange gains	(185)	(7)
Other income	(176)	(18)

LOSS BEFORE INCOME TAXES	(49,287)	(835)
Income tax benefit	(11,941)	(5,460)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(37,346)	4,625

Net earnings (loss) allocated to:

Managing Member	$(740)	$93
Common unitholders	$(18,487)	$2,266
Subordinated unitholder	$(18,119)	$2,266

Earnings (loss) per unit allocated to common unitholders
- basic and diluted	$(0.54)	$0.07

Earnings (loss) per unit allocated to subordinated unitholders
- basic and diluted	$(0.54)	$0.07

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	June 30,	March 31,
	2012	2012
ASSETS
Current assets
Cash and cash equivalents	$14,358	$13,342
Margin deposits	1,591	—
Trade receivables	870	2,468
Accrued receivables	25,091	49,046
Natural gas inventory	201,242	230,739
Prepaid expenses	4,115	3,162
Short-term risk management assets	81,359	140,670
	328,626	439,427
Long-term assets
Property, plant and equipment, net	972,406	968,128
Goodwill	245,604	245,604
Long-term natural gas inventory	15,264	15,264
Intangible assets, net	82,332	85,309
Deferred charges, net	17,083	15,182
Other assets	1,591	1,624
Long-term risk management assets	20,788	32,820
	1,355,068	1,363,931
TOTAL	$1,683,694	$1,803,358

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Revolving credit facility	$133,000	$150,000
Margin deposits	—	20,707
Trade payables	2,921	1,527
Accrued liabilities	46,855	37,293
Deferred revenue	—	11,235
Current portion of obligations under capital lease	1,215	1,295
Current portion of deferred taxes	22,767	22,821
Short-term risk management liabilities	44,601	58,870
	251,359	303,748
Long-term liabilities
Long-term risk management liabilities	15,670	21,596
Asset retirement obligations	1,569	1,554
Funds held on deposit	231	234
Deferred income taxes	118,099	129,952
Obligations under capital lease	12,849	12,094
Long-term debt	643,790	643,790
	1,043,567	1,112,968
Members’ equity
Common units	360,731	391,585
Subordinated units	268,691	287,105
Managing Member’s interest	10,705	11,700
	640,127	690,390
Commitments and contingencies (Note 2)
TOTAL	$1,683,694	$1,803,358

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	June 30,
	2012	2011

Operating Activities
Net earnings (loss)	$(37,346)	$4,625
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Unrealized foreign exchange gains	(83)	(71)
Deferred income tax benefit	(11,934)	(5,460)
Unrealized risk management losses	51,148	10,820
Depreciation and amortization	11,824	10,000
Deferred charges amortization	908	1,026
Loss on extinguishment of debt	599	—
Write-down of inventory	22,281	—
Changes in non-cash working capital	5,553	(90,430)
Net cash provided by (used in) operating activities	42,950	(69,490)

Investing Activities
Capital expenditures	(12,438)	(10,922)
Proceeds on sale of assets	2,200	—
Net cash used in investing activities	(10,238)	(10,922)

Financing Activities
Proceeds from revolver drawings	65,948	82,883
Revolver payments	(82,948)	(72,810)
Payment of debt issuance costs	(2,908)	—
Proceeds from capital lease obligations	677	—
Distributions to unitholders	(12,316)	(25,641)
Acquisition of interest in parent company	—	(2,176)
Net cash used in financing activities	(31,547)	(17,744)

Effect of translation on foreign currency cash and cash equivalents	(149)	(65)
Net increase (decrease) in cash and cash equivalents	1,016	(98,221)
Cash and cash equivalents, beginning of period	13,342	117,742
Cash and cash equivalents, end of period	$14,358	$19,521

Supplemental cash flow disclosures (Note 10)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

			Managing
	Common	Subordinated	Member
	Units	Units	Interest	Total

Balance April 1, 2011	$510,275	$390,283	$16,415	$916,973

Net earnings	2,266	2,266	93	4,625

Distributions to Unitholders	(12,564)	(12,564)	(513)	(25,641)

Acquisition of interest in parent company	(1,066)	(1,066)	(44)	(2,176)

Balance June 30, 2011	$498,911	$378,919	$15,951	$893,781

Balance, April 1, 2012	$391,585	$287,105	$11,700	$690,390

Net loss	(18,487)	(18,119)	(740)	(37,346)

Distributions to Unitholders	(12,367)	(295)	(255)	(12,917)

Balance, June 30, 2012	$360,731	$268,691	$10,705	$640,127

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

At June 30, 2012, Niska Partners had 34,492,245 common units and 33,804,745 subordinated units outstanding. Of these amounts, 16,992,245 common units and all of the subordinated units are owned by Sponsor Holdings, along with a 1.98% Managing Member’s interest in the Company and all of the Company’s IDRs. Including all of the common and subordinated units owned by Sponsor Holdings, along with the 1.98% Managing Member’s interest, Sponsor Holdings has a 74.88% ownership interest in the Company, excluding the IDRs. The remaining 17,500,000 common units, representing a 25.12% ownership interest excluding the IDRs, are owned by the public.

Niska Partners operates the Countess and Suffield gas storage facilities (collectively, the AECO Hub™) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Each of these facilities markets gas storage services in addition to optimizing storage capacity with its own proprietary gas purchases.

Basis of Presentation

The accounting  policies applied in these unaudited interim financial statements are consistent with the policies applied in the consolidated financial statements of Niska Partners and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except that the balance sheet at March 31, 2012 is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of June 30, 2012, along with the results of Niska Partners’ operations and its cash flows for the three months ended June 30, 2012 and 2011. The results of operations for the three months ended June 30, 2012 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2013.  The optimization of proprietary gas purchases is seasonal with the majority of the revenues and costs associated with the physical sale of proprietary gas generally occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), the unaudited consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the consolidated financial statements of Niska Partners and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

2. Commitments and Contingencies

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

3. Debt

Niska Partners’ debt obligations consist of the following:

	June 30,	March 31,
	2012	2012

Senior Notes due 2018	$643,790	$643,790
Revolving credit facility	133,000	150,000
Total	776,790	793,790
Less portion classified as current	(133,000)	(150,000)
	$643,790	$643,790

Senior Notes

On March 5, 2010, Niska Partners, through its subsidiaries Niska Gas Storage US, LLC (“Niska US”) and Niska Gas Storage Canada ULC (“Niska Canada”), completed a non-public offering of 800,000 units, each unit consisting of $218.75 principal amount of 8.875% senior notes due 2018 of Niska US and $781.25 principal amount of 8.875% senior notes of Niska Canada (the “Senior Notes”). The Senior Notes were sold for par value of $800.0 million in an offering exempt from registration under the Securities Act. In March 2011 the notes were exchanged for new Senior Notes with identical terms, except that the new Senior Notes have been registered under the Securities Act of 1933 and generally do not contain restrictions on transfer.

Interest on the Senior Notes is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum. The Senior Notes will mature on March 15, 2018. As at June 30, 2012, the estimated fair value of the Senior Notes was $619.6 million.

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

Under this limitation the indenture would have permitted the Company to distribute approximately $255.4 million as at June 30, 2012.

If the fixed charge coverage ratio is not less than 2.0 to 1.0 (after giving pro forma effect to the incurrence of the additional debt obligations), Niska Partners is generally permitted to incur additional debt obligations beyond the Senior Notes and its $400 million Credit Agreement (discussed below).

3. Debt (continued)

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

If the fixed charge coverage ratio is less than 1.75 to 1.0, Niska Partners is permitted to make restricted payments if the aggregate restricted payments constituting distributions in respect of Niska Partners’ equity interests since the date of the closing of its IPO, excluding certain types or amounts of permitted payments, are less than the sum (which the Company refers to as the restricted payment basket) of a number of items including, most importantly:

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

At June 30, 2012, the fixed charge coverage ratio was 2.09 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 12. When the ratio declines below 2.0 to 1.0 the Company is restricted in its ability to issue new debt.

$400 Million Credit Agreement

On June 29, 2012, Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership, completed an amendment and restatement of its senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the “Credit Facilities” or the “$400 million Credit Agreement”). The $400 million Credit Agreement provides for revolving loans and letters of credit in an aggregate principal amount of up to $200 million for each of the U.S. revolving credit facility and the Canadian revolving credit facility. Subject to certain conditions, each of the revolving credit facilities may be expanded up to a maximum of $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at the Company’s option, in either U.S. or Canadian dollars. Each revolving credit facility matures on June 29, 2016. A loss related to this transaction amounted to $0.6 million representing the written off portion of associated deferred financing costs.

As at June 30, 2012, $133.0 million in borrowings, with a weighted average interest rate of 6.00%, were outstanding under the Credit Facilities. Amounts committed in support of letters of credit totaled $17.1 million at June 30, 2012 (March 31, 2012 - $5.8 million). Any borrowings under the $400 million Credit Agreement are classified as current.

Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at prevailing market rates, which (1) in the case of U.S. dollar loans can be either fixed rate plus an applicable margin or, at the Company’s option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers’ acceptance rate plus an applicable margin or, at the Company’s option, a prime rate plus an applicable margin. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of June 30, 2012, the borrowing base collateral totaled $398.6 million.

3. Debt (continued)

The $400 million Credit Agreement contains limitations on Niska Partners’ ability to incur additional debt or to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are similar to those contained in the indenture governing the Senior Notes, but contain certain substantive differences.  As a result of these differences, the limitations on restricted payments contained in the Credit Agreement should be less restrictive than the limitations contained in the indenture.  As of June 30, 2012, Niska Partners was in compliance with all covenant requirements under the Senior Notes and the $400 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of June 30, 2012.

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

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting forward contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At June 30, 2012, 69.6 Bcf of natural gas inventory was offset with forward contracts, representing 99.9% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating the facilities are excluded from the coverage requirement. Total volumes of long-term inventory and fuel gas at June 30, 2012 are 3.4 Bcf and 0.0 Bcf, respectively.

4. Risk Management Activities and Financial Instruments (continued)

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers.  Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment.  For the three months ended June 30, 2012, no trade receivables were deemed to be uncollectible. It is management’s opinion that no allowance for doubtful accounts is required at June 30, 2012 or March 31, 2012 on accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Two counterparties make up 18% and 11% respectively of gross revenues (excluding cost of sales) for the three months ended June 30, 2012. Credit risk is assessed prior to transacting with any counterparty and each counterparty is required to maintain an investment grade rating, provide a parental guarantee from an investment grade parent, or provide an alternative method of financial assurance (letter of credit, cash, etc) to support proposed transactions. In addition, the Company’s tariffs contain provisions that permit it to take title to a customer’s inventory should the customer’s account remain unpaid for an extended period of time.

Exchange traded futures and options comprise approximately 60.9% of Niska Partners’ commodity risk management assets at June 30, 2012. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At June 30, 2012, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $133.0 million was drawn at June 30, 2012.

Liquidity Risk

Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the US dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at June 30, 2012 was $85.4 million (March 31, 2012 - $115.4 million). These contracts expire on various dates between July 1, 2012 and August 1, 2014. Niska Partners has not elected hedge accounting treatment for financial reporting purposes and, therefore, changes in fair value are recorded directly in earnings.

4. Risk Management Activities and Financial Instruments (continued)

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at June 30, 2012 and March 31, 2012:

	Energy	Currency
June 30, 2012	Contracts	Contracts	Total

Short-term risk management assets	$80,196	$1,163	$81,359
Long-term risk management assets	20,676	112	20,788
Short-term risk management liabilities	(44,565)	(36)	(44,601)
Long-term risk management liabilities	(15,536)	(134)	(15,670)
	$40,771	$1,105	$41,876

	Energy	Currency
March 31, 2012	Contracts	Contracts	Total

Short-term risk management assets	$140,323	$347	$140,670
Long-term risk management assets	32,683	137	32,820
Short-term risk management liabilities	(58,415)	(455)	(58,870)
Long-term risk management liabilities	(21,243)	(353)	(21,596)
	$93,348	$(324)	$93,024

The Company expects to recognize risk management assets and liabilities outstanding at June 30, 2012 into net earnings and comprehensive income in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total

Fiscal year ending March 31, 2013	$31,817	$815	$32,632
Fiscal year ending March 31, 2014	8,509	362	8,871
Fiscal year ending March 31, 2015	533	(72)	461
Thereafter	(88)	—	(88)
	$40,771	$1,105	$41,876

Realized gains/ (losses) from the settlement of risk management contracts are summarized as follows:

	Three Months Ended
	June 30,
	2012	2011	Classification

Energy contracts	$28,653	$9,967	Optimization, net
Currency contracts	451	(2,129)	Optimization, net
	$29,104	$7,838

5. Fair Value Measurements

The carrying amount of cash and cash equivalents, margin deposits, trade receivables, accrued receivables, trade payables, and accrued liabilities reported on the unaudited consolidated balance sheet approximate fair value. The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on valuations of similar debt at the balance sheet date and supported by observable market transactions when available. See Note 3 for disclosures regarding the fair value of debt.

Fair values have been determined as follows for Niska Partners financial assets and liabilities that were accounted for at fair value on a recurring basis:

June 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$100,872	$—	$100,872
Currency derivatives	—	1,275	—	1,275
Total assets	—	102,147	—	102,147
Liabilities
Commodity derivatives	—	60,101	—	60,101
Currency derivatives	—	170	—	170
Total liabilities	—	60,271	—	60,271

Net	$—	$41,876	$—	$41,876

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$173,006	$—	$173,006
Currency derivatives	—	484	—	484
Total assets	—	173,490	—	173,490
Liabilities
Commodity derivatives	—	79,658	—	79,658
Currency derivatives	—	808	—	808
Total liabilities	—	80,466	—	80,466

Net	$—	$93,024	$—	$93,024

There were no transfers out of level 2 during the three months ended June 30, 2012 and 2011.

6. Members’ Equity

Phantom Unit Performance Plan (the “PUPP”)

The Company maintains a compensatory PUPP plan (“the Plan”) to provide long-term incentive compensation for certain employees and directors and to align their economic interest with those of common unitholders.

A Phantom Unit is a notional unit granted under the PUPP that represents the right to receive a cash payment equal to the fair market value of a unit of the Company’s common units, following the satisfaction of certain time periods and/or certain performance criteria. Phantom Units are granted unvested and subject to both time and performance conditions.  The default time period over which a Phantom Unit vests is three years from the date of grant. The performance measure is based upon total unitholder return (“TUR”) metrics compared to such metrics of a select group of peer companies. The TUR metrics are calculated based on the Company’s percentile ranking during the applicable performance period compared to the peer group.  Provided that the Company has satisfied its minimum quarterly distribution targets for the underlying units, the Phantom Units will vest variably according to the Company’s performance relative to its peer group. During the quarter ended June 30, 2012, 695,349 Phantom Units were granted at a weighted average price of $9.99.  During the same period in FY 2012, 518,425 Phantom Units were granted at a weighted average price of $21.95.

6. Members’ Equity (continued)

The Plan is administered by the Compensation Committee of the Board of Directors.  The Plan currently permits the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units. As of June 30, 2012, 2,166,700 units (March 31, 2012 - 2,862,049 units) were available for grant.

The following is a reconciliation of Phantom Units Outstanding as of June 30, 2012:

	Number of Time- Based Units	Number of Performance-Based Units	Total Units
Balance at March 31, 2012	159,681	197,165	356,846
Granted	409,812	285,537	695,349
Forfeited	—	(118,299)	(118,299)
Balance at June 30, 2012	569,493	364,403	933,896

Compensation costs are based on the weighted average trading price of the units on the stock exchange on which the units are traded during the last thirty (30) days prior to a particular date. Unit-based compensation costs for the quarter ended June 30, 2012 were $1.7 million (June 30, 2011 — $0.3 million).

Earnings per unit:

Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown below.

	Three Months Ended	Three Months Ended
	Ended June 30,	Ended June 30,
Net Loss Allocation and Loss per Unit Calculation	2012	2011
Numerator:
Net loss attributable to Niska Partners	$(37,346)	$4,625
Less:
Managing Member’s interest	740	(93)
Net loss attributable to common and subordinated unitholders	$(36,606)	$4,532

Denominator:
Basic:
Weighted average units outstanding	68,296,990	67,609,490

Diluted:
Weighted average units outstanding	68,296,990	67,609,490

Loss per unit:
Basic	$(0.54)	$0.07
Diluted	$(0.54)	$0.07

7. Optimization Revenue

Optimization, net consists of the following:

	Three Months Ended
	June 30,
	2012	2011

Realized optimization revenue, net	$33,621	$21,439
Unrealized risk management losses	(51,188)	(10,820)
Write-down of inventory	(22,281)	—
Total	$(39,848)	$10,619

8. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended
	June 30,
	2012	2011

Income tax benefit	$(11,941)	$(5,460)

Effective income tax rate	24%	654%

Income tax (benefit) expense was a benefit of $11.9 million for the three months ended June 30, 2012 compared to a benefit of $5.5 million in the same period of the prior year. The income tax benefit in the current period is mainly due to the recognition of losses in certain taxable Canadian entities.

The effective tax rate for the three months ended June 30, 2012 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of losses in taxable entities which have a lower statutory tax rate.

9. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the three months ended June 30, 2012 and 2011 consists of the following:

	Three Months Ended
	June 30,
	2012	2011

Margin deposits	$(22,321)	$33,443
Trade receivables	2,110	(2,023)
Accrued receivables	22,920	(16,891)
Natural gas inventory	7,216	(75,499)
Prepaid expenses	(954)	(1,203)
Other assets	—	(1,705)
Trade payables	(489)	1,125
Accrued liabilities	8,306	(26,512)
Deferred revenue	(11,235)	(1,171)
Funds held on deposit	—	6
Total	$5,553	$(90,430)

10. Supplemental Cash Flow Disclosures

	Three Months Ended
	June 30,
	2012	2011

Interest paid	$4,225	$786
Taxes (recovered) paid	$(7)	$286
Interest capitalized	$1,622	$867

Non-cash changes in working capital related to property, plant and equipment expenditures	$2,857	$3,852

11. Segment Disclosures

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

11. Segment Disclosures (continued)

The following tables summarize the net revenues and assets by geographic area:

	Three Months Ended
	June 30,
	2012	2011

External revenues, net realized
U.S.	$11,919	$20,103
Canada	36,482	36,481
Inter-entity
U.S.	—	—
Canada	—	—
	$48,401	$56,584

	June 30,	March 31,
	2012	2012
Long-lived assets (at period end)

U.S.	$425,507	$413,862
Canada	908,773	917,249
	$1,334,280	$1,331,111

12. Subsequent Events

Distributions

On August 1, 2012, the Board of Directors of Niska Partners approved a distribution of $0.35 per common unit, payable on August 15, 2012 to unitholders of record on August 13, 2012. The total distribution is expected to be approximately $12.3 million. No distribution was declared on the Company’s subordinated units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this report. The following information and such unaudited consolidated financial statements should also be read in conjunction with the consolidated financial statements and related notes, management’s discussion and analysis of financial condition and results of operations and other information included our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires estimates and judgments to be made regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and remained unchanged as of June 30, 2012.

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

Factors that Impact Our Business

There have been no material changes in the disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 regarding this matter.

Results of Operations

A summary of financial data for each of the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended
	June 30,
	2012	2011
	(unaudited)
Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) Data:
Revenues
Long-term contract	$27,661	$29,579
Short-term contract	9,400	5,566
Optimization, net	(39,848)	10,619
	(2,787)	45,764
Expenses (income)
Operating	8,091	10,828
General and administrative	9,839	7,143
Depreciation and amortization	11,824	10,000
Interest	16,508	18,653
Loss on extinguishment of debt	599	—
Foreign exchange gains	(185)	(7)
Other income	(176)	(18)
Loss before income taxes	(49,287)	(835)

Income tax benefit	(11,941)	(5,460)

Net earnings (loss) and comprehensive income (loss)	$(37,346)	$4,625

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings (Loss)
Net earnings (loss)	$(37,346)	$4,625
Add/(deduct):
Interest expense	16,508	18,653
Income tax benefit	(11,941)	(5,460)
Depreciation and amortization	11,824	10,000
Unrealized risk management losses	51,148	10,820
Loss on extinguishment of debt	599	—
Foreign exchange gains	(185)	(7)
Other income	(176)	(18)
Write-down of inventory	22,281	—
Adjusted EBITDA	52,712	38,613

Less:
Cash interest expense, net	15,594	17,627
Income taxes (recovered) paid	(7)	286
Maintenance capital expenditures	—	3
Other income	(176)	(18)
Cash Available for Distribution	$37,301	$20,715

Non-GAAP Financial Measures

Adjusted EBITDA and Cash Available for Distribution

We use the non-GAAP financial measures Adjusted EBITDA and Cash Available for Distribution in this report. A reconciliation of Adjusted EBITDA and Cash Available for Distribution to net earnings, the most directly comparable financial measure as calculated and presented in accordance with GAAP, is shown above.

We define Adjusted EBITDA as net earnings before interest, income taxes, depreciation and amortization, unrealized risk management gains and losses, loss on extinguishment of debt, foreign exchange gains and losses, inventory impairment write downs, gains and losses on asset dispositions, asset impairments and other income. We believe the adjustments for other income are similar in nature to the traditional adjustments to net earnings used to calculate EBITDA and adjustment for these items results in an appropriate representation of this financial measure. Cash Available for Distribution is defined as Adjusted EBITDA reduced by interest expense (excluding amortization of deferred financing costs and the effects of unrealized gains or losses on interest rate swaps), income taxes paid, maintenance capital expenditures and other income. Adjusted EBITDA and Cash Available for Distribution are used as supplemental financial measures by our management and by external users of our financial statements, such as commercial banks and ratings agencies, to assess:

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

Revenues

Revenues for the three months ended June 30, 2012 and 2011, respectively, consisted of the following:

	Three Months Ended
	June 30,
	2012	2011
	(unaudited)

Long-term contract revenue	$27,661	$29,579
Short-term contract revenue	9,400	5,566
Realized optimization, net	33,621	21,439
Unrealized risk management losses	(51,188)	(10,820)
Write-down of inventory	(22,281)	—
Total revenue	$(2,787)	$45,764

Changes in revenue in the quarter were primarily attributable to the following:

LTF Revenues.  LTF revenues for the three months ended June 30, 2012 declined by $1.9 million (6%) compared to the three months ended June 30, 2011. Approximately $0.6 million of this decrease related to lower variable fuel and cycling charges which resulted from our customers having higher opening inventories and lower net injections into storage during the quarter ended June 30, 2012 compared to the prior year. This reduction in revenue was offset by a reduction in related fuel and cycling costs in operating expenses. In addition, fluctuations in foreign exchange rates between the Canadian and U.S. dollar reduced revenues from our Canadian operations by $0.8 million. The remainder of the difference resulted from lower average rates for LTF contracts in the three months ended June 30, 2012 compared to the three months ended June 30, 2011, largely offset by an additional 18 Bcf of capacity which we allocated to our LTF strategy in the current fiscal quarter.

STF Revenues.  STF revenues for the three months ended June 30, 2012 increased by $3.8 million (69%) compared to the three months ended June 30, 2011.  The increase resulted from more capacity being utilized for this strategy than in the same period in the prior year.

Optimization Revenues.  Net optimization revenue, including realized and unrealized gains and losses, along with write downs of proprietary optimization inventories, for the three months ended June 30, 2012 decreased to a loss of $39.8 million from net optimization revenue of $10.6 million for the three months ended June 30, 2011. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write downs, which cause our reported revenues to fluctuate from period to period. However, because substantially all inventory is economically hedged, any inventory write downs will be offset by hedging gains and any unrealized hedging losses are offset by realized gains from the future sale of physical inventory. The components of optimization revenues are as follows:

•                  Realized Optimization Revenue, net. Realized optimization revenue for the three months ended June 30, 2012 increased to $33.6 million from $21.4 million for the three months ended June 30, 2011. During the three months ended June 30, 2012, gains on financial hedges were realized as a result of a decrease in near-term natural gas prices. Gains in the prior period were realized as a result of a strong spot market for natural gas.

•                  Unrealized Risk Management Losses.  Unrealized risk management losses for the three months ended June 30, 2012 were $51.2 million compared to $10.8 million in the three months ended June 30, 2011. As all inventory is economically hedged, any unrealized risk management losses (or gains) are offset by future gains (or losses) associated with the sale of proprietary inventory.

•                  Write-Down of Inventory. During the fourth quarter of fiscal 2012, near-term prices of natural gas fell dramatically. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. Concurrently, the steepening of the forward curve at that time encouraged us to realize incremental revenues through the repositioning of inventory deliveries from the fourth quarter of 2012 into future periods in fiscal 2013 or beyond. These conditions persisted during the first quarter of fiscal 2013.

With the realization of hedges positioned in the first quarter of 2013 and positioning of new hedges, at lower values in future periods, the market value of our inventories became less than the carrying cost.  Accordingly, we wrote down our proprietary inventories to the lower of cost or market value.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended
	June 30,
	2012	2011
	(unaudited)

General operating costs, including insurance, lease costs, safety and training costs	$4,210	$5,777
Salaries and benefits	1,533	1,783
Fuel and electricity	1,866	2,649
Maintenance	482	619
Total operating expenses	$8,091	$10,828

Operating expenses for the quarter ended June 30, 2012 decreased by $2.7 million (25%) compared to the quarter ended June 30, 2011. Lower lease costs, which are included in general operating expenses, resulted from the cancellation and re-negotiation of certain third-party lease agreements.  High inventories reduced volume cycled at our facilities by 64% in the current period compared to the prior period, which lowered fuel and electricity costs.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended
	June 30,
	2012	2011
	(unaudited)

Compensation costs	$5,920	$4,308
General costs, including office and information technology costs	1,339	429
Legal, audit and regulatory costs	2,580	2,406
Total general and administrative expenses	$9,839	$7,143

General and administrative costs increased by $2.7 million (38%), compared to the same period last year. Compensation costs increased principally as a result of an increase in incentive compensation accruals ($1.5 million) in the current period.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2012 increased by $1.8 million (18%) compared the three months ended June 30, 2011.  The increase was primarily attributable to a provision for cushion gas migration at one of our facilities which is recorded in depreciation and amortization expense. The provision for cushion gas migration amounted to $2.4 million and nil during the three months ended June 30, 2012 and 2011, respectively.

Interest Expense

	Three Months Ended
	June 30,
	2012	2011
	(unaudited)

Interest on senior notes	$14,284	$17,721
Interest on revolving credit facility	2,561	751
Amortization of deferred charges	908	1,026
Other interest	377	(7)
	18,130	19,491

Less: Capitalized interest	1,622	838

Total interest expenses	$16,508	$18,653

Interest expense for the three months ended June 30, 2012 decreased by $2.1 million (11%) compared to the three months ended June 30, 2011. The repurchase of $156.2 million in Senior Notes during the prior fiscal year reduced interest costs compared to the first quarter of the prior year. This decrease was partially offset by higher interest costs incurred due to increased use of our $400.0 million revolving credit facility to finance our optimization strategy.

Loss on Extinguishment of Debt

We amended and restated our $400.0 million Credit agreement on June 29, 2012.  The write off of a portion of associated deferred financing costs resulted in a loss on debt extinguishment of $0.6 million.

Income Taxes

Income tax benefit was $11.9 million for the three months ended June 30, 2012 compared to $5.5 million for the same period of the prior year.  The income tax benefit in the current three month period is due mainly to the recognition of losses in certain Canadian entities.

The effective tax rate for the three months ended June 30, 2012 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of losses in taxable entities which have a lower statutory rate.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary short-term liquidity needs are to pay interest and principal payments under our $400.0 million credit agreement and interest payments on our 8.875% Senior Notes due 2018 (the “Senior Notes”), to fund our operating expenses and maintenance capital expenditures, to pay for the acquisition of proprietary optimization inventory along with associated margin requirements and to pay quarterly distributions, to the extent declared by our board of directors.  We fund these expenditures through a combination of cash on hand, cash from operations and borrowings under our $400.0 million credit agreement.

Our medium-term and long-term liquidity needs primarily relate to potential debt repurchases, organic expansion opportunities and asset acquisitions. We expect to finance the cost of any expansion projects and acquisitions from borrowings under our existing and possible future credit facilities or a mix of borrowings and additional equity offerings as well as cash on hand and cash from operations. As of June 30, 2012, we do not anticipate any expansion projects or acquisitions that would require additional debt or equity financing.

Our principal debt covenant is our fixed charge coverage ratio (“FCCR”), which is included in both our $400.0 million credit agreement and the indenture on our Senior Notes.  When our FCCR, which is calculated on a trailing-twelve months basis by dividing Adjusted EBITDA (defined substantially the same as presented herein) by fixed charges, which are measured as interest expense plus the amount of interest capitalized, but giving pro forma credit for the all of the previous twelve months for certain debt purchases and acquisitions, is less than 2.0 to 1.0, we are restricted in our ability to issue new debt.  However, this restriction does not impact our ability to access our existing $400.0 million credit facility, or to amend, extend or replace that facility.  When our FCCR is below 1.75 to 1.0, we are restricted in our ability to pay distributions.  At June 30, 2012, our FCCR was 2.09 to 1.0.  If our fixed charge coverage ratio were to be below 1.75 to 1.0, we would be permitted thereafter to pay $75 million of distributions. This $75 million amount is cumulative for all periods that our FCCR is below 1.75 to 1.0.  The appropriateness and amount of distributions are determined by our board of directors on a quarterly basis.

In order to enhance our financial flexibility, during the three months ended June 30, 2012, we amended and restated our $400.0 million credit agreement.  The new agreement is substantially the same as the prior agreement, except that the maturity has been extended by over two years from March 5, 2014 to June 29, 2016, and pricing has been improved due to a more favorable pricing grid based on leverage levels and the elimination of a floor of 150 basis points on LIBOR-based borrowings.

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

Cash Flows from Operations and Investing Activities

The following table summarizes our sources and uses of cash for the three months ended June 30, 2012 and 2011, respectively:

	Three Months Ended
	June 30,
	2012	2011
	(unaudited)
Operating Activities:

Net earnings (loss)	$(37,346)	$4,625
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Unrealized foreign exchange gains	(83)	(71)
Deferred income tax benefit	(11,934)	(5,460)
Unrealized risk management losses	51,148	10,820
Depreciation and amortization	11,824	10,000
Deferred charges amortization	908	1,026
Loss on extinguishment of debt	599	—
Write-down of inventory	22,281	—
Changes in non-cash working capital	5,553	(90,430)
Net cash provided by (used in) operating activities	42,950	(69,490)

Net cash used in investing activities	(10,238)	(10,922)

Net cash used in financing activities	(31,547)	(17,744)

Effect of translation of foreign currency on cash and cash equivalents	(149)	(65)

Net Increase (Decrease) in Cash and Cash Equivalents	$1,016	$(98,221)

The variability in net cash provided by operating activities is primarily due to fluctuating market conditions that exist in any particular fiscal period, which impacts the margins and fees under each of our LTF, STF and optimization activities and impacts our decision to either sell significant volumes of inventory or hold them over a fiscal period end and sell them in the future if there is an economic incentive to do so.

During the three months ended June 30, 2012, we realized a significant increase in cash from operations compared to a large use of cash in operations in the three months ended June 30, 2011.  This variance resulted from the increase in Adjusted EBITDA recognized in the current fiscal quarter compared to last year, as well as the large variances in non-cash working capital discussed below.

Changes in non-cash working capital consisted of the following:

	Three Months Ended
	June 30,
	2012	2011
	(unaudited)
Changes in non-cash working capital:

Margin deposits	$(22,321)	$33,443
Trade receivables	2,110	(2,023)
Accrued receivables	22,920	(16,891)
Natural gas inventory	7,216	(75,499)
Prepaid expenses	(954)	(1,203)
Other assets	—	(1,705)
Trade payables	(489)	1,125
Accrued liabilities	8,306	(26,512)
Deferred revenue	(11,235)	(1,171)
Funds held on deposit	—	6

Net changes in non-cash working capital	$5,553	$(90,430)

As noted above, working capital can change significantly from period to period.  In the first quarter of our fiscal year, which corresponds to the natural gas storage year, we typically purchase significant amounts of proprietary inventory in pursuit of our optimization strategies.  These purchases usually result in a significant use of cash during the first fiscal quarter.  However, unlike the prior year, we entered the current fiscal year ending March 31, 2013 with substantially larger balances of proprietary inventories (approximately 69 Bcf of inventory at March 31, 2012 compared to approximately 32 Bcf at March 31, 2011) and, accordingly, invested substantially less cash in inventories during the first quarter of fiscal 2013.  This change resulted in a large swing in the use of working capital during the three months ended June 30, 2012 compared to the same period last year.

We realized $7.2 million from inventory liquidations during the quarter ended June 30, 2012, compared to net inventory investments of $75.5 million in the same period last year.  In addition, the year-over-year change in accrued liabilities was $34.8 million, principally due to the absence of payments for accrued gas purchases which had been made in March 2011.  Accrued receivables resulted in a $39.8 million year-over-year net increase in working capital, as the absence of significant proprietary inventory sales in the first quarter of fiscal 2013 (compared to those which occurred in the first quarter of last fiscal year) resulted in a significant decrease in accrued receivables.  These increases in cash provided by working capital were partially offset by a $55.7 million year-over-year change in margin deposits, as the relative strengthening of natural gas prices near the end of the three months ended June 30, 2012 resulted in the return of margin deposits held by us at March 31, 2012. In contrast, in the prior year substantial margin deposits posted by us at March 31, 2011 were significantly reduced during the three months ended June 30, 2011.

Investing Activities

Substantially all of our investing activities consisted of capital expenditures in each of the three months ended June 30, 2012 and 2011. Capital expenditures in each three month period consisted of the following:

	Three Months Ended
	June 30,
	2012	2011
	(unaudited)

Maintenance capital	$—	$3
Expansion capital	15,295	11,897
Total capital expenditures	15,295	11,900

Change in accrued capital expenditures	(2,857)	(978)

Proceeds from sale of assets	(2,200)	—
Net cash used in investing activities	$10,238	$10,922

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. During the three months ended June 30, 2012, we spent a total of $15.3 million on a project at our Wild Goose facility including $0.7 million included in a capital lease.

Under our current plan, we expect to continue to spend between approximately $1.0 million and $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. Total expansion capital spending during the twelve months ending March 31, 2013 is currently expected to be $20 million.

Proceeds from sale of assets represent cash received for excess pipe material, acquired as part of a development project, sold at its carrying value of $2.2 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 regarding this matter.

At June 30, 2012, 69.4 Bcf of natural gas inventory was economically hedged, representing 99.9% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $69.4 million, the fair value or mark-to-market value of our economic hedges would decrease by $69.3 million, and the impact due to the non-economically hedged position would be immaterial. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $69.4 million while the fair value of our economic hedges would increase by $69.3 million and the impact due to the non-economically hedged position would be immaterial. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at June 30, 2012 are 3.4 Bcf and 0.0 Bcf, respectively.

At June 30, 2012, we were exposed to interest rate risk resulting from the variable rates associated with our $400 million Credit Agreement. A balance of $133.0 million was drawn on the Credit Facilities at June 30, 2012.  The interest rate applicable on the Credit Facilities is subject to change based on certain ratios and the magnitude of our drawings on the facility.  At June 30, 2012, a one percent increase or decrease in interest rates would have an impact of approximately $1.3 million on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and the CFO have concluded that our controls and procedures were effective as of June 30, 2012. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on June 8, 2012.

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

Amended and Restated Credit Agreement dated June 29, 2012 among Niska Gas Storage US, LLC, as US Borrower, and AECO Gas Storage Partnership, as Canadian Borrower, Niska Gas Storage Partners LLC, as Holdings, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the other lenders party thereto (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2012)

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1*	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	—	XBRL Instance Document.

101.SCH**	—	XBRL Taxonomy Extension Schema Document.

101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document.

*                                         Filed herewith.

**                                  To be furnished via amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NISKA GAS STORAGE PARTNERS LLC

Date: August 3, 2012	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)