Form 10-Q
period 2012-09-30
Niska Gas Storage Partners LLC
filed 2012-11-08
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 7, 2012, there were 34,492,245 Common Units and 33,804,745 Subordinated Units outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Long-term contract	$28,129	$29,495	$55,791	$59,075
Short-term contract	12,869	5,739	22,268	11,305
Optimization, net	(16,453)	40,425	(56,301)	51,044
	24,545	75,659	21,758	121,424
Expenses (income):
Operating	8,826	14,351	16,920	25,179
General and administrative	8,077	7,324	17,915	14,467
Depreciation and amortization	13,242	10,807	25,065	20,807
Interest	16,672	19,370	33,180	38,022
Loss on extinguishment of debt	—	883	599	883
Foreign exchange (gains) losses	(149)	389	(336)	382
Other income	(8)	(22)	(185)	(40)

INCOME (LOSS) BEFORE INCOME TAXES	(22,115)	22,557	(71,400)	21,724
Income tax benefit	(6,718)	(5,032)	(18,658)	(10,492)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(15,397)	$27,589	$(52,742)	$32,216

Net earnings (loss) allocated to:

Managing Member	$(305)	$545	$(1,044)	$636
Common unitholders	$(7,622)	$13,681	$(26,109)	$15,949
Subordinated unitholder	$(7,470)	$13,363	$(25,589)	$15,631

Earnings (loss) per unit allocated to common unitholders
- basic and diluted	$(0.22)	$0.40	$(0.76)	$0.47

Earnings (loss) per unit allocated to subordinated unitholders
- basic and diluted	$(0.22)	$0.40	$(0.76)	$0.47

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	September 30,	March 31,
	2012	2012
ASSETS
Current assets
Cash and cash equivalents	$8,499	$13,342
Margin deposits	10,040	—
Trade receivables	1,419	2,468
Accrued receivables	28,667	49,046
Natural gas inventory	201,593	230,739
Prepaid expenses	20,452	3,162
Short-term risk management assets	53,238	140,670
	323,908	439,427
Long-term assets
Property, plant and equipment, net	968,631	968,128
Goodwill	245,604	245,604
Long-term natural gas inventory	15,264	15,264
Intangible assets, net	79,415	85,309
Deferred charges, net	15,998	15,182
Other assets	1,646	1,624
Long-term risk management assets	11,816	32,820
	1,338,374	1,363,931
TOTAL	$1,662,282	$1,803,358

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Revolving credit facility	$165,000	$150,000
Margin deposits	—	20,707
Current portion of obligations under capital lease	1,241	1,295
Trade payables	280	1,527
Current portion of deferred taxes	22,861	22,821
Deferred revenue	360	11,235
Accrued liabilities	35,795	37,293
Short-term risk management liabilities	41,847	58,870
	267,384	303,748
Long-term liabilities
Long-term risk management liabilities	10,040	21,596
Asset retirement obligations	1,946	1,554
Other long-term liabilities	1,284	234
Deferred income taxes	111,196	129,952
Obligations under capital lease	12,859	12,094
Long-term debt	643,790	643,790
	1,048,499	1,112,968
Members’ equity
Common units	341,714	391,585
Subordinated units	261,886	287,105
Managing Member’s interest	10,183	11,700
	613,783	690,390
Commitments and contingencies (Note 2)
TOTAL	$1,662,282	$1,803,358

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	September 30,
	2012	2011

Operating Activities
Net earnings (loss)	$(52,742)	$32,216
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Unrealized foreign exchange (gains) losses	(105)	698
Deferred income tax benefit	(18,652)	(10,585)
Unrealized risk management losses (gains)	79,856	(12,972)
Depreciation and amortization	25,065	20,807
Deferred charges amortization	1,743	2,046
Loss on extinguishment of debt	599	883
Write-down of inventory	22,281	—
Changes in non-cash working capital	(28,802)	(114,195)
Net cash provided by (used in) operating activities	29,243	(81,102)

Investing Activities
Capital expenditures	(26,292)	(27,848)
Proceeds on disposal of assets	2,200	—
Net cash used in investing activities	(24,092)	(27,848)

Financing Activities
Proceeds from revolver drawings	176,948	307,883
Revolver payments	(161,948)	(218,883)
Repurchase of long-term debt	—	(30,914)
Payment of debt issuance costs	(3,127)	—
Proceeds from capital lease obligations	712	—
Net proceeds from issuance of common units	—	11,000
Distributions to unitholders	(22,727)	(49,265)
Acquisition of interest in parent company	—	(2,176)
Net cash (used in) provided by financing activities	(10,142)	17,645

Effect of translation on foreign currency cash and cash equivalents	148	242
Net decrease in cash and cash equivalents	(4,843)	(91,063)
Cash and cash equivalents, beginning of period	13,342	117,742
Cash and cash equivalents, end of period	$8,499	$26,679

Supplemental cash flow disclosures (Note 11)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

			Managing
	Common	Subordinated	Member
	Units	Units	Interest	Total

Balance April 1, 2011	$510,275	$390,283	$16,415	$916,973

Net earnings	15,949	15,631	636	32,216

Distributions to Unitholders	(24,140)	(24,140)	(985)	(49,265)

Acquisition of interest in parent company	(1,066)	(1,066)	(44)	(2,176)

Issuance of common units	11,000	—	—	11,000

Balance September 30, 2011	$512,018	$380,708	$16,022	$908,748

Balance April 1, 2012	$391,585	$287,105	$11,700	$690,390

Net loss	(26,109)	(25,589)	(1,044)	(52,742)

Distributions to Unitholders	(23,762)	370	(473)	(23,865)

Balance September 30, 2012	$341,714	$261,886	$10,183	$613,783

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

At September 30, 2012, Niska Partners had 34,492,245 common units and 33,804,745 subordinated units outstanding. Of these amounts, 16,992,245 common units and all of the subordinated units are owned by Sponsor Holdings, along with a 1.98% Managing Member’s interest in the Company and all of the Company’s IDRs. Including all of the common and subordinated units owned by Sponsor Holdings, along with the 1.98% Managing Member’s interest, Sponsor Holdings has a 74.88% ownership interest in the Company, excluding the IDRs. The remaining 17,500,000 common units, representing a 25.12% ownership interest excluding the IDRs, are owned by the public.

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

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except that the balance sheet at March 31, 2012 is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of September 30, 2012, the results of Niska Partners’ operations  for the three and six months ended September 30, 2012 and 2011, along with its cashflows for the six months ended September 30, 2012 and 2011. The results of operations for the three and six months ended September 30, 2012 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2013.  The optimization of proprietary gas purchases is seasonal with the majority of the revenues and costs associated with the physical sale of proprietary gas generally occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

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

2. Commitments and Contingencies

Commitments

Niska Partners has entered into non-cancelable operating leases for office space, land use rights at its operating facilities, storage capacity at other facilities, equipment, and vehicles used in its operations. The remaining lease terms expire between March 2013 and August 2056 and require the payment of taxes, insurance and maintenance by the lessee.

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

3. Debt

Niska Partners’ debt obligations consist of the following:

	September 30,	March 31,
	2012	2012

Senior Notes due 2018	$643,790	$643,790
Revolving credit facility	165,000	150,000
Total	808,790	793,790
Less portion classified as current	(165,000)	(150,000)
	$643,790	$643,790

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

Interest on the Senior Notes is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum. The Senior Notes will mature on March 15, 2018. No principal payments on the Senior Notes are required prior to maturity except in certain instances of default. As at September 30, 2012, the estimated fair value of the Senior Notes was $671.2 million.

3. Debt (continued)

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

Under this limitation the indenture would have permitted the Company to distribute approximately $248.2 million as at September 30, 2012.

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

At September 30, 2012, the fixed charge coverage ratio was 2.2 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 13. When the ratio declines below 2.0 to 1.0 the Company is restricted in its ability to issue new debt.

$400 Million Credit Agreement

On June 29, 2012, Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership, completed an amendment and restatement of its senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the “Credit Facilities” or the “$400 million Credit Agreement”). The $400 million Credit Agreement provides for revolving loans and letters of credit in an aggregate principal amount of up to $200 million for each of the U.S. revolving credit facility and the Canadian revolving credit facility. Subject to certain conditions, each of the revolving credit facilities may be expanded up to a maximum of $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at the Company’s option, in either U.S. or Canadian dollars. Each revolving credit facility matures on June 29, 2016. A loss related to this transaction amounted to $0.6 million representing a portion of the deferred financing costs associated with the original agreement that were written off.

As at September 30, 2012, $165.0 million in borrowings, with a weighted average interest rate of 4.72%, were outstanding under the Credit Facilities. Amounts committed in support of letters of credit totaled $18.1 million at September 30, 2012 (March 31, 2012 - $5.8 million). Any borrowings under the $400 million Credit Agreement are classified as current.

3. Debt (continued)

Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at prevailing market rates, which (1) in the case of U.S. dollar loans can be either fixed rate plus an applicable margin or, at the Company’s option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers’ acceptance rate plus an applicable margin or, at the Company’s option, a prime rate plus an applicable margin. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of September 30, 2012, the borrowing base collateral totaled $424.2 million.

The $400 million Credit Agreement contains limitations on Niska Partners’ ability to incur additional debt or to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are similar to those contained in the indenture governing the Senior Notes, but contain certain substantive differences.  As a result of these differences, the limitations on restricted payments contained in the Credit Agreement should be less restrictive than the limitations contained in the indenture.  As of September 30, 2012, Niska Partners was in compliance with all covenant requirements under the Senior Notes and the $400 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of September 30, 2012.

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

4. Risk Management Activities and Financial Instruments (continued)

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting forward contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At September 30, 2012, 68.9 Bcf of natural gas inventory was offset with forward contracts, representing 98.8% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating the facilities are excluded from the coverage requirement. Total volumes of long-term inventory and fuel gas at September 30, 2012 are 3.4 Bcf and 0.0 Bcf, respectively.

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers.  Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment.  For the six months ended September 30, 2012 and 2011, no trade receivables were deemed to be uncollectible. It is management’s opinion that no allowance for doubtful accounts is required at September 30, 2012 or March 31, 2012 on accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Two counterparties make up 13% and 10% respectively of gross revenues (excluding cost of sales) for the six months ended September 30, 2012. Credit risk is assessed prior to transacting with any counterparty and each counterparty is required to maintain an investment grade rating, provide a parental guarantee from an investment grade parent, or provide an alternative method of financial assurance (letter of credit, cash, etc) to support proposed transactions. In addition, the Company’s tariffs contain provisions that permit it to take title to a customer’s inventory should the customer’s account remain unpaid for an extended period of time.

Exchange traded futures and options comprise approximately 52.6% of Niska Partners’ commodity risk management assets at September 30, 2012. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At September 30, 2012, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $165.0 million was drawn at September 30, 2012.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

4. Risk Management Activities and Financial Instruments (continued)

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the US dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at September 30, 2012 was $73.9 million (March 31, 2012 - $115.4 million). These contracts expire on various dates between October 1, 2012 and August 1, 2014. Niska Partners has not elected hedge accounting treatment for financial reporting purposes and, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at September 30, 2012 and March 31, 2012:

	Energy	Currency
September 30, 2012	Contracts	Contracts	Total

Short-term risk management assets	$53,136	$102	$53,238
Long-term risk management assets	11,816	—	11,816
Short-term risk management liabilities	(40,904)	(943)	(41,847)
Long-term risk management liabilities	(9,808)	(232)	(10,040)
	$14,240	$(1,073)	$13,167

	Energy	Currency
March 31, 2012	Contracts	Contracts	Total

Short-term risk management assets	$140,323	$347	$140,670
Long-term risk management assets	32,683	137	32,820
Short-term risk management liabilities	(58,415)	(455)	(58,870)
Long-term risk management liabilities	(21,243)	(353)	(21,596)
	$93,348	$(324)	$93,024

The Company expects to recognize risk management assets and liabilities outstanding at September 30, 2012 into net earnings and comprehensive income in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total

Fiscal year ending March 31, 2013	$5,038	$(311)	$4,727
Fiscal year ending March 31, 2014	7,158	(762)	6,396
Fiscal year ending March 31, 2015	1,611	—	1,611
Thereafter	433	—	433
	$14,240	$(1,073)	$13,167

4. Risk Management Activities and Financial Instruments (continued)

Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011	Classification

Energy contracts
Realized	$2,882	$(32,052)	$31,435	$20,499	Optimization, net
Unrealized	(26,513)	13,922	(79,131)	2,513	Optimization, net
Currency contracts
Realized	(439)	7,024	12	(4,895)	Optimization, net
Unrealized	(2,178)	9,870	(748)	10,459	Optimization, net
	$(26,248)	$(1,236)	$(48,432)	$28,576

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

Fair values have been determined as follows for Niska Partners financial assets and liabilities that were accounted for at fair value on a recurring basis:

September 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$64,952	$—	$64,952
Currency derivatives	—	102	—	102
Total assets	—	65,054	—	65,054
Liabilities
Commodity derivatives	—	50,711	—	50,711
Currency derivatives	—	1,176	—	1,176
Total liabilities	—	51,887	—	51,887

Net	$—	$13,167	$—	$13,167

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$173,006	$—	$173,006
Currency derivatives	—	484	—	484
Total assets	—	173,490	—	173,490
Liabilities
Commodity derivatives	—	79,658	—	79,658
Currency derivatives	—	808	—	808
Total liabilities	—	80,466	—	80,466

Net	$—	$93,024	$—	$93,024

5. Fair Value Measurements (continued)

The Company’s financial assets and liabilities recorded at fair value on a recurring basis have been categorized into Level 2.  The method of determination of the fair value of assets and liabilities for Level 2 valuations includes observable market data when available, or models that utilize observable market data. In addition to market corroborated information, Niska Partners incorporates transaction-specific details that market participants would take into account in measuring fair value. There were no transfers out of Level 2 during the six months ended September 30, 2012 and 2011.

6. Members’ Equity

Phantom Unit Performance Plan (the “PUPP”)

The Company maintains a compensatory PUPP plan (“the Plan”) to provide long-term incentive compensation for certain employees and directors and to align their economic interest with those of common unitholders.

A Phantom Unit is a notional unit granted under the PUPP that represents the right to receive a cash payment equal to the fair market value of a unit of the Company’s common units, following the satisfaction of certain time periods and/or certain performance criteria. Phantom Units are granted unvested and subject to both time and performance conditions.  The default time period over which a Phantom Unit vests is three years from the date of grant. The performance measure is based upon total unitholder return (“TUR”) metrics compared to such metrics of a select group of peer companies. The TUR metrics are calculated based on the Company’s percentile ranking during the applicable performance period compared to the peer group.  Provided that the Company has satisfied its minimum quarterly distribution targets for the underlying units, the Phantom Units will vest variably according to the Company’s performance relative to its peer group. During the six months ended September 30, 2012, 695,349 Phantom Units were granted at a weighted average price of $9.99.  During the same period in FY 2012, 518,425 Phantom Units were granted at a weighted average price of $21.95.

The Plan is administered by the Compensation Committee of the Board of Directors.  The Plan currently permits the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units. As of September 30, 2012, 2,166,700 units (March 31, 2012 - 2,862,049 units) were available for grant.

The following is a reconciliation of Phantom Units Outstanding as of September 30, 2012:

	Number of Time- Based Units	Number of Performance-Based Units	Total Units
Balance at March 31, 2012	159,681	197,165	356,846
Granted	409,812	285,537	695,349
Forfeited	—	(118,299)	(118,299)
Balance at September 30, 2012	569,493	364,403	933,896

Compensation costs are based on the weighted average trading price of the units on the stock exchange on which the units are traded during the last thirty (30) days prior to a particular date. Unit-based compensation costs for the three and six months ended September 30, 2012 were $2.0 million and $3.7 million respectively ($nil and $0.3 million for the three and six months ended September 30, 2011, respectively).

6. Members’ Equity (Continued)

Earnings per unit:

Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown below.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to Niska Partners	$(15,397)	$27,589	$(52,742)	$32,216
Less:
Managing Member’s interest	305	(545)	1,044	(636)
Net income (loss) attributable to common and subordinated unitholders	$(15,092)	$27,044	$(51,698)	$31,580

Denominator:
Basic:
Weighted average units outstanding	68,296,990	67,838,657	68,296,990	67,724,073

Diluted:
Weighted average units outstanding	68,296,990	67,838,657	68,296,990	67,724,073

Income (loss) per unit:
Basic	$(0.22)	$0.40	$(0.76)	$0.47
Diluted	$(0.22)	$0.40	$(0.76)	$0.47

7. Optimization Revenue

Optimization, net consists of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Realized optimization revenue, net	$12,238	$16,633	$45,859	$38,072
Unrealized risk management (losses) gains	(28,691)	23,792	(79,879)	12,972
Write-down of inventory	—	—	(22,281)	—
Total	$(16,453)	$40,425	$(56,301)	$51,044

8. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Income tax benefit	$(6,718)	$(5,032)	$(18,658)	$(10,492)

Effective income tax rate	30%	-22%	26%	-48%

Income tax (benefit) expense was a benefit of $18.7 million for the six months ended September 30, 2012 compared to a benefit of $10.5 million in the same period of the prior year. The income tax benefit in the current period is mainly due to the recognition of losses in certain taxable Canadian entities.

The effective tax rate for the three and six months ended September 30, 2012 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of losses in taxable entities which have a lower statutory tax rate.

9. Accrued Liabilities

Niska Partners’ accrued liabilities consist of the following:

	September 30,	March 31,
	2012	2012

Accrued gas purchases	$16,578	$17,688
Accrued interest	3,448	3,727
Other accued liabilities	15,769	15,878
	$35,795	$37,293

10. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the three months ended September 30, 2012 and 2011 consists of the following:

	Six Months Ended
	September 30,
	2012	2011

Margin deposits	$(30,730)	$32,166
Trade receivables	1,126	865
Accrued receivables	19,694	13,917
Natural gas inventory	6,865	(224,784)
Prepaid expenses	(17,291)	685
Other assets	—	(264)
Trade payables	(202)	358
Accrued liabilities	2,611	54,818
Deferred revenue	(10,875)	7,981
Other long-term liabilities	—	63
Total	$(28,802)	$(114,195)

11. Supplemental Cash Flow Disclosures

	Six Months Ended
	September 30,
	2012	2011

Interest paid	$34,489	$36,832
Taxes (recovered) paid	$(7)	$755
Interest capitalized	$2,786	$1,794

Non-cash increase in working capital related to property, plant and equipment	$4,606	$3,852

12. Segment Disclosures

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

12. Segment Disclosures (continued)

The following tables summarize the net revenues and assets by geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net realized revenues
U.S.	$18,817	$18,788	$30,736	$38,891
Canada	34,419	33,080	70,902	69,561
Net unrealized revenues
U.S.	(12,716)	11,480	(28,093)	10,718
Canada	(15,975)	12,311	(51,787)	2,254
Inter-entity
U.S.	—	—	—	—
Canada	—	—	—	—
	$24,545	$75,659	$21,758	$121,424

	September 30,	March 31,
	2012	2012
Long-lived assets (at period end)

U.S.	$428,368	$413,862
Canada	898,190	917,249
	$1,326,558	$1,331,111

13. Subsequent Events

Distributions

On October 30, 2012, the Board of Directors of Niska Partners approved a distribution of $0.35 per common unit, payable on November 15, 2012 to unitholders of record on November 13, 2012. The total distribution is expected to be approximately $12.3 million. No distribution was declared on the Company’s subordinated units.

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

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires estimates and judgments to be made regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and remained unchanged as of September 30, 2012.

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

The Company has a total of 225.5 Bcf of working gas capacity among its facilities, including 8.5 Bcf leased from a third-party pipeline company. 4.0 Bcf of capacity was added at the AECO Hub during the three months ended September 30, 2012.

We have aggregated all of our activities in one reportable operating segment for financial reporting purposes. Our consolidated financial statements are prepared in accordance with GAAP.

Factors that Impact Our Business

There have been no material changes in the disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 regarding this matter.

Results of Operations

A summary of financial data for each of the three and six months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) Data:
Revenues
Long-term contract	$28,129	$29,495	$55,791	$59,075
Short-term contract	12,869	5,739	22,268	11,305
Optimization, net	(16,453)	40,425	(56,301)	51,044
	24,545	75,659	21,758	121,424
Expenses (income)
Operating	8,826	14,351	16,920	25,179
General and administrative	8,077	7,324	17,915	14,467
Depreciation and amortization	13,242	10,807	25,065	20,807
Interest	16,672	19,370	33,180	38,022
Loss on extinguishment of debt	—	883	599	883
Foreign exchange (gains) losses	(149)	389	(336)	382
Other income	(8)	(22)	(185)	(40)
Income (loss) before income taxes	(22,115)	22,557	(71,400)	21,724

Income tax benefit	(6,718)	(5,032)	(18,658)	(10,492)

Net earnings (loss) and comprehensive income (loss)	$(15,397)	$27,589	$(52,742)	$32,216

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings (Loss)
Net earnings (loss)	$(15,397)	$27,589	$(52,742)	$32,216
Add/(deduct):
Interest expense	16,672	19,370	33,180	38,022
Income tax benefit	(6,718)	(5,032)	(18,658)	(10,492)
Depreciation and amortization	13,242	10,807	25,065	20,807
Unrealized risk management losses (gains)	28,691	(23,792)	79,856	(12,972)
Loss on extinguishment of debt	—	883	599	883
Foreign exchange (gains) losses	(149)	389	(336)	382
Other income	(8)	(22)	(185)	(40)
Write-down of inventory	—	—	22,281	—
Adjusted EBITDA	36,333	30,192	89,060	68,806

Less:
Cash interest expense, net	15,865	18,350	31,459	35,976
Income taxes (recovered) paid	—	469	(7)	755
Maintenance capital expenditures	914	159	914	162
Other income	(8)	(22)	(185)	(40)
Cash Available for Distribution	$19,562	$11,236	$56,879	$31,953

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

Similarly, Cash Available for Distribution has certain limitations because it accounts for some, but not all, of the above limitations.

Revenues

Revenues for the three and six months ended September 30, 2012 and 2011, respectively, consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Long-term contract revenue	$28,129	$29,495	$55,791	$59,075
Short-term contract revenue	12,869	5,739	22,268	11,305
Realized optimization, net	12,238	16,633	45,859	38,072
Unrealized risk management (losses) gains	(28,691)	23,792	(79,879)	12,972
Write-down of inventory	—	—	(22,281)	—
Total revenue	$24,545	$75,659	$21,758	$121,424

Changes in revenue in the quarter were primarily attributable to the following:

LTF Revenues.  LTF revenues for the three months ended September 30, 2012 declined by $1.4 million (5%) compared to the three months ended September 30, 2011. LTF revenues for the six months ended September 30, 2012 declined by $3.3 million (6%) compared to the six months ended September 30, 2011. Lower average rates for LTF contracts were obtained in the three and six months ended September 30, 2012 compared to the three and six months ended September 30, 2011. These lower contract rates were largely offset by an additional 8% of storage capacity which we allocated to our LTF strategy in the current fiscal year.  In addition, fluctuations in exchange rates between the Canadian and U.S. dollar reduced revenues in the three and six months ended September 30, 2012 by $0.1 million and $0.9 million, respectively, compared to the same periods last year.

STF Revenues.  STF revenues for the three months ended September 30, 2012 increased by $7.1 million (124%) compared to the three months ended September 30, 2011. STF revenues for the six months ended September 30, 2012 increased by $11.0 million (97%) compared to the six months ended September 30, 2011.  These increases resulted from more capacity being utilized for this strategy compared to the respective periods in the prior year.

Optimization Revenues.  Net optimization revenue, including realized and unrealized gains and losses, along with write downs of proprietary optimization inventories, for the three months ended September 30, 2012 decreased to a loss of $16.5 million from net optimization revenue of $40.4 million for the three months ended September 30, 2011. Net optimization revenue for the six months ended September 30, 2012 decreased to a loss of $56.3 million from net optimization revenue of $51.0 million for the six months ended September 30, 2011. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and any inventory write downs, which cause our reported revenues to fluctuate from period to period. However, because substantially all inventory is economically hedged, any inventory write downs are offset by hedging gains and any unrealized hedging losses will be offset by realized gains from the future sale of physical inventory. The components of optimization revenues are as follows:

•                  Realized Optimization Revenue, net.  During the three and six month periods ended September 30, 2012, the Company realized gains on financial hedges which settled during these periods and which had increased in value as a result of declines in natural gas prices compared to the time at which the hedges were entered into.  These gains were offset to only a limited extent by physical losses because a market characterized by increasing prices in future periods incentivized the Company to position physical deliveries, with associated new hedges, into future periods.  More of these gains were realized in the Company’s first fiscal quarter (the three months ended June 30, 2012) than in the three months ended September 30, 2012.  In the three and six month periods ended September 30, 2011, the Company realized gains on physical sales of optimization inventory as a result of a strong spot market for natural gas.

•                  Unrealized Risk Management Losses.  The change in unrealized risk management losses in the three and six month periods ended September 30, 2012 resulted from decreases in the value of financial hedges resulting from increases in prices of natural gas since the beginning of our fiscal year, in addition to the settlement of economic hedges. In the prior year, unrealized risk management gains resulted from increases in the value of financial hedges resulting from decreases in natural gas prices relative to the average contract price.

•                  Write-Down of Inventory. During the fourth quarter of fiscal 2012, near-term prices of natural gas fell dramatically. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. Concurrently, the steepening of the forward curve at that time as noted above encouraged us to realize incremental revenues through the repositioning of inventory deliveries from the fourth quarter of 2012 into future periods in fiscal 2013 or beyond. These conditions persisted during the first quarter of fiscal 2013. With the realization of hedges positioned in the first quarter of 2013 and positioning of new hedges, at lower values in future periods, the market value of our inventories became less than the carrying cost.  Accordingly, we wrote down our proprietary inventories to the lower of cost or market value, which resulted in adjustments of $22.3 million, all of which occurred in the three months ended June 30, 2012.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

General operating costs, including insurance, lease costs, safety and training costs	$4,458	$5,931	$8,671	$11,708
Salaries and benefits	2,105	1,683	3,638	3,466
Fuel and electricity	1,775	5,860	3,641	8,509
Maintenance	488	877	970	1,496
Total operating expenses	$8,826	$14,351	$16,920	$25,179

Operating expenses for the quarter ended September 30, 2012 decreased by $5.5 million (38%) compared to the quarter ended September 30, 2011. Operating expenses for the six months ended September 30, 2012 decreased by $8.3 million (33%) compared to the same period last year. Lower lease costs, which are included in general operating expenses, resulted from the sublease and renegotiation of certain third-party lease agreements. These changes reduced lease costs by $0.7 million and $1.9 million, respectively in the three and six month periods ended September 30, 2012 compared to the comparable periods in the prior year.  Higher storage inventories in the beginning of our fiscal year reduced current year inventory cycling by over sixty percent in the current fiscal year.  The reduction in inventory cycling, coupled with significantly lower electricity prices in the current year (resulting from the absence of significant price spikes that were seen in the prior year) contributed to reductions in fuel and electricity costs of $4.1 million and $4.9 million in the three and six month periods ended September 30, 2012, respectively, compared to the same periods in the prior year.

General and Administrative Expenses

General and administrative expenses for the three and six months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Compensation costs	$5,720	$4,030	$11,591	$8,359
General costs, including office and information technology costs	901	767	2,240	1,607
Legal, audit and regulatory costs	1,456	2,527	4,084	4,501
Total general and administrative expenses	$8,077	$7,324	$17,915	$14,467

General and administrative expenses for the quarter ended September 30, 2012 increased by $0.8 million (10%) compared to the quarter ended September 30, 2011. General and administrative expenses for the six months ended September 30, 2012 increased by $3.4 million (24%) compared to the same period last year. Compensation costs increased principally as a result of higher incentive compensation accruals of $1.3 million on a quarterly basis and $2.9 million on a year to date basis.  These increases were partially offset by lower professional fees incurred during the three and six months ended September 30, 2012 compared to the same periods last year.

Depreciation and Amortization Expense

Depreciation and amortization expense for the quarter ended September 30, 2012 increased by $2.4 million (23%) compared to the quarter ended September 30, 2011. Depreciation and amortization expense for the six months ended September 30, 2012 increased by $4.3 million (20%) compared to the same period last year.  The increase for the three and six month periods was primarily attributable to higher cushion gas migration at one of our facilities which is recorded in depreciation and amortization expense.

Interest Expense

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Interest on senior notes	$14,284	$17,488	$28,568	$35,237
Interest on revolving credit facility	2,563	1,441	5,124	2,195
Amortization of deferred charges	835	1,019	1,743	2,046
Other interest	154	349	531	338
	17,836	20,297	35,966	39,816

Less: Capitalized interest	(1,164)	(927)	(2,786)	(1,794)

Total interest expenses	$16,672	$19,370	$33,180	$38,022

Interest expense for the three months ended September 30, 2012 decreased by $2.7 million (14%) compared to the three months ended September 30, 2011. Interest expense for the six months ended September 30, 2012 decreased by $4.8 million (13%) compared to the same period last year.  The repurchase of $156.2 million in Senior Notes during the prior fiscal year reduced interest costs by $2.8 million for the three months ended September 30, 2012  and $5.7 million for the six months ended September 30, 2012. This decrease was partially offset by higher interest costs incurred due to increased use of our $400 million revolving credit facility to finance our optimization strategy. Capitalized interest increased by $0.2 million and $1.0 million in the three and six month periods ended September 30, 2012 related to the completion of the Company’s capacity expansion at its Wild Goose facility .

Loss on Extinguishment of Debt

We amended and restated our $400 million Credit agreement on June 29, 2012.  The write off of a portion of deferred financing costs associated with the prior agreement resulted in a loss on debt extinguishment of $0.6 million for the six months ended September 30, 2012. The loss in the prior year resulted from the repurchase of Senior Notes at a premium during that period.

Income Taxes

Income tax benefit was $6.7 million for the three months ended September 30, 2012 compared to a benefit of $5.0 million for the same period of the prior year.  We had an income tax benefit of $18.7 million for the six months ended September 30, 2012, compared to a benefit of $10.5 million for the six months ended September 30, 2011. The income tax benefit in the current three and six month periods is due mainly to the recognition of losses in certain Canadian entities.

The effective tax rate for the three and six months ended September 30, 2012 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of losses in taxable entities which have a lower statutory rate.

Liquidity and Capital Resources

Sources and Uses of Liquidity

Our primary short-term liquidity needs are to pay interest and principal payments under our $400 million Credit Agreement and interest payments on our 8.875% Senior Notes due 2018 (the “Senior Notes”), to fund our operating expenses and maintenance capital expenditures, to pay for the acquisition of proprietary optimization inventory along with associated margin requirements and to pay quarterly distributions, to the extent declared by our board of directors.  We fund these expenditures through a combination of cash on hand, cash from operations and borrowings under our $400 million Credit Agreement.

Our medium-term and long-term liquidity needs primarily relate to potential debt repurchases, organic expansion opportunities and asset acquisitions. We expect to finance the cost of any expansion projects and acquisitions from borrowings under our existing and possible future credit facilities or a mix of borrowings and additional equity offerings as well as cash on hand and cash from operations. As of September 30, 2012, we do not anticipate any expansion projects or acquisitions that would require additional debt or equity financing.

Our principal debt covenant is our fixed charge coverage ratio (“FCCR”), which is included in both our $400 million Credit Agreement and the indenture on our Senior Notes.  When our FCCR, which is calculated on a trailing-twelve month basis by dividing Adjusted EBITDA (defined substantially the same as presented herein) by fixed charges (which are measured as interest expense plus the amount of interest capitalized, but giving pro forma credit for the all of the previous twelve months for certain debt purchases and acquisitions), is less than 2.0 to 1.0, we are restricted in our ability to issue new debt.  However, this restriction does not impact our ability to access our existing $400 million Credit Facility, or to amend, extend or replace that facility.  When our FCCR is below 1.75 to 1.0, we are restricted in our ability to pay distributions.  At September 30, 2012, our FCCR was 2.2 to 1.0.  If our fixed charge coverage ratio were to fall below 1.75 to 1.0, we would be permitted thereafter to pay $75 million of distributions. This $75 million amount is cumulative for all periods that our FCCR is below 1.75 to 1.0.  The appropriateness and amount of distributions are determined by our board of directors on a quarterly basis.

In order to enhance our financial flexibility, in June 2012 we amended and restated our $400 million Credit Agreement.  The new agreement is substantially the same as the prior agreement, except that the maturity has been extended from March 5, 2014 to June 29, 2016, and pricing has been improved due to a more favorable pricing grid based on leverage levels and the elimination of a floor of 150 basis points on LIBOR-based borrowings.  At September 30, 2012, the unutilized capacity related to our credit facility amounts to $193.7 million.

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

Cash Flows from Operations and Investing Activities

The following table summarizes our sources and uses of cash for the six months ended September 30, 2012 and 2011, respectively:

	Six Months Ended
	September 30,
	2012	2011
	(unaudited)
Operating Activities:
Net earnings (loss)	$(52,742)	$32,216
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Unrealized foreign exchange (gains) losses	(106)	698
Deferred income tax benefit	(18,652)	(10,585)
Unrealized risk management losses (gains)	79,856	(12,972)
Depreciation and amortization	25,066	20,807
Deferred charges amortization	1,743	2,046
Loss on extinguishment of debt	599	883
Write-down of inventory	22,281	—
Changes in non-cash working capital	(28,802)	(114,195)
Net cash provided by (used in) operating activities	29,243	(81,102)

Net cash used in investing activities	(24,092)	(27,848)

Net cash (used in) provided by financing activities	(10,142)	17,645

Effect of translation of foreign currency on cash and cash equivalents	148	242

Net decrease in cash and cash equivalents	$(4,843)	$(91,063)

The variability in net cash provided by operating activities is primarily due to fluctuating market conditions that exist in any particular fiscal period, which impacts the margins and fees under each of our LTF, STF and optimization activities and impacts our decision to buy or sell significant volumes of inventory or hold existing inventories over a fiscal period end and sell them in the future if there is an economic incentive to do so.

During the six months ended September 30, 2012, we realized a significant increase in cash from operations compared to a large use of cash in operations in the six months ended September 30, 2011.  This variance resulted from the increase in Adjusted EBITDA recognized in the current fiscal quarter compared to last year, as well as the large variances in non-cash working capital discussed below.

Changes in non-cash working capital consisted of the following:

	Six Months Ended
	September 30,
	2012	2011
	(unaudited)
Changes in non-cash working capital:
Margin deposits	$(30,730)	$32,166
Trade receivables	1,126	865
Accrued receivables	19,694	13,917
Natural gas inventory	6,865	(224,784)
Prepaid expenses	(17,291)	685
Other assets	—	(264)
Trade payables	(202)	358
Accrued liabilities	2,611	54,818
Deferred revenue	(10,875)	7,981
Other long-term liabilities	—	63

Net changes in non-cash working capital	$(28,802)	$(114,195)

As noted above, working capital can change significantly from period to period and is primarily affected by timing differences between the purchase and sale of natural gas inventory, including margin requirements and cash settlement on related risk management instruments, and the timing of collections from our customers. Non-cash working capital decreased by $28.8 million compared to $114.2 million in the same period of the prior year, largely as a result of changes in our inventory and margin deposit balances. During the first six months of our fiscal year, which corresponds to the natural gas storage year, we typically purchase significant amounts of proprietary inventory in pursuit of our optimization strategies.  These purchases usually result in a significant use of cash during the first and second fiscal quarters.  However, unlike the prior year, where we purchased $224.8 million in inventory, we entered the current fiscal year ending March 31, 2013 with substantially larger balances of proprietary inventories (approximately 69 Bcf of inventory at March 31, 2012 compared to approximately 32 Bcf at March 31, 2011). Accordingly, substantially less cash was invested in inventory during the first quarter of fiscal 2013.  This change resulted in a large swing in the use of working capital during the six months ended September 30, 2012 compared to the same period last year.

Investing Activities

Substantially all of our cash used for investing activities consisted of capital expenditures in each of the six months ended September 30, 2012 and 2011. Capital expenditures in each six month period consisted of the following:

	Six Months Ended
	September 30,
	2012	2011
	(unaudited)

Maintenance capital	$914	$162
Expansion capital	20,772	23,834
Total capital expenditures	21,686	23,996

Change in accrued capital expenditures	4,606	3,852

Proceeds on disposal of assets	(2,200)	—
Net cash used in investing activities	$24,092	$27,848

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. During the six months ended September 30, 2012, we spent a total of $20.7 million, substantially all of which relates to a project at our Wild Goose facility, including $0.8 million relating to capital lease.

Under our current plan, we expect to continue to spend between approximately $1.0 million and $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. Total expansion capital spending during the twelve months ending March 31, 2013 is currently expected to be $25.0 million.

Proceeds on disposal of assets represent cash received for excess pipe material, acquired as part of a development project, sold at its carrying value of $2.2 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 regarding this matter.

At September 30, 2012, 68.9 Bcf of natural gas inventory was economically hedged, representing 98.8% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $68.9 million, the fair value or mark-to-market value of our economic hedges would decrease by $68.1 million, and the impact due to the non-economically hedged position would be $0.8 million. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $68.9 million while the fair value of our economic hedges would increase by $68.1 million and the impact due to the non-economically hedged position would be $0.8 million. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at September 30, 2012 are 3.4 Bcf and 0.0 Bcf, respectively.

At September 30, 2012, we were exposed to interest rate risk resulting from the variable rates associated with our $400 million Credit Agreement. A balance of $165.0 million was drawn on the Credit Facilities at September 30, 2012.  The interest rate applicable on the Credit Facilities is subject to change based on certain ratios and the magnitude of our drawings on the facility.  At September 30, 2012, a one percent increase or decrease in interest rates would have an impact of approximately $1.7 million on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and the CFO have concluded that our controls and procedures were effective as of September 30, 2012. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on June 11, 2012.

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

Amended and Restated Credit Agreement dated June 29, 2012 among Niska Gas Storage US, LLC, as US Borrower, and AECO Gas Storage Partnership, as Canadian Borrower, Niska Gas Storage Partners LLC, as Holdings, Royal Bank of Canada, as Administrative Agent and Collateral Agent and the other lenders party thereto (incorporated by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 29, 2010)

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

NISKA GAS STORAGE PARTNERS LLC

Date: November 8, 2012	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)