Form 10-Q
period 2012-12-31
Niska Gas Storage Partners LLC
filed 2013-02-04
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

As of February 1, 2013, there were 34,492,245 Common Units and 33,804,745 Subordinated Units outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues:
Long-term contract	$26,492	$28,994	$82,283	$88,069
Short-term contract	14,763	8,228	37,031	19,532
Optimization, net	32,576	52,682	(23,725)	103,726
	73,831	89,904	95,589	211,327
Expenses (income):
Operating	8,330	9,702	25,250	34,881
General and administrative	8,417	6,015	26,332	20,482
Depreciation and amortization	14,831	13,115	39,896	33,922
Loss on disposal of assets	15,072	—	15,072	—
Interest	17,279	19,598	50,459	57,620
Impairment of goodwill	—	250,000	—	250,000
Loss on extinguishment of debt	—	5,147	599	6,030
Foreign exchange losses (gains)	22	557	(314)	939
Other expense (income)	3	(7)	(182)	(49)
INCOME (LOSS) BEFORE INCOME TAXES	9,877	(214,223)	(61,523)	(192,498)
Income tax benefit	(542)	(593)	(19,200)	(11,084)
NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME(LOSS)	$10,419	$(213,630)	$(42,323)	$(181,414)

Net earnings (loss) allocated to:

Managing Member	$206	$(4,230)	$(838)	$(3,595)
Common unitholders	$5,158	$(105,754)	$(20,951)	$(89,804)
Subordinated unitholder	$5,055	$(103,646)	$(20,534)	$(88,015)

Earnings (loss) per unit allocated to common unitholders
- basic and diluted	$0.15	$(3.07)	$(0.61)	$(2.62)
Earnings (loss) per unit allocated to subordinated unitholders
- basic and diluted	$0.15	$(3.07)	$(0.61)	$(2.62)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	December 31,	March 31,
	2012	2012
ASSETS
Current assets
Cash and cash equivalents	$11,660	$13,342
Margin deposits	12,513	—
Trade receivables	4,542	2,468
Accrued receivables	50,054	49,046
Natural gas inventory	190,657	230,739
Prepaid expenses	1,851	3,162
Short-term risk management assets	74,205	140,670
	345,482	439,427
Long-term assets
Property, plant and equipment, net	924,949	968,128
Goodwill	245,604	245,604
Long-term natural gas inventory	15,264	15,264
Intangible assets, net	76,707	85,309
Deferred charges, net	15,254	15,182
Other assets	1,628	1,624
Long-term risk management assets	9,248	32,820
	1,288,654	1,363,931
TOTAL	$1,634,136	$1,803,358
LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Revolving credit facility	$124,000	$150,000
Margin deposits	—	20,707
Current portion of obligations under capital lease	1,250	1,295
Trade payables	868	1,527
Current portion of deferred taxes	22,828	22,821
Deferred revenue	22,553	11,235
Accrued liabilities	52,208	37,293
Short-term risk management liabilities	20,857	58,870
	244,564	303,748
Long-term liabilities
Long-term risk management liabilities	7,311	21,596
Asset retirement obligations	1,925	1,554
Other long-term liabilities	1,451	234
Deferred income taxes	110,667	129,952
Obligations under capital lease	12,543	12,094
Long-term debt	643,790	643,790
	1,022,251	1,112,968
Members’ equity
Common units	334,799	391,585
Subordinated units	266,941	287,105
Managing Member’s interest	10,145	11,700
	611,885	690,390
Commitments and contingencies (Note 2)
TOTAL	$1,634,136	$1,803,358

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011

Operating Activities
Net loss	$(42,323)	$(181,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized foreign exchange losses	30	88
Deferred income tax benefit	(19,222)	(11,178)
Unrealized risk management losses (gains)	37,739	(74,708)
Depreciation and amortization	39,896	33,922
Deferred charges amortization	2,577	3,018
Loss on extinguishment of debt	599	6,030
Loss on disposal of assets	15,072	—
Write-down of inventory	22,281	—
Impairment of goodwill	—	250,000
Changes in non-cash working capital	32,416	8,077
Net cash provided by operating activities	89,065	33,835

Investing Activities
Capital expenditures	(29,244)	(43,632)
Proceeds on disposal of assets	2,200	—
Net cash used in investing activities	(27,044)	(43,632)

Financing Activities
Proceeds from revolver drawings	281,948	498,798
Revolver payments	(307,948)	(414,798)
Repurchase of long-term debt	—	(124,817)
Payment of debt issuance costs	(3,248)	—
Proceeds from capital lease obligations	947	—
Payments of capital lease obligations	(408)	—
Net proceeds from issuance of common units	—	11,000
Distributions to unitholders	(35,043)	(61,153)
Acquisition of interest in parent company	—	(2,176)
Net cash used in financing activities	(63,752)	(93,146)

Effect of translation on foreign currency cash and cash equivalents	49	(206)
Net decrease in cash and cash equivalents	(1,682)	(103,149)
Cash and cash equivalents, beginning of period	13,342	117,742
Cash and cash equivalents, end of period	$11,660	$14,593

Supplemental cash flow disclosures (Note 11)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

			Managing
	Common	Subordinated	Member
	Units	Units	Interest	Total
Balance April 1, 2011	$510,275	$390,283	$16,415	$916,973
Net loss	(89,804)	(88,015)	(3,595)	(181,414)
Distributions to Unitholders	(36,212)	(24,140)	(1,229)	(61,581)
Acquisition of interest in parent company	(1,066)	(1,066)	(44)	(2,176)
Acquisition of assets from parent company	212	208	8	428
Issuance of common units	11,000	—	—	11,000
Tax benefit of offering costs	2,207	2,207	90	4,504
Balance December 31, 2011	$396,612	$279,477	$11,645	$687,734

Balance April 1, 2012	$391,585	$287,105	$11,700	$690,390
Net loss	(20,951)	(20,534)	(838)	(42,323)
Distributions to Unitholders	(35,835)	370	(717)	(36,182)
Balance December 31, 2012	$334,799	$266,941	$10,145	$611,885

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

At December 31, 2012, Niska Partners had 34,492,245 common units and 33,804,745 subordinated units outstanding. Of these amounts, 16,992,245 common units and all of the subordinated units are owned by Sponsor Holdings, along with a 1.98% Managing Member’s interest in the Company and all of the Company’s IDRs. Including all of the common and subordinated units owned by Sponsor Holdings, along with the 1.98% Managing Member’s interest, Sponsor Holdings has a 74.88% ownership interest in the Company, excluding the IDRs. The remaining 17,500,000 common units, representing a 25.12% ownership interest excluding the IDRs, are owned by the public.

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

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except that the balance sheet at March 31, 2012 is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of December 31, 2012, the results of Niska Partners’ operations for the three and nine months ended December 31, 2012 and 2011, along with its cashflows for the nine months ended December 31, 2012 and 2011. The results of operations for the three and nine months ended December 31, 2012 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2013.  The optimization of proprietary gas purchases is seasonal with the majority of the revenues and costs associated with the physical sale of proprietary gas generally occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

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

3. Debt

Niska Partners’ debt obligations consist of the following:

	December 31,	March 31,
	2012	2012

Senior Notes due 2018	$643,790	$643,790
Revolving credit facility	124,000	150,000
Total	767,790	793,790
Less portion classified as current	(124,000)	(150,000)
	$643,790	$643,790

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

Interest on the Senior Notes is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum. The Senior Notes will mature on March 15, 2018. No principal payments on the Senior Notes are required prior to maturity except in certain instances of default. As at December 31, 2012, the estimated fair value of the Senior Notes was $653.4 million.

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

Under this limitation the indenture would have permitted the Company to distribute approximately $197.1 million as at December 31, 2012.

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

At December 31, 2012, the fixed charge coverage ratio was 2.2 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 13. When the ratio declines below 2.0 to 1.0 the Company is restricted in its ability to issue new debt.

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

As at December 31, 2012, $124.0 million in borrowings, with a weighted average interest rate of 3.64%, were outstanding under the Credit Facilities. Amounts committed in support of letters of credit totaled $3.3 million at December 31, 2012 (March 31, 2012 - $5.8 million). Any borrowings under the $400 million Credit Agreement are classified as current.

Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at prevailing market rates, which (1) in the case of U.S. dollar loans can be either fixed rate plus an applicable margin or, at the Company’s option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers’ acceptance rate plus an applicable margin or, at the Company’s option, a prime rate plus an applicable margin. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of December 31, 2012, the borrowing base collateral totaled $376.0 million.

3. Debt (continued)

The $400 million Credit Agreement contains limitations on Niska Partners’ ability to incur additional debt or to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are similar to those contained in the indenture governing the Senior Notes, but contain certain substantive differences.  As a result of these differences, the limitations on restricted payments contained in the Credit Agreement should be less restrictive than the limitations contained in the indenture.  As of December 31, 2012, Niska Partners was in compliance with all covenant requirements under the Senior Notes and the $400 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of December 31, 2012.

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

4. Risk Management Activities and Financial Instruments (continued)

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At December 31, 2012, 63.1 Bcf of natural gas inventory was offset with financial contracts, representing 98.7% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating the facilities are excluded from the coverage requirement. Total volumes of long-term inventory and fuel gas at December 31, 2012 are 3.4 Bcf and 0.0 Bcf, respectively. As of December 31, 2012 and March 31, 2012, the volumes of inventories which were economically hedged using each type of contract were:

	December 31,	March 31,
	2012	2012

Forwards	(0.2) Bcf	—
Futures	36.1 Bcf	8.5 Bcf
Swaps	27.2 Bcf	60.3 Bcf
Options	—	—
	63.1 Bcf	68.8 Bcf

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers.  Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment.  For the nine months ended December 31, 2012 and 2011, no trade receivables were deemed to be uncollectible. It is management’s opinion that no allowance for doubtful accounts is required at December 31, 2012 or March 31, 2012 on accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Credit risk is assessed prior to transacting with any counterparty and each counterparty is required to maintain an investment grade rating, provide a parental guarantee from an investment grade parent, or provide an alternative method of financial assurance (letter of credit, cash, etc) to support proposed transactions. In addition, the Company’s tariffs contain provisions that permit it to take title to a customer’s inventory should the customer’s account remain unpaid for an extended period of time. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 24.2% of revenues for the nine months ended December 31, 2012 is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default.

Exchange traded futures and options comprise approximately 66.3% of Niska Partners’ commodity risk management assets at December 31, 2012. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

4. Risk Management Activities and Financial Instruments (continued)

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At December 31, 2012, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $124.0 million was drawn at December 31, 2012.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the US dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at December 31, 2012 was $73.0 million (March 31, 2012 - $115.4 million). These contracts expire on various dates between January 1, 2013 and August 1, 2014. Niska Partners has not elected hedge accounting treatment for financial reporting purposes and, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at December 31, 2012 and March 31, 2012:

	Energy	Currency
December 31, 2012	Contracts	Contracts	Total

Short-term risk management assets	$74,018	$187	$74,205
Long-term risk management assets	9,248	—	9,248
Short-term risk management liabilities	(20,396)	(461)	(20,857)
Long-term risk management liabilities	(7,116)	(195)	(7,311)
	$55,754	$(469)	$55,285

	Energy	Currency
March 31, 2012	Contracts	Contracts	Total

Short-term risk management assets	$140,323	$347	$140,670
Long-term risk management assets	32,683	137	32,820
Short-term risk management liabilities	(58,415)	(455)	(58,870)
Long-term risk management liabilities	(21,243)	(353)	(21,596)
	$93,348	$(324)	$93,024

4. Risk Management Activities and Financial Instruments (continued)

The Company expects to recognize risk management assets and liabilities outstanding at December 31, 2012 into net earnings and comprehensive income in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total

Fiscal year ending March 31, 2013	$42,236	$187	$42,423
Fiscal year ending March 31, 2014	11,537	(461)	11,076
Fiscal year ending March 31, 2015	1,618	(195)	1,423
Thereafter	363	—	363
	$55,754	$(469)	$55,285

Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011	Classification

Energy contracts
Realized	$(24,079)	$7,200	$7,356	$27,699	Optimization, net
Unrealized	41,515	64,093	(37,616)	66,606	Optimization, net
Currency contracts
Realized	(146)	(592)	(134)	(5,487)	Optimization, net
Unrealized	603	(2,357)	(145)	8,102	Optimization, net
	$17,893	$68,344	$(30,539)	$96,920

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

5. Fair Value Measurements (continued)

Fair values have been determined as follows for Niska Partners financial assets and liabilities that were accounted for at fair value on a recurring basis:

December 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$83,266	$—	$83,266
Currency derivatives	—	187	—	187
Total assets	—	83,453	—	83,453
Liabilities
Commodity derivatives	—	27,512	—	27,512
Currency derivatives	—	656	—	656
Total liabilities	—	28,168	—	28,168

Net	$—	$55,285	$—	$55,285

March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$173,006	$—	$173,006
Currency derivatives	—	484	—	484
Total assets	—	173,490	—	173,490
Liabilities
Commodity derivatives	—	79,658	—	79,658
Currency derivatives	—	808	—	808
Total liabilities	—	80,466	—	80,466

Net	$—	$93,024	$—	$93,024

The Company’s financial assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2.  The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach.  The key inputs used in Niska Partners’ valuation models include transaction-specific details such as notional volumes, contract prices, and contract terms as well as forward market prices and basis differentials for natural gas obtained from third party service providers (typically the New York Mercantile Exchange, or NYMEX).  There were no changes in Niska Partners’ approach to determining fair value and there were no transfers out of Level 2 during the nine months ended December 31, 2012 or 2011.

6. Members’ Equity

Limited Liability

No member of Niska Partners will be obligated personally for any obligation of the Company solely by reason of being a member.

Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 18-607 of the Delaware Limited Liability Company Act, or the Delaware Act, Niska Partners may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, members who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited liability company for the distribution amount.  A purchaser of common units will be liable for the obligations of the transferor to make contributions to us that are known to such purchaser at the time it became a member and for unknown obligations if the liabilities could be determined from the Company’s Operating Agreement.

6. Members’ Equity (Continued)

Phantom Unit Performance Plan (the “PUPP”)

The Company maintains a compensatory PUPP plan (“the Plan”) to provide long-term incentive compensation for certain employees and directors and to align their economic interest with those of common unitholders.

A Phantom Unit is a notional unit granted under the PUPP that represents the right to receive a cash payment equal to the fair market value of a unit of the Company’s common units, following the satisfaction of certain time periods and/or certain performance criteria. Phantom Units are granted unvested and subject to both time and performance conditions.  The default time period over which a Phantom Unit vests is three years from the date of grant. The performance measure is based upon total unitholder return (“TUR”) metrics compared to such metrics of a select group of peer companies. The TUR metrics are calculated based on the Company’s percentile ranking during the applicable performance period compared to the peer group.  Provided that the Company has satisfied its minimum quarterly distribution targets for the underlying units, the Phantom Units will vest variably according to the Company’s performance relative to its peer group. During the nine months ended December 31, 2012, 695,349 Phantom Units were granted at a weighted average price of $9.99.  During the nine months ended December 31, 2011, 518,425 Phantom Units were granted at a weighted average price of $21.95.

The Plan is administered by the Compensation Committee of the Board of Directors.  The Plan currently permits the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units. As of December 31, 2012, 2,076,398 units (March 31, 2012 - 2,862,049 units) were available for grant.

The following is a reconciliation of Phantom Units Outstanding as of December 31, 2012:

		Number of
	Number of Time-	Performance-Based
	Based Units	Units	Total Units
Balance at March 31, 2012	159,681	197,165	356,846
Granted	409,812	285,537	695,349
Forfeited	(32,038)	(209,157)	(241,195)
Distribution equivalent rights	65,551	24,751	90,302
Balance at December 31, 2012	603,006	298,296	901,302

Unit-based compensation costs for the three and nine months ended December 31, 2012 were $1.3 million and $5.0 million respectively ($nil and $0.3 million for the three and nine months ended December 31, 2011, respectively).

6. Members’ Equity (Continued)

Earnings per unit:

Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown below.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Numerator:
Net earnings (loss) attributable to Niska Partners	$10,419	$(213,630)	$(42,323)	$(181,414)
Less:
Managing Member’s interest	(206)	4,230	838	3,595
Net earnings (loss) attributable to common and subordinated unitholders	$10,213	$(209,400)	$(41,485)	$(177,819)

Denominator:
Basic:
Weighted average units outstanding	68,296,990	68,296,990	68,296,990	67,915,046

Diluted:
Weighted average units outstanding	68,296,990	68,296,990	68,296,990	67,915,046

Earnings (loss) per unit:
Basic	$0.15	$(3.07)	$(0.61)	$(2.62)
Diluted	$0.15	$(3.07)	$(0.61)	$(2.62)

7. Optimization Revenue

Optimization, net consists of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Realized optimization revenue, net	$(9,542)	$(9,054)	$36,316	$29,018
Unrealized risk management gains (losses)	42,118	61,736	(37,760)	74,708
Write-down of inventory	—	—	(22,281)	—
Total	$32,576	$52,682	$(23,725)	$103,726

8. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Income tax benefit	$(542)	$(593)	$(19,200)	$(11,084)

Effective income tax rate	(5)%	0%	31%	6%

8. Income Taxes (Continued)

Income tax (benefit) expense was a benefit of $19.2 million for the nine months ended December 31, 2012 compared to a benefit of $11.1 million in the same period of the prior year. The income tax benefit in the current period is due mainly to the recognition of losses in certain taxable Canadian entities.

The effective tax rate for the three and nine months ended December 31, 2012 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of losses in taxable entities which have a lower statutory tax rate.

9. Accrued Liabilities

Niska Partners’ accrued liabilities consist of the following:

	December 31,	March 31,
	2012	2012

Accrued gas purchases	$18,495	$17,688
Accrued interest	17,188	3,727
Other accued liabilities	16,525	15,878
	$52,208	$37,293

10. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the nine months ended December 31, 2012 and 2011 consists of the following:

	Nine Months Ended
	December 31,
	2012	2011

Margin deposits	$(33,215)	$94,746
Trade receivables	(2,003)	(1,231)
Accrued receivables	16,776	3,531
Natural gas inventory	17,801	(125,550)
Prepaid expenses	1,310	1,158
Other assets	367	(392)
Trade payables	454	(1,198)
Accrued liabilities	19,608	31,793
Deferred revenue	11,318	5,118
Other long-term liabilities	—	102
Total	$32,416	$8,077

During the nine months ended December 31, 2012, changes in non-cash working capital include the receipt of proceeds of $18.0 million and an increase in accrued receivables of $14.6 million from sales of cushion gas. The Company included such proceeds in cash flows from operations since the predominant source of cash flows for natural gas purchases and sales are operating in nature.

11. Supplemental Cash Flow Disclosures

	Nine Months Ended
	December 31,
	2012	2011

Interest paid	$37,332	$41,638
Taxes (recovered) paid	$(38)	$1,107
Interest capitalized	$2,928	$2,910

Non-cash increase in working capital related to property, plant and equipment classified as operating activity	$14,648	$—

Non-cash increase (decrease) in working capital related to property, plant and equipment classified as investing activities	$5,560	$(5,745)

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

12. Segment Disclosures (continued)

The following tables summarize the net revenues and assets by geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net realized revenues
U.S.	$7,633	$16,708	$38,368	$55,599
Canada	24,080	11,460	94,981	81,020
Net unrealized revenues
U.S.	16,476	15,561	(11,617)	26,279
Canada	25,642	46,175	(26,143)	48,429
Inter-entity
U.S.	—	—	—	—
Canada	—	—	—	—
	$73,831	$89,904	$95,589	$211,327

	December 31,	March 31,
	2012	2012
Long-lived assets (at period end)

U.S.	$414,792	$413,862
Canada	864,614	917,249
	$1,279,406	$1,331,111

13. Subsequent Events

Distributions

On January 30, 2013, the Board of Directors of Niska Partners approved a distribution of $0.35 per common unit, payable on February 15, 2013 to unitholders of record on February 11, 2013. The total distribution is expected to be approximately $12.3 million. No distribution was declared on the Company’s subordinated units.

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

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires estimates and judgments to be made regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and remained unchanged as of December 31, 2012.

Overview of Our Business

We operate the Countess and Suffield gas storage facilities (collectively, the AECO HubTM) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Niska Partners markets gas storage services of working gas capacity in addition to optimizing storage capacity with its own proprietary gas purchases at each of these facilities. We also operate a natural gas marketing business which is an extension of our propriety optimization activities in Canada.

We earn revenues by leasing storage on a long-term firm (“LTF”) contract basis for which we receive monthly reservation fees for fixed amounts of storage, leasing storage on a short-term firm (“STF”) contract basis, where customers inject and withdraw specified amounts of gas and pay fees on specific dates, and optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins higher than those from third party contracts. Proprietary optimization activities occur when the Company purchases and sells natural gas for its own account. Our revenues related to our marketing business are included in proprietary optimization activities.

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

Results of Operations

A summary of financial data for each of the three and nine months ended December 31, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) Data:
Revenues
Long-term contract	$26,492	$28,994	$82,283	$88,069
Short-term contract	14,763	8,228	37,031	19,532
Optimization, net	32,576	52,682	(23,725)	103,726
	73,831	89,904	95,589	211,327
Expenses (income)
Operating	8,330	9,702	25,250	34,881
General and administrative	8,417	6,015	26,332	20,482
Depreciation and amortization	14,831	13,115	39,896	33,922
Loss on disposal of assets	15,072	—	15,072	—
Interest	17,279	19,598	50,459	57,620
Impairment of goodwill	—	250,000	—	250,000
Loss on extinguishment of debt	—	5,147	599	6,030
Foreign exchange losses (gains)	22	557	(314)	939
Other expense (income)	3	(7)	(182)	(49)
Income (loss) before income taxes	9,877	(214,223)	(61,523)	(192,498)

Income tax benefit	(542)	(593)	(19,200)	(11,084)

Net earnings (loss) and comprehensive income (loss)	$10,419	$(213,630)	$(42,323)	$(181,414)

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings (Loss)
Net earnings (loss)	$10,419	$(213,630)	$(42,323)	$(181,414)
Add/(deduct):
Interest expense	17,279	19,598	50,459	57,620
Income tax benefit	(542)	(593)	(19,200)	(11,084)
Depreciation and amortization	14,831	13,115	39,896	33,922
Unrealized risk management (gains) losses	(42,118)	(61,736)	37,739	(74,708)
Loss on disposal of assets	15,072	—	15,072	—
Impairment of goodwill	—	250,000	—	250,000
Loss on extinguishment of debt	—	5,147	599	6,030
Foreign exchange losses (gains)	22	557	(314)	939
Other expense (income)	3	(7)	(182)	(49)
Write-down of inventory	—	—	22,281	—
Adjusted EBITDA	14,966	12,451	104,027	81,256

Less:
Cash interest expense, net	16,421	18,626	47,882	54,602
Income taxes (recovered) paid	(31)	352	(38)	1,107
Maintenance capital expenditures	193	1,274	1,107	1,436
Other expense (income)	3	(7)	(182)	(49)
Cash Available for Distribution	$(1,620)	$(7,794)	$55,258	$24,160

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

Similarly, Cash Available for Distribution has certain limitations because it accounts for some, but not all, of the above limitations.

Revenues

Revenues for the three and nine months ended December 31, 2012 and 2011, respectively, consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Long-term contract revenue	$26,492	$28,994	$82,283	$88,069
Short-term contract revenue	14,763	8,228	37,031	19,532
Realized optimization, net	(9,542)	(9,054)	36,316	29,018
Unrealized risk management gains (losses)	42,118	61,736	(37,760)	74,708
Write-down of inventory	—	—	(22,281)	—
Total revenue	$73,831	$89,904	$95,589	$211,327

Changes in revenue in the quarter were primarily attributable to the following:

LTF Revenues.  LTF revenues for the three months ended December 31, 2012 declined by $2.5 million (9%) compared to the three months ended December 31, 2011. LTF revenues for the nine months ended December 31, 2012 declined by $5.8 million (7%) compared to the nine months ended December 31, 2011. Lower average rates for LTF contracts were obtained in the three and nine months ended December 31, 2012 compared to the three and nine months ended December 31, 2011. These lower contract rates were largely offset by additional storage capacity which we allocated to our LTF strategy in the current fiscal year.  In addition, lower volumes of gas cycled in the current year resulted in $1.2 million and $2.1 million less fuel and commodity fee revenue in the three and nine months ended December 31, 2012. Fluctuations in exchange rates between the Canadian and U.S. dollar increased revenues in the three months ended December 31, 2012 by $0.2 million and reduced revenues in the nine months ended December 31, 2012 by $0.7 million, compared to the same periods last year.

STF Revenues.  STF revenues for the three months ended December 31, 2012 increased by $6.5 million (79%) compared to the three months ended December 31, 2011. STF revenues for the nine months ended December 31, 2012 increased by $17.5 million (90%) compared to the nine months ended December 31, 2011.  These increases resulted from more capacity being utilized for this strategy compared to the respective periods in the prior year.

Optimization Revenues.  Net optimization revenue, including realized and unrealized gains and losses, along with write downs of proprietary optimization inventories, for the three months ended December 31, 2012 decreased by $20.1 million (38%) compared to the three months ended December 31, 2011. Net optimization revenue for the nine months ended December 31, 2012 decreased to a loss of $23.7 million from net optimization revenue of $103.7 million for the nine months ended December 31, 2011. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and any inventory write downs, which cause our reported revenues to fluctuate from period to period. However, because substantially all inventory is economically hedged, any inventory write downs are offset by hedging gains and any unrealized hedging losses will be offset by realized gains from the future sale of physical inventory. The components of optimization revenues are as follows:

•                  Natural gas market conditions. During the first quarter of the fiscal year, natural gas prices fell in response to high levels of supply. During the second and third quarters, prices trended upward as hot weather and low natural gas prices contributed to record coal-to-gas switching in the power generation sector. Low natural gas prices in the first quarter created a favorable spread environment that encouraged us to capture incremental revenues through the repositioning of inventory deliveries and related economic hedges to higher priced months later in the summer and into winter. In doing so, we recognized financial gains in the first two quarters and losses in the third quarter of the fiscal year.

•                  Realized Optimization Revenue, net.  During the three month period ended December 31, 2012, we realized losses on financial hedges as a result of increases in natural gas prices relative to the sales contracts that settled during the period. These losses were partially offset by gains on physical deliveries. The losses realized in the third quarter only partially offset the gains realized during the first two quarters of the fiscal year. As a result, over the nine month period ended December 31, 2012, we realized a net gain on financial hedges. Limited physical deliveries occurred during the three and nine month periods because the overall market was characterized by increasing prices in future periods. These conditions caused us to position physical deliveries, with associated new hedges, in future periods.  By contrast, in the three and nine month periods ended December 31, 2011, we realized gains on physical sales of optimization inventory as a result of a strong spot market for natural gas. The three month and nine month periods ended December 31, 2012 include $2.8 million and $7.7 million in optimization revenue related to our marketing business, compared to $3.0 and $8.5 million realized during the three month and nine month periods ended December 31, 2011.

•                  Unrealized Risk Management Gains (Losses).  Unrealized risk management gains in the three month period ended December 31, 2012 resulted from increases in the value of financial hedges as a result of natural gas prices decreasing relative to average sales contract prices in future months. The realization of losses totaling $23.6 million related to the settlement of economic hedges in the three month period also increased these unrealized gains.  Unrealized risk management losses in the nine month period ended December 31, 2012 resulted from decreases in the value of financial hedges resulting from increases in forward prices of natural gas relative to the beginning of our fiscal year, combined with the realization of gains of $9.1 million in economic hedges. In the prior year, unrealized risk management gains resulted from increases in the value of financial hedges due to decreases in natural gas prices relative to the average contract price for the three and nine month period. The three month and nine month periods ended December 31, 2012 include $0.2 million in unrealized risk management losses and $3.7 million in unrealized risk management gains related to our marketing business, compared to $0.2 million in unrealized risk management gains and $1.9 million in unrealized risk management losses during the three month and nine month periods ended December 31, 2011.

•                  Write-Down of Inventory. During the fourth quarter of fiscal 2012, near-term prices of natural gas fell dramatically. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. Concurrently, the steepening of the forward curve at that time as noted above encouraged us to realize incremental revenues through the repositioning of inventory deliveries from the fourth quarter of fiscal 2012 into future periods in fiscal 2013 or beyond. Natural gas prices continued to fall during the first quarter of fiscal 2013. Consequently, the market value of our inventories fell below the carrying cost by the end of the first quarter and we wrote down our proprietary inventories to the lower of cost or market value. This resulted in adjustments of $22.3 million, all of which occurred in the three months ended June 30, 2012.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2012 and 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

General operating costs, including insurance, lease costs, safety and training costs	$4,383	$4,214	$13,054	$15,922
Salaries and benefits	1,837	1,463	5,475	4,929
Fuel and electricity	1,591	3,490	5,232	11,999
Maintenance	519	535	1,489	2,031
Total operating expenses	$8,330	$9,702	$25,250	$34,881

Operating expenses for the quarter ended December 31, 2012 decreased by $1.4 million (14%) compared to the quarter ended December 31, 2011. Operating expenses for the nine months ended December 31, 2012 decreased by $9.6 million (28%) compared to the same period last year. Lower lease costs, which are included in general operating expenses, resulted from the sublease and renegotiation of certain third-party lease agreements. These changes reduced lease costs by $0.9 million and $2.6 million, respectively in the three and nine month periods ended December 31, 2012 compared to the comparable periods in the prior year.  Higher storage inventories in the beginning of our fiscal year reduced current year inventory cycling by over fifty seven percent in the current fiscal year compared to the same period last year.  The reduction in inventory cycling, coupled with significantly lower electricity prices in the current year, resulting from the absence of significant price spikes that were seen in the prior year, contributed to reductions in fuel, electricity and other operating costs of $1.7 million and $8.3 million in the three and nine month periods ended December 31, 2012, respectively, compared to the same periods in the prior year. Offsetting these savings was an increase in property and pipeline taxes of $1.1 million and $1.3 million in the three months and nine months ended December 31, 2012 largely driven by the absence of a prior year property tax settlement that resulted in a refund last year.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended December 31, 2012 and 2011 consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Compensation costs	$5,520	$1,945	$16,759	$10,169
General costs, including office and information technology costs	1,077	1,225	3,316	2,832
Legal, audit and regulatory costs	1,820	2,845	6,257	7,481
Total general and administrative expenses	$8,417	$6,015	$26,332	$20,482

General and administrative expenses for the quarter ended December 31, 2012 increased by $2.4 million (40%) compared to the quarter ended December 31, 2011. General and administrative expenses for the nine months ended December 31, 2012 increased by $5.9 million (29%) compared to the same period last year. Compensation costs increased principally as a result of higher incentive compensation accruals of $2.7 million on a quarterly basis and $5.6 million on a year to date basis.  These increases were partially offset by lower professional fees incurred during the three and nine months ended December 31, 2012 compared to the same periods last year.

Depreciation and Amortization Expense

Depreciation and amortization expense for the quarter ended December 31, 2012 increased by $1.7 million (13%) compared to the quarter ended December 31, 2011. Depreciation and amortization expense for the nine months ended December 31, 2012 increased by $6.0 million (18%) compared to the same period last year.  The increase for the three and nine month periods was primarily attributable to the additional depreciation from equipment purchased as part of the capacity expansion on of our facilities and higher cushion gas migration at one of our facilities which is recorded in depreciation and amortization expense.

Interest Expense

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Interest on senior notes	$14,284	$15,794	$42,852	$51,033
Interest on revolving credit facility	2,078	3,457	7,202	5,653
Amortization of deferred charges	834	972	2,577	3,018
Other interest	225	490	756	826
	17,421	20,713	53,387	60,530
Less: Capitalized interest	(142)	(1,115)	(2,928)	(2,910)
Total interest expenses	$17,279	$19,598	$50,459	$57,620

Interest expense for the three months ended December 31, 2012 decreased by $2.3 million (12%) compared to the three months ended December 31, 2011. Interest expense for the nine months ended December 31, 2012 decreased by $7.2 million (12%) compared to the same period last year.  The repurchase of $156.2 million in Senior Notes during the prior fiscal year reduced interest costs by $2.4 million for the three months ended December 31, 2012 and $8.2 million for the nine months ended December 31, 2012. This decrease was partially offset by higher interest costs incurred due to increased use of our $400 million revolving credit facility to finance our optimization strategy. Capitalized interest decreased by $1.0 million in the three month period ended December 31, 2012 compared to the three month period ended December 31, 2011 due to the completion of the Company’s capacity expansion at its Wild Goose facility.

Loss on Disposal of Assets

During the quarter ended December 31, 2012, we sold excess cushion gas with a recorded cost of $33.6 million for $18.5 million at the AECO and Salt Plain facilities, which resulted in a loss of $15.1 million.

Loss on Extinguishment of Debt

We amended and restated our $400 million Credit agreement on June 29, 2012.  The write off of a portion of deferred financing costs associated with the prior agreement resulted in a loss on debt extinguishment of $0.6 million for the nine months ended December 31, 2012. The loss in the prior year resulted from the repurchase of Senior Notes at a premium during that period.

Income Taxes

Income tax benefit was $0.5 million for the three months ended December 31, 2012 compared to a benefit of $0.6 million for the same period of the prior year.  We had an income tax benefit of $19.2 million for the nine months ended December 31, 2012, compared to a benefit of $11.1 million for the nine months ended December 31, 2011. Income tax benefit in the current three and nine month periods is primarily due to the Canadian subsidiaries having aggregate losses for tax purposes for the period.

The effective tax rate for the three and nine months ended December 31, 2012 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of losses in taxable entities which have a lower statutory rate.

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

Our medium-term and long-term liquidity needs primarily relate to potential debt repurchases, organic expansion opportunities and asset acquisitions. We expect to finance the cost of any expansion projects and acquisitions from borrowings under our existing and possible future credit facilities or a mix of borrowings and additional equity offerings as well as cash on hand and cash from operations. As of December 31, 2012, we do not anticipate any expansion projects or acquisitions that would require additional debt or equity financing.

Our principal debt covenant is our fixed charge coverage ratio (“FCCR”), which is included in both our $400 million Credit Agreement and the indenture on our Senior Notes.  When our FCCR, which is calculated on a trailing-twelve month basis by dividing Adjusted EBITDA (defined substantially the same as presented herein) by fixed charges (which are measured as interest expense plus the amount of interest capitalized, but giving pro forma credit for the all of the previous twelve months for certain debt purchases and acquisitions), is less than 2.0 to 1.0, we are restricted in our ability to issue new debt.  However, this restriction does not impact our ability to access our existing $400 million Credit Facility, or to amend, extend or replace that facility.  When our FCCR is below 1.75 to 1.0, we are restricted in our ability to pay distributions.  At December 31, 2012, our FCCR was 2.2 to 1.0.  If our fixed charge coverage ratio were to fall below 1.75 to 1.0, we would be permitted thereafter to pay $75 million of distributions. This $75 million amount is cumulative for all periods that our FCCR is below 1.75 to 1.0.  The appropriateness and amount of distributions are determined by our board of directors on a quarterly basis.

In order to enhance our financial flexibility, in June 2012 we amended and restated our $400 million Credit Agreement.  The new agreement is substantially the same as the prior agreement, except that the maturity has been extended from March 5, 2014 to June 29, 2016, and pricing has been improved due to a more favorable pricing grid based on leverage levels and the elimination of a floor of 150 basis points on LIBOR-based borrowings.  At December 31, 2012, the unutilized capacity related to our credit facility amounts to $253.7 million.

We believe that our existing sources of liquidity described above will be sufficient to fund our short-term liquidity needs through the upcoming twelve month period.  Funding of material acquisitions and longer-term liquidity needs will depend on the availability and cost of capital in the debt and equity markets, as well as compliance with our debt covenants.  Accordingly, the availability of any such potential funding on economic terms is uncertain.

Management does not believe that the operation of its existing business is impacted by the availability of capital for expansion projects or acquisitions.

Cash Flows from Operations and Investing Activities

The following table summarizes our sources and uses of cash for the nine months ended December 31, 2012 and 2011, respectively:

	Nine Months Ended
	December 31,
	2012	2011
	(unaudited)

Operating Activities:
Net loss	$(42,323)	$(181,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized foreign exchange losses	30	88
Deferred income tax benefit	(19,222)	(11,178)
Unrealized risk management losses (gains)	37,739	(74,708)
Depreciation and amortization	39,896	33,922
Deferred charges amortization	2,577	3,018
Loss on extinguishment of debt	599	6,030
Loss on disposal of assets	15,072	—
Write-down of inventory	22,281	—
Impairment of goodwill	—	250,000
Changes in non-cash working capital	32,416	8,077
Net cash provided by operating activities	89,065	33,835

Net cash used in investing activities	(27,044)	(43,632)

Net cash used in financing activities	(63,752)	(93,146)

Effect of translation of foreign currency on cash and cash equivalents	49	(206)

Net decrease in cash and cash equivalents	$(1,682)	$(103,149)

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

During the nine months ended December 31, 2012, we realized a significant increase in cash from operations compared to the nine months ended December 31, 2011.  This variance resulted from the increase in Adjusted EBITDA recognized in the current period compared to last year, as well as the large variances in non-cash working capital discussed below.

Changes in non-cash working capital consisted of the following:

	Nine Months Ended
	December 31,
	2012	2011
	(unaudited)

Changes in non-cash working capital:
Margin deposits	$(33,215)	$94,746
Trade receivables	(2,003)	(1,231)
Accrued receivables	16,776	3,531
Natural gas inventory	17,801	(125,550)
Prepaid expenses	1,310	1,158
Other assets	367	(392)
Trade payables	454	(1,198)
Accrued liabilities	19,608	31,793
Deferred revenue	11,318	5,118
Other long-term liabilities	—	102
Net changes in non-cash working capital	$32,416	$8,077

As noted above, working capital can change significantly from period to period and is primarily affected by timing differences between the purchase and sale of natural gas inventory, including margin requirements and cash settlement on related risk management instruments, and the timing of collections from our customers. Non-cash working capital increased to $32.4 million compared to $8.1 million in the same period of the prior year, largely as a result of changes in our inventory and margin deposit balances. For the period ended December 31, 2012, consistent with the same period in the prior year, we continued to allocate a significant proportion of our capacity to our optimization strategy, accumulating inventory and economically hedging it forward to future periods. However, unlike the prior year, where we purchased a net amount of $125.6 million in inventory, we entered the current fiscal year ending March 31, 2013 with substantially larger balances of proprietary inventories (approximately 69 Bcf of inventory at March 31, 2012 compared to approximately 32 Bcf at March 31, 2011). Accordingly, substantially less cash was invested in inventory during the first three quarters of fiscal 2013.  In addition, softer forward commodity prices during the prior period resulted in a return of substantial cash that had been posted as margin deposits in the prior year.

Investing Activities

Substantially all of our cash used for investing activities consisted of capital expenditures in each of the nine months ended December 31, 2012 and 2011. Capital expenditures in each nine month period consisted of the following:

	Nine Months Ended
	December 31,
	2012	2011
	(unaudited)

Maintenance capital	$1,107	$1,436
Expansion capital	22,577	47,941
Total capital expenditures	23,684	49,377

Change in accrued capital expenditures	5,560	(5,745)

Proceeds on disposal of assets	(2,200)	—
Net cash used in investing activities	$27,044	$43,632

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. During the nine months ended December 31, 2012, we spent a total of $22.6 million on expansion capital, the majority of which relates to a project at our Wild Goose facility, including $0.8 million relating to a capital lease.

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

At December 31, 2012, 63.1 Bcf of natural gas inventory was economically hedged, representing 98.7% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $64.0 million, the fair value or mark-to-market value of our economic hedges would decrease by $63.1 million, and the impact due to the non-economically hedged position would be $0.9 million. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $64.0 million while the fair value of our economic hedges would increase by $63.1 million and the impact due to the non-economically hedged position would be $0.9 million. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at December 31, 2012 are 3.4 Bcf and 0.0 Bcf, respectively.

At December 31, 2012, we were exposed to interest rate risk resulting from the variable rates associated with our $400 million Credit Agreement. A balance of $124.0 million was drawn on the Credit Facilities at December 31, 2012.  The interest rate applicable on the Credit Facilities is subject to change based on certain ratios and the magnitude of our drawings on the facility.  At December 31, 2012, a one percent increase or decrease in interest rates would have an impact of approximately $1.2 million on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and the CFO have concluded that our controls and procedures were effective as of December 31, 2012. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

NISKA GAS STORAGE PARTNERS LLC

Date: February 4, 2013	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)