Form 10-K
period 2013-03-31
Niska Gas Storage Partners LLC
filed 2013-06-07
CIK 1483830

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2013
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number: 001-34733

Niska Gas Storage Partners LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction or organization)	27-1855740 (I.R.S. Employer Identification No.)
1001 Fannin Street, Suite 2500
Houston, Texas (Address of principal executive offices)	77002 (Zip Code)

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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of September 30, 2012, the aggregate market value of the registrant's common units held by non-affiliates was $219,450,000 based on a unit price of $12.54. This calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

          As of June 6, 2013, the registrant had 34,492,245 common units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

GLOSSARY OF KEY TERMS

        As used generally in the energy industry and in this report, the following terms have the meanings indicated below.

Basin	A geological province on land or offshore where hydrocarbons are generated and trapped.
Bcf	One billion cubic feet of natural gas. A standard volume measure of natural gas products.
Cap-and -Trade
A market-based approach used to control pollution by providing economic incentives for achieving reductions in the emissions of pollutants. A central authority (usually a governmental body) sets a limit or cap on the amount of a pollutant that may be emitted. The limit or cap is allocated or sold to firms in the form of emissions permits which represent the right to emit or discharge a specific volume of the specified pollutant.
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
GAAP	Generally accepted accounting principles in the United States of America.
Gas storage capacity	See Effective Working Gas Capacity.
Holdco	Niska Sponsor Holdings Coöperatief U.A.
Hub	Geographic location of a natural gas storage facility and multiple pipeline interconnections.
Independent Storage	Natural gas storage facilities owned and operated independently from the pipeline and distribution facilities to which they are interconnected.
Inventory	An amount of Working Gas held within the natural gas storage facility. It may relate to third-party customer volumes or to owner/operator volumes of working gas.

Injection Rate	The rate at which a customer is permitted to inject natural gas into a natural gas storage facility.
LTF Contracts	Long term firm reserved storage contracts.
Manager	Niska Gas Storage Management LLC. Also referred to as "our manager".
Mcf	Thousand cubic feet of natural gas.
MMcf	Million cubic feet of natural gas.
Natural Gas	Several hydrocarbons that occur naturally underground in a gaseous state. Natural gas is normally mostly methane, but other components also include ethane, propane, and butane.
Natural Gas Act	Federal law enacted in 1938 that established the Federal Energy Regulatory Commission's authority to regulate interstate pipelines.
NGPL	Natural Gas Pipeline Company of America.
Niska Canada	Niska Gas Storage Canada ULC, our wholly-owned subsidiary.
Niska Holdings	Niska Holdings L.P. (formerly Niska GS Holdings Canada, L.P.).
Niska Predecessor
When used in a historical context, Niska Predecessor refers to Niska GS Holdings I, L.P. and Niska GS Holdings II, L.P. which were contributed to Niska Gas Storage Partners LLC in connection with our initial public offering ("IPO"). When used in the present tense or prospectively, Niska Predecessor refers to Niska Gas Storage Partners LLC.
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

PART I

Item 1.    Business.

  Overview

        We are a Delaware limited liability company formed in 2006 to own and operate natural gas storage assets. We own or contract for approximately 225.5 billion cubic feet, or Bcf, of total natural gas storage capacity. Our assets are located in key North American natural gas producing and consuming regions and are connected at strategic points on the natural gas transmission network, providing access to multiple end-use markets. Our locations provide us and our customers with substantial liquidity, meaning access to multiple counterparties for transactions to buy and sell natural gas. Since our inception in 2006, we have added 81.3 Bcf of new storage capacity through low cost organic expansions, an increase of approximately 56%, bringing our total working gas capacity to 225.5 Bcf at the end of March 31, 2013.

        Because the supply of natural gas remains relatively stable over the course of a year compared to the demand for natural gas, which fluctuates seasonally, natural gas storage facilities are needed to reallocate excess natural gas supply from periods of low demand to periods of high demand. We capitalize on the imbalance between supply of and demand for natural gas by providing our customers and ourselves with the ability to store natural gas for resale or use in a higher value period. Our natural gas storage facilities allow us to offer our customers "multi-cycle" gas contracts, which permit them to inject and withdraw their natural gas multiple times in one year, providing more flexibility to capture market opportunities. Since our inception, our storage contracts have provided cyclability rates ranging from 1.0 to 6.0 times per year.

        Our common units are listed on the New York Stock Exchange, or the NYSE, under the symbol "NKA." You may find more information about us on our website at http://www.niskapartners.com. Our headquarters is located in Houston, TX, and our operations center is located in Calgary, Alberta, Canada.

Recent Developments

        On April 2, 2013, we completed an equity restructuring with affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (collectively the "Carlyle/Riverstone Funds"). In the restructuring, all of our 33.8 million subordinated units and previous incentive distribution rights (all of which were owned by the Carlyle/Riverstone Funds) were combined into and restructured as a new class of incentive distribution rights ("new IDRs"). The equity restructuring, which did not require any further consents or approvals, was effective as of the same day. The transaction was unanimously approved by our board of directors, on the unanimous approval and recommendation of its Conflicts Committee, which is composed solely of independent directors.

        The restructuring permanently eliminated our subordinated units and previous incentive distribution rights in return for the new IDRs. Prior to completion of the restructuring, we would have been required to pay the full minimum quarterly distribution of $0.35 per unit on the subordinated units (requiring additional distributions of approximately $12 million per quarter) prior to increasing the quarterly distribution on our common units. Quarterly distributions on the subordinated units had not been paid since the quarter ended September 30, 2011.

        The new IDRs entitle the Carlyle/Riverstone Funds to receive 48% of any quarterly cash distributions after our common unit holders have received the full minimum quarterly distribution ($0.35 per unit) for each quarter plus any arrearages from prior quarters (of which there are currently none). The previous incentive distribution rights entitled the Carlyle/Riverstone Funds to receive increasing percentages (ranging from 13% to 48%) of incremental cash distributions after our unit holders (both common and subordinated) exceeded quarterly distributions ranging from $0.4025 per unit to $0.5250 per unit. In addition, for a period of five years, and provided that the Carlyle/Riverstone Funds continue to own a majority of both our managing member and the new IDRs, the

Carlyle Riverstone Funds will be deemed to own 33.8 million "Notional Subordinated Units" in connection with votes to remove and replace our managing member. These Notional Subordinated Units are not entitled to distributions, but merely preserve the Carlyle/Riverstone Fund's voting rights with respect to removal of the managing member. Tables summarizing the changes in incentive distributions are provided below.

Previous structure

		Marginal Percentage Interest in Cash Distributions
	Total Quarterly Distribution per Unit Target Amount	Common and Subordinated	Managing Member	IDR Holder
Minimum Quarterly Distribution	$0.35	98.02%	1.98%	—
First Target Distribution	above $0.35 up to $0.4025	98.02%	1.98%	—
Second Target Distribution	above $0.4025 up to $0.4375	85.02%	1.98%	13.00%
Third Target Distribution	above $0.4375 up to $0.5250	75.02%	1.98%	23.00%
Thereafter	above $0.5250	50.02%	1.98%	48.00%

New structure

		Marginal Percentage Interest in Cash Distributions
	Total Quarterly Distribution per Unit Target Amount	Common Unitholders	Managing Member	IDR Holder
Minimum Quarterly Distribution	$0.35	98.02%	1.98%	—
Thereafter	above $0.35	50.02%	1.98%	48.00%

        After completion of the restructuring, we had 34.5 million common units issued and outstanding, of which 17.5 million were owned by the public and 17.0 million were owned by the Carlyle/Riverstone Funds. The Carlyle/Riverstone Funds also owned a 1.98% managing member interest in us. As a result of the restructuring, the percentage ownership owned by the Carlyle/Riverstone Funds (excluding the previous incentive distribution rights and the new IDRs, which are a variable interest) has decreased from approximately 74.9% to approximately 50.3%.

Organizational Structure

        The following diagram depicts our simplified organizational and ownership structure after the completion of the equity restructuring:

Our Relationship with Holdco

        Niska Sponsor Holdings Coöperatief U.A., or Holdco, owns our manager, approximately 49.3% of our outstanding common units and 100% of our new IDRs.

        Over 95% of the equity in Holdco is owned by the Carlyle/Riverstone Funds and affiliated entities with the balance owned by our current and former officers and employees. The Carlyle/Riverstone Funds are affiliated with Riverstone Holdings LLC, or Riverstone. Riverstone conducts buyout and growth capital investments in the midstream, exploration and production, oilfield services, power and renewable sectors of the energy industry. Riverstone's management has substantial experience in identifying, evaluating, negotiating and financing acquisitions and investments.

Management

        Niska Gas Storage Management LLC, or "our manager", has a 1.98% managing member interest in us. Our manager has sole responsibility for conducting our business and for managing our operations. Pursuant to our Operating Agreement, our manager has delegated the power to conduct our business and manage our operations to our board of directors, all of the members of which are appointed by our manager. References to our board refer to the board of directors of Niska Gas Storage Partners LLC as long as the delegation is in effect (or to the board of directors of our manager if such delegation is not in effect). Our board directs the management of our business and presently consists of nine members. Our manager appoints all members to our board, and three of our directors are independent as defined under the independence standards established by the NYSE. For more information about our directors, see "Directors, Executive Officers and Corporate Governance."

Our Operations

  Fee-based revenue

        We store natural gas for a broad range of customers, including financial institutions, marketers, pipelines, power generators, utilities and producers of natural gas. Fee based revenue consists of longer term contracts for storage fees that are generated when we lease storage capacity on a monthly basis and shorter term fees associated with park and loan activities.

  Long-Term Firm Storage Contracts

        We provide multi-year, multi-cycle storage services to our customers under long-term firm, or LTF contracts. Under our LTF contracts our customers are obligated to pay us monthly reservation fees in exchange for the right to inject, store and withdraw volumes of natural gas on days and for periods selected by them at injection or withdrawal rates up to maximums specified in the contract. The reservation fees are fixed charges owed to us regardless of the actual amount of storage capacity utilized by customers. When customers utilize the capacity that is reserved under these contracts we also collect variable fees based upon the actual volumes of natural gas injected or withdrawn. These variable fees are designed to allow us to recover our variable operating costs and make up a small percentage of the total fees we receive under our LTF contracts.

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

  Short-Term Firm Storage Contracts

        We also provide short-term storage services for customers under short-term firm, or STF contracts. STF contracts typically have terms of less than one year; however can extend up to two years. Under an STF contract, a customer pays a fixed fee to inject a specified quantity of natural gas on a specified date or dates and to store that gas in our storage facilities until withdrawal on a specified future date or dates. One half of the fees are earned at the time of injection by a customer and one half of the fees are earned at the time of withdrawal by a customer. An STF contract differs from an LTF contract in that the customer is obligated to inject and withdraw specified quantities of natural gas on specified dates rather than entitled to utilize injection and withdrawal capacity at its option. Because STF contracts set forth specified future injection and withdrawal dates, we can enter into offsetting transactions to lock in incremental fees as spot and future natural gas prices fluctuate prior to that activity date.

        Under STF contracts the customer is obligated to perform the injection and withdrawal activities as specified in the contract, thus enabling us to enter into offsetting transactions to capture incremental opportunities as spot and future natural gas prices fluctuate prior to the specified withdrawal date. For example, if, after a customer enters into an STF contract to inject natural gas in July and to withdraw that gas in January, natural gas futures prices for January fall below February prices, we might enter into an offsetting STF transaction for the same quantities, with the same or another customer, to inject in January and withdraw in February for a fee based on the January to February spread. The result in January would be that the second transaction offsets the first transaction resulting in no net flow obligation on our storage facility during January, and therefore, a fuel savings. By entering into offsetting transactions, we are able to capture additional opportunities as they are created throughout the year by volatile natural gas futures prices.

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

  Customers and Counterparties

        Our gas storage customers include a broad mix of natural gas market participants, including financial institutions, producers, marketers, power generators, pipelines and municipalities. Approximately 90% of the counterparties under our natural gas storage contracts and proprietary storage optimization transactions either have an investment grade credit rating, provide us with another form of financial assurance, such as a letter of credit or other collateral, or are governmental entities. Our investment grade counterparties account for approximately 94% of our credit exposures as of March 31, 2013.

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

        We analyze the financial condition of our counterparties prior to entering into an agreement. Our exposure to the volume of business transacted with a natural gas clearing and settlement facility is mitigated by the facility's requirement to post margin deposits to reduce the risk of default. In the event of any default, the exchange would absorb losses by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Our Assets

        Our owned and operated natural gas storage facilities consist of AECO Hub™ (comprised of two facilities in Alberta, Canada), our Wild Goose storage facility in California and our Salt Plains storage facility in Oklahoma. Our natural gas storage assets are modern, well-maintained, automated facilities with low maintenance costs, long useful lives and comparatively high injection and withdrawal, or "cycling," capabilities. Our facilities require low amounts of cushion gas, meaning that a relatively small amount of natural gas is required to remain inside our facilities in order to maintain a minimum facility pressure supporting the working gas. The size and flexibility of our facilities, together with the application of advanced skills in reservoir engineering, drilling, geology and geophysics, enable us to support individual high-cycle contracts in excess of the average physical cycling capabilities of our facilities. In addition to the facilities we own and operate, we also contract for 8.5 Bcf of natural gas storage capacity on a long-term basis from Natural Gas Pipeline Company of America LLC, or NGPL, on its pipeline system in the mid-continent (Texas and Oklahoma) at cost-of-service based rates that we believe are currently below market rates. The following table highlights certain important design information about our assets:

March 31, 2013:

	AECO Hub™
	Suffield	Countess	Wild Goose	Salt Plains	NGPL
Name	Alberta	Alberta	California	Oklahoma	Midcon/Texok	Total
Location
Gas Storage Capacity (Bcf)	83.5	70.5	50	13	8.5	225.5
Peak Withdrawal (MMcf per day)	1,800	1,250	950	150	114	4,264
Peak Injection (MMcf per day)	1,600	1,150	525	115	57	3,447
Reservoirs	5	2	3	1	N/A	11
Storage Wells	60	29	17	30	N/A	136
Compression (horsepower)	36,000	34,500	27,900	10,000	N/A	108,400
In Service Date	1988	2003	1999	1995	N/A	1988 - 2003

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

        AECO Hub™ is located in the Western Canadian Sedimentary Basin, or the WCSB, which is the major hydrocarbon basin in Canada and one of the most important natural gas producing regions in North America. The WCSB accounts for a majority of annual Canadian natural gas production and a significant amount of annual North American natural gas production according to the Canadian National Energy Board, or NEB. Although WCSB production has leveled off in recent years, we have seen stronger levels of natural gas production in fiscal 2013 compared to production in the prior 2 years. Further, we expect that Canadian natural gas production will grow in future years in response to a growing demand for LNG exports to serve Asian Markets. New production to support these projects will be provided by large new shale and tight gas plays in northeast British Columbia and western Alberta, a large remaining conventional natural gas resource base.

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

        Suffield Storage Facility.    AECO Suffield is located in southeastern Alberta. It is near the Alberta System's "eastern gate," the largest natural gas delivery point in Canada, where gas is delivered into TransCanada's mainline pipeline system (transporting natural gas to eastern Canada and the northeastern U.S.) and the Foothills/Northern Border pipeline system (transporting natural gas to Chicago and the Midwestern U.S.). AECO Suffield consists of 60 storage wells and five storage reservoirs with aggregate effective working capacity of approximately 83.5 Bcf. The storage reservoirs are connected to a central processing and compression facility by a system of five pipelines. Compression is provided by natural gas powered engines that have a total of more than 36,000 horsepower.

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

        Countess Storage Facility.    AECO Countess is located in south central Alberta, approximately 60 miles east of Calgary. Countess is connected to a large diameter pipe of the Alberta System. This modern natural gas storage project consists of 29 storage wells and two high performance gas storage reservoirs that are connected to a central processing and compression facility. The two storage reservoirs each have their own gathering pipeline system. Compression is electrically powered and totals approximately 34,500 horsepower. The two reservoirs have total effective working capacity of approximately 70.5 Bcf.

  Customers

        AECO Hub™'s customers consist of a mix of natural gas market participants, including financial institutions, producers, marketers, power generators, and pipelines, resulting in a portfolio of customers with diverse usage patterns and varying contract expiration dates. This allows more opportunity for AECO Hub™ to optimize underutilized capacity.

        Most of AECO's LTF contracts have capacity of 1.0 Bcf or greater and an average of 3.0 Bcf. LTF contract terms have been chosen so that a manageable amount of contracts expire each year, avoiding exposure to a large contract turnover volume. The weighted average contract life of our LTF storage contracts at AECO Hub™ is 2.2 years but most of our current customers have consistently entered into new contracts when their existing contracts expire. The largest contract we have at AECO Hub™ is in the ninth year of an initial term of 10 years. This contract for 40.0 Bcf continues for a full 25 year term unless either party pays a significant cancellation fee upon the expiration of the initial term or after subsequent five year term periods.

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

        Wild Goose is strategically located in a highly-liquid hub market and is one of only four independent operating storage facilities in northern California. Wild Goose provides natural gas receipt and delivery services at Pacific Gas & Electric Company (PG&E), or PG&E Citygate, a liquid trading point where natural gas supply from multiple upstream basins meets the volatile California end-use gas demands that create a dependence on natural gas storage. This location provides customers with the opportunity to take advantage of PG&E Citygate pricing, liquidity and arbitrage opportunities.

Facility

        Wild Goose operates 17 natural gas storage wells that are completed in three depleted natural gas reservoirs with an effective working capacity of 50.0 Bcf and a gas generated compression of 27,900 horsepower. The Wild Goose reservoirs are located in high quality rock formations. In addition, the reservoirs have a strong water drive mechanism, which helps maintain reservoir pressure and well deliverability. Rights to use the reservoirs at Wild Goose for natural gas storage are held pursuant to a series of natural gas storage leases with the surface owners of the lands where the reservoirs are situated as well as mineral owner agreements and similar instruments entered into with the holders of subsurface mineral interests in such lands. Rights for the lands used for the pipelines are derived from right-of-ways, easements, leases, and other similar land-use agreements.

  Customers

        Wild Goose's customers include a mix of natural gas market participants, including financial institutions, producers, marketers, power generators, pipelines and municipalities, resulting in a portfolio of customers with diverse usage patterns and different contract expiration dates. This allows us to optimize underutilized capacity.

        Wild Goose has contracts for terms of one year or longer. The weighted average contract life of our LTF storage contracts at Wild Goose is 1.6 years, but many of our current customers have consistently entered into new contracts when their existing contracts expire.

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

  Facility

        Salt Plains operates 30 gas storage wells and a gas generated compression of 10,000 horsepower that are completed in a depleted natural gas storage reservoir characterized by high-quality rock. The wells are connected to a central plant facility by seven miles of pipeline. Rights to use the reservoir at Salt Plains for natural gas storage are held pursuant to a series of gas storage agreements with the mineral rights owners of the lands where the reservoir is situated. Rights for the lands used for the pipelines are derived under these gas storage agreements as well as from right-of-way grants from other land owners.

  Customers

        Salt Plains' customers include a mix of natural gas market participants, including financial institutions, producers, and marketers. The weighted average contract life of our LTF storage contracts at Salt Plains is 1.0 years, but most of our current customers have consistently entered into new contracts when their existing contracts expire.

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

  NGPL Contracted Capacity

  Overview

        Since 2001, our subsidiary has contracted for 8.5 Bcf of gas storage capacity on the MidCon leg and the TexOk leg of the NGPL pipeline system in the mid-continent. The NGPL system connects and balances Gulf Coast and mid-continent supply basins with Chicago and other Midwestern U.S. end-use markets. NGPL has a number of different storage facilities on its pipeline system and manages its storage capacity as pools on separate legs of the pipeline. Under NGPL's FERC-approved tariff, NGPL is limited to charging cost-of-service rates for its transportation and storage services. We currently have multiple LTF storage contracts with NGPL that expire on various dates through 2017. We have a tariff-based right of first refusal to renew these contracts, effectively making this capacity a long-term asset without any invested capital, with an option to exit either temporarily or permanently, should the rate be above market value.

        As a customer of the NGPL capacity, and not the operator, we use our optimization strategy to generate revenue from our use of the capacity, and we do not remarket services.

  Access Gas Services

        We have a small but growing natural gas marketing business in Eastern Canada, British Columbia and Alberta serving commercial, industrial and retail customers. This is also a margin business where supply is locked in to serve customers at committed prices. In Eastern Canada, we also provide fee-based agency services to natural gas end-users. The Access marketing business is an extension of the Company's proprietary optimization activities.

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

  Environmental Matters

        Our natural gas storage operations are subject to stringent and complex federal, state, provincial and local laws and regulations governing environmental protection, including air emissions, water quality, wastewater discharges, and solid waste management. Such laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits and other approvals. These laws and regulations impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct certain activities under statutes such as the Clean Water Act, or CWA, the Clean Air Act, or CAA, the Safe Drinking Water Act, or SDWA and comparable legislation in Canada, limiting or preventing the release of materials from our facilities, managing wastes generated by our operations, the installation of pollution control equipment, responding to releases of process materials or wastes from our operations, and the risk of substantial liabilities for pollution resulting from our operations. The Occupational Safety and Health Act, or OSHA, comparable state statutes that regulate the protection of the health and safety of workers, as well as the Occupational Health and Safety Act in the Province of Alberta, and comparable federal legislation in Canada also apply to our operations. Failure to comply with these laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. We believe that we are in substantial compliance with existing environmental laws and regulations and that such laws and regulations will not have a material adverse effect on our business, financial position or results of operations. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. For example, on April 17, 2012, the U.S. Environmental Protection Agency (EPA) finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA's rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, or VOC's, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors and controllers of natural gas processing plants, dehydrators, storage tanks and other production equipment. These rules may require a number of modifications to our operations including the installation of new equipment to control emissions. As a result, there can be no assurance of the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts that we currently anticipate.

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

  Climate Change

        There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gases (GHGs). Future regulation of GHGs in the United States could occur pursuant to future U.S. treaty commitments, new domestic legislation that may impose a carbon emissions tax or establish a cap-and-trade program or regulation by the EPA. The Obama Administration has indicated its support for a mandatory cap-and-trade program to reduce GHG emissions, and it is possible that federal legislation could be adopted in the future. Similarly, the outcomes of ongoing international negotiations since the 2011 Durban Climate Change Conference make it possible that a new, legally-binding international instrument to control GHGs will be adopted in the future.

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

        In 2006, California adopted AB 32, the Global Warming Solutions Act of 2006, with a goal of reaching (i) 1990 GHG emissions levels by the year 2020, (ii) 80% of 1990 levels by 2050, and (iii) establishing a mandatory emissions reporting program. AB 32 directed the California Air Resources Board, or CARB, to begin developing discrete early actions to reduce GHGs while also preparing a scoping plan to identify how best to reach the 2020 limit. Since the passage of AB 32, the CARB approved in December 2010 a GHG cap-and-trade program, which is scheduled to take effect in 2012. However, various legal challenges threaten to delay California's cap-and-trade program. No final determination has been made with regard to the potential applicability of the AB 32 cap-and-trade program to our operations. We are therefore not in a position to quantify any potential costs associated with compliance under the program as proposed. However, any limitation a finalized program places on GHG emissions from our equipment and operations could require us to incur costs to reduce the GHG emissions associated with our operations.

        Even in the absence of new federal legislation the U.S. Environmental Protection Agency, or EPA, has begun to regulate GHG emissions using its authority under the federal Clean Air Act (CAA) as articulated by the April 2007 United States Supreme Court ruling in Massachusetts, et al. v. EPA that the EPA has authority to regulate carbon dioxide emissions. The GHG regulations that EPA has issued following exercising the authority affirmed by Massachusetts , et al. v. EPA include: (1) the December 2009 "endangerment finding" determining that air pollution from six GHGs endangers public health and welfare, and that mobile sources cause or contribute to that air pollution; (2) the May 2010 "Tailpipe Rule," issued jointly with the National Highway Traffic Safety Administration setting GHG emission and fuel economy standards for new light-duty vehicles; (3) the April 2010 "Timing Rule," concluding that stationary source regulation under Titles I and V of the CAA (involving Prevention of Significant Deterioration regulations and operating permits, respectively) must regulate GHG emissions beginning when such emissions are subject to controls under the mobile source provisions of the Act; (4) the June 2010 "Tailoring Rule," exempting small stationary sources from PSD and Title V requirements through regulations modifying the Act's emissions thresholds; and (5) the December 2010 "SIP Call" rule, finding thirteen state Implementation Plans ("SIPs") inadequate because they did not regulate GHGs from stationary sources, and directing those states to correct the inadequacies or face federalization of their permitting programs. All of these regulations are subject to legal challenges but the D.C. Circuit has refused to stay the rules while the challenges are pending.

        In addition to the above rules, on March 27, 2012 the EPA proposed GHG emissions standards for power plants. The EPA also plans to propose new GHG emission standards for refineries. The new standard for power plants along with the current EPA's GHG regulations could affect the demand for natural gas.

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

        British Columbia has been in the process of implementing a cap-and-trade system consistent with the requirements of the WCI. The province has created a Climate Action Secretariat that is responsible for developing cap-and-trade rules. Ontario, another province participating in the WCI, has committed to a phase out of coal fired power by 2014.

        Alberta regulates GHG emissions under the Climate Change and Emissions Management Act, the Specified Gas Reporting Regulation (the "SGRR"), which imposes GHG emissions reporting requirements, and the Specified Gas Emitters Regulation (the "SGER"), which imposes GHG emissions limits. A facility subject to the SGRR must report if it has GHG emissions of 50,000 metric tonnes or more in any year. Under the SGER, GHG emission limits apply once a facility has direct GHG emissions in a year of 100,000 metric tonnes or more. Under the SGER, subject facilities are required to reduce their emission intensities (e.g., metric ton of GHGs emitted per unit of production) by 12% in the case of facilities operating prior to 2000 and by 2% per year beginning in the fourth year of commercial operations for facilities commencing operations in 2000 and after up to a maximum of 12%. A facility subject to the SGER may meet the applicable emission limits by making emissions intensity improvements, offsetting GHG emissions by purchasing offset credits or emission performance credits in the open market, or acquiring "fund credits" by making payments of CDN$15 per metric tonne to the Alberta Climate Change and Management Fund. The direct and indirect costs of these regulations may adversely affect our operations and financial results.

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

Employees

        As of March 31, 2013, we had 133 employees. Our executive officers are currently employed by Niska Partners Management ULC and subsidiaries of Niska Gas Storage Partners LLC.

Competition

        The natural gas storage business is competitive. The principal elements of competition among storage facilities are rates, terms of service, types of service, access to supply sources, access to demand markets and flexibility and reliability of service. Because our facilities are strategically located in key North American natural gas producing and consuming regions, we face competition from existing competitors who also operate in those markets. Our competitors include natural gas storage companies, major integrated energy companies, pipeline operators and natural gas marketers of varying sizes, financial resources and experience. Competitors of the AECO Hub™ currently include TransCanada (Edson, CrossAlta), Atco (Carbon) and Enstor (Alberta Hub). Competitors of our Wild Goose facility currently include Buckeye Partners (Lodi), PG&E, NW Natural (Gill Ranch), Central Valley Gas and a number of proposed projects in northern California. Competitors of our Salt Plains facility currently include Southern Star. Given the key location of our facilities, additional competition in the markets we serve could arise from new developments or expanded operations from existing competitors. We anticipate that growing demand for natural gas storage in the markets we serve will be met with increasing storage capacity, either through the expansion of existing facilities or the construction of new storage facilities.

Seasonality

        Our cash expenditures related to our optimization activities are highest during summer months, and our cash receipts from our optimization activities are highest during winter months. Consequently, our results of operations for the summer are generally lower than for the winter.

Geographic Data; Financial Information about Segments

        See Note 22 to our Consolidated Financial Statements.

Available Information

        We make available, free of charge on our Internet website (http://www.niskapartners.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission ("SEC").

        The public may also read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains our reports, proxy and information statements and our other SEC filings. The address of that site is www.sec.gov.

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

  •
  prevailing economic conditions.

        For a description of additional restrictions and factors that may affect our ability to pay cash distributions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        Any reduction in the amount of cash available for distributions could impact our ability to pay the minimum quarterly distribution on our common units in full. Moreover, we may not be able to increase distributions on our common units.

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

Information technology systems present potential targets for cyber security attacks.

        We are reliant on technology to improve efficiency in our business. Information technology systems are critical to the operations of the Company. These systems could be a potential target for a cyber security attack as they are used to store and process sensitive information regarding our operations, financial position, and information pertaining to our customers and vendors. While we take the utmost precautions, we cannot guarantee safety from all threats and attacks. Any successful breach of security could result in the spread of inaccurate or confidential information, disruption of operations, environmental harm, endangerment of employees, damage to our assets, and increased costs to respond. Any of these instances could have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse affect on our business, financial conditions, and operations. There is no guarantee that adequate insurance to cover the effects of a cyber security attack will be available at rates we believe are reasonable in the near future or that the cost of responding to a breach will be covered by insurance or recoverable in rates.

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

Weakening world market conditions could impact our operations.

        Cash management is an important component to any successful business and our operations heavily rely on our ability to collect from our customers and obtain and secure financing. The recent financial crisis has increased uncertainty and volatility in credit markets. Continuing or further disruptions in global financial markets, including stress on financial institutions, could negatively impact the availability and cost of credit in the future. An increase in interest rates or unavailability of credit could materially adversely affect our cash flows and that of our vendors, thereby having an impact on our operations, ability to make distributions, and ability to make capital expenditures. Reduced availability or increased cost of credit could also adversely impact the financial condition of our customers, and reduce demand for our products and services as a result.

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

        Furthermore, our credit agreement contains covenants requiring us to maintain certain financial ratios and tests, including that we maintain a fixed charge coverage ratio of 1.1 to 1.0 at the end of each fiscal quarter when excess availability under both revolving credit facilities is less than 15% of the aggregate amount of availability under both credit facilities. Our ability to comply with those covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement or the indenture governing our senior notes, the lenders or the note holders, as the case may be, will be able to accelerate the maturity of all borrowings and demand repayment of amounts outstanding, our lenders' commitment to make further loans to us may terminate, and we may be prohibited from making distributions to our members. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

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

  •
  various other matters.

        In the event that our operations become subject to FERC regulation, and should we fail to comply with all applicable FERC-administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, or EPA Act 2005, FERC has civil penalty authority under the Natural Gas Act to impose penalties for certain violations of up to $1,000,000 per day for each violation. FERC also has the authority to order disgorgement of profits from transactions deemed to violate the Natural Gas Act and the EPA Act 2005.

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

        We use over-the-counter (OTC) derivative products to hedge commodity risks and, to a lesser extent, our currency risks. On July 21, 2010 new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, that participate in that market. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court for the District of Colombia in September of 2012 although the CFTC has stated that it will appeal the District Court's decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of "swap", "security-based swap", "swap dealer" and "major swap participant". The Dodd-Frank Act and CFTC Rules also may require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC has delayed the compliance dates for various regulations already finalized. As a result it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

        The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

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

  •
  our board determines the amount and timing of any capital expenditures and, based on the applicable facts and circumstances, whether a capital expenditure is classified as a maintenance capital expenditure. This determination can affect the amount of cash that is distributed to our unitholders and to the holders of the new incentive distribution rights;

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

  •
  our Operating Agreement permits us to borrow funds to permit the payment of cash distributions or fund operating expenditures;

  •
  our manager may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

  •
  our Operating Agreement permits us to distribute up to $50.0 million from capital sources, including on the new incentive distribution rights, without treating such distribution as a distribution from capital;

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

        Unitholders have little ability to remove our manager. The vote of the holders of at least 66 2/3% of all outstanding common and Notional Subordinated Units voting together as a single class is required to remove our manager. Holdco owns 48.29% of our outstanding common and all of our Notional Subordinated Units. Accordingly, our public unitholders are currently unable to remove our manager without Holdco's consent because Holdco owns sufficient units to be able to prevent the manager's removal.

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

        We have 34,492,245 common units outstanding. 16,992,245 of the common units are owned by Holdco. Sales by Holdco or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we provided registration rights to Holdco. Under our Operating Agreement, our manager and its affiliates have additional registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service, or IRS, treats us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to you could be substantially reduced.

        The anticipated after-tax benefit of an investment in our units depends on our being treated as a partnership for U.S. federal income tax purposes.

        Despite the fact that we are organized as a limited liability company under Delaware law, we would be treated as a corporation for U.S. federal income tax purposes unless we satisfy a "qualifying income" requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, the IRS has made no determinations regarding our treatment as a partnership. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

        If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our income at the corporate tax rate, which is currently a maximum of 35%, and would likely be liable for state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to our unitholders. Because taxes would be imposed upon us as a corporation, our cash available for distribution to our unitholders could be substantially reduced. Therefore, our treatment as a corporation would result in a reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a reduction in the value of the units.

        At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to you would be reduced and the value of our common units could be negatively impacted.

        Our Operating Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

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

The tax treatment of publicly traded partnerships, companies with multinational operations, or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

        The present U.S. federal income tax treatment of publicly traded partnerships, companies with multinational operations, or an investment in entities such as Niska Gas Storage Partners LLC may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the qualifying income requirement to be treated as a partnership for U.S. federal income tax purposes.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

        We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly-traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

A unitholder whose units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of units) may be considered as having disposed of those units. If so, he would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.

        Because there are no specific rules governing the U.S. federal income tax consequence of loaning a partnership interest, a unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.

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

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

  Our Limited Liability Company Interests

        On April 2, 2013, we combined our 33,804,745 subordinated units and our previous Incentive Distribution Rights, or IDRs, and restructured them as a new class of Incentive Distribution Rights (new IDRs). As of June 6, 2013 we had outstanding 34,492,245 common units, a 1.98% managing member interest and our new IDRs. The common units represent all of our limited partner interests and 98.02% of our total ownership interests excluding our new IDRs. As discussed below under "Our Cash Distribution Policy—New Incentive Distribution Rights," the new IDRs represent the right to receive 48% of any quarterly cash distributions after our common unit holders have received the full minimum quarterly distribution for each quarter plus any arrearages from prior quarters (of which there are currently none). Holdco currently owns approximately 49.26% of our outstanding common units and 100% of our new IDRs.

        Our common units, which represent limited liability company interests in us, are listed on the NYSE under the symbol "NKA." Our common units have been traded on the NYSE since May 12, 2010. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per unit for our common units on the NYSE:

Three Months Ended	High	Low
March 31, 2013	$13.02	$11.10
December 31, 2012	$12.71	$9.66
September 30, 2012	$14.09	$12.01
June 30, 2012	$13.12	$9.20
March 31, 2012	$10.83	$8.98
December 31, 2011	$12.89	$8.86
September 30, 2011	$17.60	$11.28
June 30, 2011	$22.09	$16.25

        On June 6, 2013, the closing market price for our common units was $14.12 per unit.

        We have gathered tax information from our known unitholders and from brokers/nominees and, based on the information collected, we have approximately 33,800 beneficial unitholders at March 31, 2013.

        Cash distributions paid to unitholders for the years ended March 31, 2013 and 2012 were as follows:

Record Date	Payment Date	Per Common Unit	Per Subordinated Unit
February 11, 2013	February 15, 2013	$0.35	$—
November 13, 2012	November 15, 2012	$0.35	$—
August 13, 2012	August 15, 2012	$0.35	$—
May 4, 2012	May 15, 2012	$0.35	$—
February 13, 2012	February 16, 2012	$0.35	$—
November 14, 2011	November 17, 2011	$0.35	$—
August 5, 2011	August 12, 2011	$0.35	$0.35
May 6, 2011	May 13, 2011	$0.35	$0.35

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

  Holders

        As of June 6, 2013, there were 9 holders of record of our common units. The number of record holders does not include holders of units in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

  New Incentive Distribution Rights (new IDRs)

        Please refer to the "Business—Recent Development" portion of this document.

        To date, the Company has not made any payments with respect to the previous incentive distribution rights or the new IDRs.

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

Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following table shows selected historical consolidated financial and operating data of Niska Gas Storage Partners LLC for the fiscal years ended March 31, 2013, 2012 and 2011, and Niska Predecessor, consisting of the combined financial statements of Niska GS Holdings I, L.P. and Niska GS Holdings II, L.P. for the fiscal years ended March 31, 2010 and 2009.

        The historical consolidated financial data presented for the years ended March 31, 2013, 2012 and 2011 and the combined financial data presented for the years ended March 31, 2010 and 2009 are derived from audited financial statements for those respective periods, and should be read together with and are qualified in their entirety by reference to, the historical audited consolidated financial statements of Niska Gas Storage Partners LLC and the accompanying notes included in Item 8.

        Moreover, the table should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

	Niska Partners			Niska Predecessor
	Years Ended March 31,
	2013	2012	2011	2010	2009
	(dollars in thousands, except per unit amounts)
Consolidated Statement of Earnings Data:
Revenues(1)	$140,695	$268,581	$230,075	$270,500	$252,200
Depreciation and amortization	50,409	46,131	46,891	43,100	54,800
Interest and debt expense	67,010	74,630	77,007	38,119	53,486
Earnings (loss) before income taxes	(62,543)	(185,459)	27,403	121,149	96,949
Net earnings (loss)	(43,601)	(165,772)	57,457	53,200	108,800
Earnings (loss) per unit	(0.63)	(2.39)	0.31	n/a	n/a
Balance Sheet and Other Financial Data (at period end):
Total current assets	$247,775	$439,427	$443,699	$430,000	$355,900
Total assets	1,524,392	1,803,358	2,061,270	2,099,400	2,002,900
Total debt (including current portion)	708,790	793,790	800,000	800,000	662,000
Members' equity	597,377	690,390	916,973	929,800	977,400
Cash distributions declared (per unit):
Common units	$1.40	$1.40	$0.873	n/a	n/a
Subordinated units	$—	$0.70	$0.873	n/a	n/a
Operational Data: (unaudited)
Effective working gas capacity (Bcf)(2)	225.5	221.5	204.5	185.5	163.7
Capacity added during the period (Bcf)	4.0	17.0	19.0	21.8	8.4
Percent of operated capacity leased to third parties(3)	74.8%	62.4%	71.4%	79.5%	89.7%

(1)
Revenues include optimization revenues, which are presented net of cost of goods sold.

(2)
Represents operated and NGPL capacity. Effective working gas capacity data is as at March 31 in each year.

(3)
Excludes NGPL leased capacity of 8.5 Bcf.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The historical financial statements included elsewhere in this document reflect the consolidated assets, liabilities and operations of Niska Gas Storage Partners LLC ("Niska Partners" or "Niska") as at March 31, 2013 and 2012, and for of the years ended March 31, 2013, 2012 and 2011. The following discussion of the historical consolidated and combined financial condition and results of operations should be read in conjunction with the historical financial statements and accompanying notes of Niska included elsewhere in this document. In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See "Forward-Looking Statements." Factors that could cause actual results to differ include those risks and uncertainties that are discussed in "Risk Factors."

  Overview

        We operate the Countess and Suffield gas storage facilities (collectively, the AECO HubTM) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. We market our working gas storage capacity and we optimize our storage capacity with our own proprietary gas purchases at each of these facilities. We earn revenues by (i) leasing storage capacity on a long and short-term basis for which we receive fees and (ii) engaging in optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins higher than those that we receive from third party contracts. The Company has a total of 225.5 Bcf of working gas capacity among its facilities, including 8.5 Bcf leased from a third party pipeline company. We also operate a natural gas marketing business which is an extension of our proprietary optimization activities in Canada.

        During the year ended March 31, 2012, we experienced a substantial decline in realized revenues, particularly in our short-term contracting and optimization activities, compared to amounts realized in fiscal 2011. The revenue decline resulted from a significant decline in natural gas price volatility and a significant narrowing of the difference between winter and summer prices in the natural gas futures market, sometimes referred to as the seasonal spread. These conditions resulted from a number of factors including, but not limited to, (i) warmer weather patterns across much of North America; (ii) an increase in the supply of non-conventional natural gas (including shale gas); (iii) real or perceived changes in overall supply and demand fundamentals; (iv) increased development in the number and size of natural gas storage facilities; and (v) the development of new pipeline infrastructure.

        During the fourth quarter of fiscal 2012 and into the first quarter of fiscal 2013, these conditions improved somewhat as the seasonal spread widened and modestly higher volatility returned to the natural gas futures market. However, as fiscal 2013 progressed the seasonal spread again narrowed in response to warmer weather in North America during the summer of calendar 2012, significant coal-to-gas switching in response to low natural gas prices and general improvement in North American economic conditions.

        We are not able to predict the long-term impact of these factors on our revenues and profitability or the amount or timing of potentially positive developments such as increased demand for natural gas resulting from further long-term switching from coal to natural gas by utilities, continued increases in industrial or consumer demand or exports of Liquefied Natural Gas (LNG) from North America to other continents.

        As we enter fiscal 2014, market conditions, including the seasonal spread and natural gas futures price volatility remain uncertain but are reduced compared to our first fiscal quarter of the prior year.

        A summary of financial and operating data for the years ended March 31, 2013, 2012 and 2011:

	Year Ended March 31,
	2013	2012	2011
	(dollars in thousands)
Consolidated Statement of Earnings and Comprehensive Income Data:
Revenues
Fee-based revenue	$163,325	$146,053	$160,538
Optimization, net(1)	(22,630)	122,528	69,537

	140,695	268,581	230,075
Expenses (Income):
Operating	32,535	43,978	44,772
General and administrative	38,562	28,582	34,568
Depreciation and amortization	50,409	46,131	46,891
Loss on impairment and sale of assets(2)	14,927	5,342	—
Interest	67,010	74,630	77,007
Loss on extinguishment of debt	599	4,861	—
Impairment of goodwill(2)	—	250,000	—
Foreign exchange (gains) losses	(694)	682	(518)
Other income	(110)	(166)	(48)

Earnings (loss) before income taxes	(62,543)	(185,459)	27,403
Income tax (benefit)/expense:
Current	(1,414)	412	1,213
Deferred	(17,528)	(20,099)	(31,267)

	(18,942)	(19,687)	(30,054)

Net earnings (loss) and comprehensive income (loss)	$(43,601)	$(165,772)	$57,457

Reconciliation of Adjusted EBITDA to net (loss) earnings:
Net earnings (loss)	(43,601)	(165,772)	57,527
Add (deduct):			—
Interest expense	67,010	74,630	77,007
Income tax benefit	(18,942)	(19,687)	(30,054)
Depreciation and amortization	50,409	46,131	46,891
Impairment of goodwill	—	250,000	—
Unrealized risk management losses (gains)	89,851	(83,193)	44,787
Loss on extinguishment of debt	599	4,861	—
Foreign exchange (gains) losses	(694)	682	(518)
Loss on impairment and sale of assets	14,927	5,342	—
Other income	(110)	(166)	(48)
Inventory impairment writedown	22,281	23,400	—

Adjusted EBITDA(3)	181,730	136,229	195,592
Add (deduct):
Cash interest expense, net(4)	(63,599)	(69,856)	(75,991)
Income taxes recovered (paid)	722	(988)	(474)
Maintenance capital expenditures	(1,833)	(1,858)	(1,681)
Other income	110	166	48

Cash Available for Distribution(3)	$117,130	$63,694	$117,494

Balance Sheet Data (at period end):
Total assets	1,524,392	1,803,358	2,061,270
Property, plant and equipment, net of accumulated depreciation	918,061	968,128	964,146
Long-term debt(5)	657,274	657,177	800,000
Total partners' equity	597,377	690,390	916,973
Operating Data (unaudited):
Effective working gas capacity (Bcf)(6)	225.5	221.5	204.5
Capacity added during period (Bcf)	4.0	17.0	19.0
Percent of operated capacity contracted to third parties(7)	74.8%	62.4%	71.4%

(1)
Optimization revenue is presented net of cost of goods sold. Net optimization revenues include unrealized risk management gains/losses and write-downs of inventory. We had an unrealized risk management loss of

  $89.9 million for the year ended March 31, 2013, an unrealized risk management gain of $83.2 million for the year ended March 31, 2012 and an unrealized risk management loss of $44.8 million for the year ended March 31, 2011. We had write-downs of inventory of $22.3 million, $23.4 million and $ nil for the years ended March 31, 2013, 2012 and 2011 respectively. Excluding these non-cash items, which do not affect Adjusted EBITDA, our realized optimization revenues were $89.5 million for the year ended March 31, 2013, $62.7 million for the year ended March 31, 2012 and $114.3 million for the year ended March 31, 2011.

(2)
Loss on impairment and sale of assets in the fiscal year ended March 31, 2012 relates to an impairment charge on certain non-core assets and to a loss on sale of cushion gas from one of our U.S. facilities. Goodwill impairment in the fiscal year ended March 31, 2012 relates to goodwill in two subsidiaries that was written down from its carrying amounts of $495.6 million to $245.6 million. Loss on impairment and sale of assets in the fiscal year ended March 31, 2013 relates to losses on sales of cushion gas from one of our Canadian facilities and from one of our U.S. facilities.

(3)
Adjusted EBITDA and Cash Available for Distribution in fiscal 2013 include the benefits of inventory write-downs of $43.1 million related to inventory impairments recorded in the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013. Excluding these benefits, Adjusted EBITDA would have been $138.6 million and Cash Available for Distribution would have been $74.0 million.

(4)
During fiscal 2012, the Company changed its calculation of cash interest expense, net to include the effect of capitalized interest. Accordingly, cash interest expense in fiscal 2013 and 2012 were reduced by $2.9 million and $4.1 million of capitalized interest, respectively. The amount for fiscal 2011 which included capitalized interest of $2.0 million was not restated.

(5)
Excludes revolver drawings, which are recorded in current liabilities.

(6)
Represents operated and NGPL capacity.

(7)
Excludes NGPL leased capacity of 8.5 Bcf.

        The following table sets forth volume utilized by, and revenue and fees/margins derived from, LTF contracts, STF contracts and proprietary optimization transactions for the fiscal years ended March 31, 2013, 2012 and 2011:

	Year Ended March 31,
	2013	2012	2011
Storage Capacity (Bcf) utilized by:
LTF Contracts	126.1	109.4	104.7
STF Contracts	36.1	23.6	35.2
Proprietary optimization transactions	63.3	88.5	64.6

Total	225.5	221.5	204.5

Revenue (in thousands)
Fee-based contracts
LTF Contracts	$108,615	$116,244	$119,566
STF Contracts	54,710	29,809	40,972

	163,325	146,053	160,538
Optimization:
Realized proprietary optimization transactions	89,525	62,735	114,324
Unrealized risk management gains (losses)	(89,874)	83,193	(44,787)
Inventory write-down	(22,281)	(23,400)	—

	(22,630)	122,528	69,537

Total	$140,695	$268,581	$230,075

Fees/Margins ($/Mcf)
LTF Contracts	$0.86	$1.06	$1.14
STF Contracts	1.51	1.26	1.16
Realized proprietary optimization transactions	1.41	0.71	1.77

  Non-GAAP Financial Measure

  Adjusted EBITDA

        We use the non-GAAP financial measure Adjusted EBITDA in this report. A reconciliation of Adjusted EBITDA to net earnings, its most directly comparable financial measure as calculated and presented in accordance with GAAP, is shown above.

        We define Adjusted EBITDA as net earnings before interest, income taxes, depreciation and amortization, impairment of goodwill, unrealized risk management gains and losses, loss on extinguishment of debt, foreign exchange gains and losses, inventory impairment write-downs, gains and losses on asset dispositions, asset impairments and other income. Adjusted EBITDA is used as a supplemental financial measure by our management and by external users of our financial statements such as commercial banks and ratings agencies, to assess:

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

  •
  volume and fees derived from fee-based contracts;

  •
  volume and margin derived from our proprietary optimization activities;

  •
  operating, general and administrative expenses;

  •
  Adjusted EBITDA;

  •
  capitalization and leverage; and

  •
  borrowing base revolver availability, liquidity, and compliance with debt covenants.

  Volume and Fees Derived from Fee-based Contracts

        We provide fee-based natural gas storage services to our customers under long-term firm (LTF) and short-term firm (STF) contracts. When a customer enters into a LTF contract, the customer is obligated to pay us monthly reservation fees for a fixed amount of storage which is usable by the customer at their option subject to contractual limits. These fees are fixed regardless of the actual use by the customer, but we also collect a variable fee when the services are actually used in order to allow us to recover our variable operating costs. The volume-weighted average life of our LTF contracts at March 31, 2013 was 2.0 years. Reservation fees comprise over 90% of the revenue generated under LTF contracts and provide a baseline of revenue in excess of our operating and general and administrative costs. We also provide fee-based services under short-term firm (STF) contracts, where a customer pays a fixed fee to inject a specified quantity of gas on a specified date or dates and to store that gas in our storage facilities until withdrawal on a specified future date or dates. Because STF contracts set forth specified future injection or withdrawal dates, we can enter into offsetting transactions to capture incremental value as spot and future natural gas prices fluctuate prior to that activity date.

        We monitor both the volume and price of our LTF and STF contracts in order to evaluate the effectiveness of our marketing efforts as well as the relative attractiveness of each of these types of contracts compared to each other as well as in comparison to our optimization strategy. During periods when market values for storage capacity are higher, we typically use more of our capacity under LTF contracts. The fees we are able to generate from our STF contracts reflect market conditions, including interest rates. The capacity used for STF contracts depends, among other things, on available capacity not reserved under LTF contracts as well as market demand and contract rates available for these services.

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

  Operating Expenses

        Our most significant variable operating expenses are fuel and electricity costs. These operating expenses vary significantly based upon the amount of natural gas we inject or withdraw throughout the year and the price of the energy commodity at the time of purchase. Variable operating expenses are partially offset by the variable fees we collect from our LTF contracts. The fixed component of our operating expenses include salaries and labor, parts and supplies, surface and mineral lease rentals and other general operating costs. These fixed operating expenses are more stable from year to year but can fluctuate due to unforeseen repairs, equipment malfunctions and overhauls of compressors or engines.

  General and Administrative Expenses

        Our general and administrative expenses primarily consist of employee compensation, legal, accounting and tax fees and our office lease.

  Capitalization, Leverage and Liquidity

        We regularly monitor our credit metrics. Our most important credit metric is our fixed charge coverage ratio, or FCCR, which is contained in the Indenture to our 8.875% Senior Notes and our $400.0 million Revolving Credit Agreement. The FCCR measures our Adjusted EBITDA divided by fixed charges, both of which are defined in the Indenture and credit agreement. As discussed below, when our FCCR is below 2.0 times, we are restricted in our ability to issue new debt. When our FCCR is below 1.75 times, we are restricted in our ability to pay distributions. We also monitor our ratio of long-term and total debt to Adjusted EBITDA and our ratio of debt to debt plus equity. While these metrics are not included in our Indenture or credit agreement, they are common metrics used to measure the credit-worthiness of companies, including those similar to us.

        As of March 31, 2013, we had a FCCR of 2.6 to 1, a ratio of total debt to Adjusted EBITDA of 4.0 times, a ratio of long-term debt to Adjusted EBITDA of 3.6 times and a ratio of long-term debt to long-term debt plus equity of 52.4%. When the benefits of inventory write-downs are removed from Adjusted EBITDA, FCCR would have been 2.0 to 1.0, the ratio of total debt to Adjusted EBITDA would have been 5.3 times and the ratio of long-term debt to Adjusted EBITDA would have been 4.7 times. These amounts compare to an FCCR of 1.94 to 1.0, a ratio of total debt to Adjusted EBITDA of 5.8 times (4.8 times using long-term debt only) and a ratio of long-term debt to long-term debt plus equity 51.9%. In fiscal 2012 and 2013 we undertook a number of steps to improve these credit metrics, including the monetization of excess working capital, principally proprietary inventory, the repurchase in fiscal 2012 of a portion of our outstanding Senior Notes and, in fiscal 2013, the amendment and extension of our $400.0 million revolving credit agreement which provided for lower interest rates under this credit facility.

        Funding the purchase of proprietary optimization inventory can consume a significant portion of our available working capital. In times of higher natural gas prices, holding large inventories of proprietary gas may cause us to consume a substantial portion of our available capacity under our credit facility. Accordingly, we closely monitor the utilization and remaining available capacity under our credit facilities and actively pursue additional STF contracts when we determine it is appropriate to maintain liquidity.

Factors that Impact Our Business

        Factors that impact the performance of specific components of our business from period to period include the following:

  Market Price for Fee-based Contracts

        The price available in the marketplace when negotiating new or replacement contracts reflects demand and affects the amount of storage capacity utilized for fee-based contracts that year. We may increase the capacity that we use for fee-based contracts at times of higher market prices and demand. Lower market prices for fee-based contracts may result from lower seasonal spreads or a more competitive environment for storage services.

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

  Variable Costs

        The variable operating costs of our facilities (mostly comprised of costs associated with fuel or electricity for compressor operations) are affected by the amount and price of energy used to inject and withdraw natural gas from our facilities and by the number and timing of gas injections and withdrawals. For example, if we experience large injections of natural gas in the early summer (instead of a steady rate of injections throughout the summer), we would have greater than expected costs in our first quarter and lower than expected costs in our second quarter. A mild winter could lead to less withdrawals in total, and therefore lower overall variable costs. These cost variances would be partially offset by similar variances in contract revenues.

  Carrying Costs

        Our cost of capital and the amount of our available working capital impacts the amount of capacity utilized for proprietary optimization as compared to STF contracts. A higher cost of capital relative to that of our customers or less availability will generally lead to lower volume used for proprietary optimization transactions. In general, higher carrying costs for us or our customers result in lower margins for us.

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

  Inflation

        Inflation has been relatively low in recent years and did not have a material impact on our results of operations for the years ended March 31, 2013, 2012 and 2011. Although the impact of inflation has been insignificant in recent years, it remains a factor in the current economy.

Segment Information

        Our process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment. Since our inception, we have operated along functional lines in our commercial, engineering and operations teams for operations in Alberta, northern California and the U.S. midcontinent. All functional lines and facilities offer the same services: fee-based revenue and optimization. The Company has a small marketing business which is an extension of the Company's proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third party customers. All services are delivered using reservoir storage. We measure profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses. We have aggregated our functional lines and facilities into one reportable segment as at and for the fiscal years ended March 31, 2013, 2012 and 2011.

        Information pertaining to our fee-based and proprietary optimization revenues is presented in the consolidated and combined statements of earnings and comprehensive income. All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, and local distribution companies and municipal energy consumers.

Results of Operations

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

  •
  Revenue.  Revenues include fee-based revenue and optimization, net. Fee-based revenue consists of long-term contracts for storage fees that are generated when we lease storage capacity on a monthly basis and short-term fees associated with specified injections and withdrawals of natural gas. Optimization revenue results from the purchase of natural gas inventory and its forward sale to future periods through financial and physical energy trading contracts, with our facilities being used to store the inventory between acquisition and disposition of the natural gas inventory.

        Details of our revenue include:

	Year Ended March 31,
	2013	2012	2011
	(in thousands)
Long-term contract revenue	$108,615	$116,244	$119,566
Short-term contract revenue	54,710	29,809	40,972

Total fee-based revenue	163,325	146,053	160,538

Realized optimization, net	89,525	62,735	114,324
Unrealized risk management (losses) gains	(89,874)	83,193	(44,787)
Write-down of inventory	(22,281)	(23,400)	—

Total optimization revenue	(22,630)	122,528	69,537

Total revenue	$140,695	$268,581	$230,075

        The change in revenue was primarily attributable to the following:

  •
  LTF Revenues.  Fiscal 2013 LTF revenues declined by $7.6 million (7%) from fiscal 2012. The decrease in revenues resulted from lower average rates for LTF contracts in fiscal 2013 compared to fiscal 2012. These lower contract rates were partially offset by additional storage capacity which we allocated to our LTF strategy in the current fiscal year. During fiscal 2013, the absolute amount of capacity utilized for LTF contracts increased by 16.7 Bcf. In addition, fuel and commodity fee revenue decreased by $2.6 million as a result of lower volumes of gas cycled in the current year. Fluctuations in exchange rates between the Canadian and U.S. dollar decreased revenues by $1.3 million compared to last year.

  •
  STF Revenues.  STF revenues increased by $24.9 million (84%) compared to fiscal 2012. Higher STF revenues resulted from more capacity being utilized for this strategy compared to the prior fiscal year. During fiscal 2012, we had significant cash on hand, which enhanced the overall benefits associated with our optimization activities compared to STF strategies. Accordingly, a larger portion of our capacity (36.1 Bcf) was utilized for STF in fiscal 2013 compared to fiscal 2012 (23.6 Bcf). Realized margins were $1.51 per Mcf in fiscal 2013 compared to $1.26 per Mcf in fiscal 2012.

  •
  Optimization Revenues.  Total optimization revenues, including realized and unrealized gains and losses, along with write-downs of proprietary optimization inventories, decreased to a loss of $22.6 million from net revenue of $122.5 million in fiscal 2012. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

    •
    Realized Optimization Revenues.    Realized optimization revenues include $43.1 million of benefits of inventory write-downs related to inventory impairments recorded in the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013. Excluding these benefits, realized optimization revenues declined by 26%, or $16.3 million. This reduction resulted from a decrease in capacity allocated to optimization strategies of 13% in fiscal 2013 compared to the prior year. Realized optimization revenues include revenues from our natural gas marketing operations of $9.9 million and $7.5 million in fiscal 2013 and 2012, respectively.

    •
    Unrealized Risk Management Gains (Losses).    Unrealized risk management gains in fiscal 2012 were due to increases in the value of financial hedges resulting from decreases in forward sales prices of natural gas relative to our contracts and their positioning near the end of the fourth quarter. Unrealized risk management losses in fiscal 2013 resulted from (1) the realization of hedges in the current period and (2) the opposite situation occurring in the current year where natural gas prices increased relative to our contract prices. As all inventory is economically hedged, any risk management gains (or losses) are offset by future losses (or gains) associated with the sale of proprietary inventory. Unrealized risk management gains (losses) include unrealized gains of $4.9 million in fiscal 2013 and $1.0 million of unrealized loss in fiscal 2012 related to our natural gas marketing operations.

    •
    Write-Down of Inventory.    During the fourth quarter of fiscal 2012, near-term prices of natural gas fell dramatically. This period of depressed near-term natural gas prices continued until the first quarter of fiscal 2013. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. Concurrently, the steepening of the forward curve at that time encouraged us to realize incremental revenues through the repositioning of inventory deliveries from the first quarter of 2013 into future periods in fiscal 2013 or beyond. With the realization of hedges positioned in the first quarter of fiscal 2013 and positioning of new hedges, at lower values, in future periods, the market value of our inventories became less than the carrying cost. Accordingly, we wrote down our proprietary inventories by $22.3 million in the first quarter of fiscal 2013 and $23.4 million in the fourth quarter of fiscal 2012.

  •
  Loss before Income Taxes.  Loss before income taxes for the fiscal year ended March 31, 2013 was $62.5 million compared to a loss before income taxes of $185.5 million for the fiscal year ended March 31, 2012. The decrease in loss before income taxes was primarily attributable to the impairment of goodwill in fiscal 2012 and decreased revenue discussed above, plus the following:

  •
  Operating Expenses.  Operating expenses consisted of the following:

	Year Ended March 31,
	2013	2012	2011
	(in thousands)
General operating costs, including insurance, vehicle leases, safety and training costs	$15,862	$19,361	$21,595
Salaries and benefits	7,449	7,389	7,107
Fuel and electricity	6,274	12,960	12,908
Maintenance	2,950	4,268	3,162

Total operating expenses	$32,535	$43,978	$44,772

    Operating expenses in fiscal 2013 decreased by $11.4 million (26%) compared to the prior year. We ended the previous fiscal year with high levels of inventory which reduced cycled volumes at all of our facilities in the current period. This reduced cycling resulted in a decrease in fuel and electricity costs of $6.8 million, in addition to lower costs for parts, supplies and labor as well as chemicals used in the withdrawal process ($1.9 million in aggregate). Lease costs in fiscal 2013 were reduced by $2.6 million as a result of the cancellation of a third-party storage contract as well as the renegotiation of terms of a lease for certain facility equipment.

  •
  General and Administrative Expenses.  General and administrative expenses consisted of the following:

	Year Ended March 31,
	2013	2012	2011
	(in thousands)
Compensation costs	$23,130	$13,837	$19,640
General costs, including office and IT costs	4,448	3,918	4,120
Legal, audit and regulatory costs	10,984	10,827	10,808

Total general and administrative expenses	$38,562	$28,582	$34,568

    General and administrative expenses increased by $10.0 million (35%) in fiscal 2013 compared to fiscal 2012 as a result of increased incentive compensation accruals.

  •
  Loss on Impairment and Sale of Assets.  In fiscal 2013, we sold approximately 5 Bcf of cushion gas, which is treated as a component of property, plant and equipment in our financial statements, and recognized a loss of $14.9 million representing the difference between the selling price and the carrying value of the cushion gas.

  •
  Loss on Debt Retirement.  We amended and restated our $400.0 million Credit Agreement in June 2012. The write off of a portion of associated deferred financing costs resulted in a loss on debt extinguishment of $0.6 million.

  •
  Interest Expense.  The repurchase of Senior Notes with a face value of $156.2 million between August 2011 and February 2012 reduced interest costs by $8.5 million in fiscal 2013 compared to fiscal 2012. This decrease was partially offset by higher interest costs incurred due to increased use of our $400.0 million revolving credit facility to finance proprietary inventory purchases. Our average outstanding balance drawn on the credit facility was $132.5 million during the year ended March 31, 2013, compared to $69.2 million during the year ended March 31, 2012. However, this increase in average balances was partially offset by improved interest rates under the new credit facility.

  •
  Income Tax Expense (Benefit).  The income tax benefit in the current year is primarily due to the tax planning strategies undertaken in certain taxable Canadian entities, the recognition of losses in those entities, and the recognition of income in certain non-taxable entities.

  •
  Net Loss.  Net loss for the fiscal year ended March 31, 2013 decreased to $43.6 million compared to $165.8 million for the fiscal year ended March 31, 2012. The change in net loss was primarily attributable to the movement in unrealized risk management gains/losses in fiscal 2013, a goodwill impairment charge of $250 million in fiscal 2012 and other factors discussed above.

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

  •
  Optimization Revenues.  Total optimization revenues, including realized and unrealized gains and losses, along with write-downs of proprietary optimization inventories, increased by $53.1 million from fiscal 2011. The components of optimization revenues are as follows:

      •
      Realized Optimization Revenues.  The decrease in realized optimization revenue in fiscal 2012 compared to fiscal 2011 is primarily attributable to lower margins realized from the optimization strategy. The average realized margin decreased by 60% to $0.71 per Mcf from $1.77 per Mcf. Partially offsetting this decline was an increase in capacity that was utilized for proprietary optimization activities due to the significant amount of working capital that was available to us, and further aided by lower commodity prices that existed during fiscal March 31, 2012 compared to fiscal 2011. Capacity utilized for optimization activities increased by 13.8% from 64.6 Bcf for the fiscal year ended March 31, 2011 to 73.5 Bcf for the fiscal year ended March 31, 2012. Realized optimization revenues for the years ended March 31, 2012 and 2011 include revenues from our marketing business of $7.5 million and $6.0 million, respectively.

      •
      Unrealized Risk Management Gains.  Unrealized gains are attributable to natural gas prices falling after financial hedges were transacted for the fiscal year ended March 31, 2012 and rising after financial hedges were transacted for the fiscal year ended March 31, 2011. As all inventory is economically hedged, any risk management gains (or losses) are offset by future gains (or losses) associated with the sale of proprietary inventory. Unrealized risk management gains (losses) include gains or losses from our marketing business of $1.0 million of unrealized losses in fiscal 2012 and $17.3 million of unrealized gains in fiscal 2011.

      •
      Write-Down of Inventory.  As noted above, we wrote down our proprietary inventory by $23.4 million in the fourth quarter of fiscal 2012. No inventory write-downs were required in fiscal 2011.

  •
  Loss before Income Taxes.  Loss before income taxes for the fiscal year ended March 31, 2012 was $185.5 million compared to earnings before income taxes of $27.4 million for the fiscal year ended March 31, 2011. The decrease in earnings before income taxes was primarily attributable to the decreased revenue discussed above, plus the following:

  •
  Operating Expenses.  Operating expenses of $44.0 million in fiscal 2012 were essentially flat with $44.8 million in operating expenses incurred in the prior year. Fuel and electricity costs were slightly higher, as electricity price spikes at our Countess facility were offset by generally lower cycling of natural gas at all of our facilities as a result of reduced demand for natural gas. In addition, natural gas prices were lower at our facilities that use natural gas as compressor fuel.

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

        •
        Impairment of Goodwill.  During fiscal 2012, we determined that the significant reduction in natural gas price volatility and the continued narrow seasonal spread were goodwill impairment indicators. We made this determination because these factors had a material negative effect on our financial performance in fiscal 2012 and our expected performance in future years. Accordingly, we performed a goodwill impairment test and as a result recorded a goodwill impairment charge of $250 million.

        •
        Interest Expense.  The repurchase of $156.2 million in Senior Notes reduced interest costs by $5.4 million during the year ended March 31, 2012 compared to the prior year. This decrease was partially offset by higher interest costs incurred due to increased use of our $400.0 million revolving credit facility to finance proprietary inventory purchases. Our average outstanding balance drawn on the credit facility was $69.2 million during the year ended March 31, 2012, compared to $4.9 million during the year ended March 31, 2011.

        •
        Income Tax Expense (Benefit).  The income tax benefit in the current year is primarily due to the tax planning strategies undertaken in certain taxable Canadian entities, the recognition of losses in those entities, and the recognition of income in certain non-taxable entities. The goodwill discussed above is not a deductible expense for tax purposes and therefore does not impact taxable income.

        •
        Net Loss.  Net loss for the fiscal year ended March 31, 2012 was $165.8 million compared to net earnings of $57.5 million for the fiscal year ended March 31, 2011. The change in net (loss) earnings was primarily attributable to the impairment of goodwill and other factors discussed above.

Seasonality and Quarterly Fluctuations

        Our business is highly seasonal. In general, revenue is expected to be highest during our third and fourth fiscal quarters (October through March), during the peak of the natural gas storage winter withdrawal season, when we typically sell most of our optimization inventory to serve the seasonal demand created by the North American residential market which uses natural gas to heat their homes. Revenue is typically lower in the natural gas storage summer months (April through October), when natural gas prices are generally lower and we shift to the storage injection season and replenish our natural gas inventory.

        Because we purchase natural gas and build inventories in the summer months and hedge sales forward into the winter months, the peak borrowing on our revolving credit facilities are generally highest in the middle of our third fiscal quarter, while our peak accounts receivable collections typically occur in our fourth fiscal quarter. However, in both fiscal 2013 and 2012, realized optimization revenues resulted in losses in the fiscal third quarter. In fiscal 2013, these losses resulted from the timing of optimization strategies which resulted in earlier recognition of optimization gains in the first and second quarters compared to the third quarter. In fiscal 2012, these losses resulted from the Company's determination to reduce working capital through the sale of excess optimization inventories, which resulted in realized losses in the third quarter, with the offsetting gains recognized in the fourth quarter.

        The following table illustrates the differences in the recognition of revenue associated with our revenue strategies.

	Year Ended March 31, 2013
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total
	(in thousands)
Fee-based revenue:
LTF revenue	$27,661	$28,129	$26,492	$26,333	$108,615
STF revenue	9,400	12,869	14,763	17,678	54,710

	37,061	40,998	41,255	44,011	163,325
Realized optimization:
Realized optimization, net	33,621	12,238	(9,542)	53,208	89,525

Total realized revenue	70,682	53,236	31,713	97,219	252,850
Realized revenue as a percentage of total realized revenue	28.0%	21.1%	12.5%	38.4%	100.0%

	Year Ended March 31, 2012
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total
	(in thousands)
Fee-based revenue:
LTF revenue	$29,579	$29,495	$28,994	$28,176	$116,244
STF revenue	5,566	5,739	8,228	10,276	29,809

	35,145	35,234	37,222	38,452	146,053
Realized optimization:
Realized optimization, net	21,439	16,633	(9,054)	33,717	62,735

Total realized revenue	56,584	51,867	28,168	72,169	208,788
Realized revenue as a percentage of total realized revenue	27.1%	24.8%	13.5%	34.6%	100.0%

  Liquidity and Capital Resources

        As noted above, during fiscal 2012 and continuing into fiscal 2013, our revenues and profitability were negatively impacted by a combination of factors that resulted in reduced revenue margins compared to prior periods. We have responded with a number of actions designed to reduce debt and interest costs and to preserve our liquidity and financial flexibility under these conditions. These actions included:

  •
  The monetization of approximately $200 million of excess working capital, principally proprietary inventory;

  •
  The repurchase in fiscal 2012 of approximately $156 million principal amount of our 8.875% Senior Notes;

  •
  The amendment and extension in fiscal 2013 of our $400.0 million Revolving Credit Facility which extended the term of that facility from March 2014 to June 2016 and which reduced interest costs through an improved pricing grid and the elimination of an interest rate floor for LIBOR-based borrowings; and

  •
  An equity restructuring completed effective April 2, 2013 which eliminated our subordinated units and, among other things, enhanced our potential access to equity capital markets, if required.

        We believe that these actions have strengthened our financial position, improved our liquidity and enhanced our ability to attract capital.

        Our primary short-term liquidity needs are to make interest and principal payments under our $400.0 million Credit Agreement, and our Senior Notes, to fund our operating expenses and maintenance capital, to pay for the acquisition of proprietary optimization inventory along with associated margin requirements and to pay quarterly distributions, to the extent declared by our board of directors. We fund these expenditures through a combination of cash on hand, cash from operations and borrowings under our Credit Agreement.

        Our medium-to-long-term liquidity needs primarily relate to potential additional debt repurchases or refinancing, organic growth opportunities and, potentially, asset acquisitions. We expect to finance the cost of any significant expansion projects or acquisitions from borrowings under our existing or possible future credit facilities or a mix of borrowings and additional equity offerings as well as cash on hand and cash from operations. As of March 31, 2013, we have announced that we are evaluating a development project called Starks in Southwest Louisiana as a hydrocarbon liquids storage facility. Because this project remains in the evaluation phase, the amount and timing of any capital requirements are uncertain. Other than Starks, as of March 31, 2013, we do not anticipate any expansion projects or acquisitions that would require additional debt or equity financing.

        During fiscal 2012, we repurchased $156.2 million of the principal amount of our Senior Notes, reducing the outstanding balance to $643.8 million at March 31, 2012 from $800.0 million at March 31, 2011. These purchases were funded primarily from working capital, including approximately $121 million of proprietary optimization inventory. In addition, in fiscal 2012 we sold approximately 4 Bcf of cushion gas at one of our facilities for proceeds of approximately $15 million and the Carlyle/Riverstone Funds reinvested $11 million of distributions that had been paid to them in additional common units. We did not purchase any additional Senior Notes in fiscal 2013 because market conditions provided incentives to carry our remaining proprietary inventory forward to future periods and, accordingly, such inventories were not liquidated until the fourth quarter of fiscal 2013. In addition, in fiscal 2013 we sold another approximately 5 Bcf of cushion gas at two of our facilities for proceeds of approximately $18 million. Together, these sales allowed us to reduce our outstanding balances under our Credit Facility from $150.0 million at March 31, 2012 to $65.0 million at March 31, 2013 and, upon collection of the proceeds from the liquidation of proprietary optimization inventories subsequent to March 31, 2013, to eliminate outstanding balances altogether. We expect to begin borrowings under the Credit Facility to resume during the summer of 2013 as we begin purchases of proprietary optimization inventories. However, we do not expect inventory balances in fiscal 2014 to approach levels carried during fiscal 2013.

        We believe that our existing sources of liquidity described above will be sufficient to fund our short-term liquidity needs through the year ending March 31, 2014. Funding of material organic growth projects or acquisitions as well as other longer-term liquidity needs will depend on the availability and cost of capital in the debt and equity markets, as well as compliance with our debt covenants. Accordingly, the availability of any potential funding on economic terms is uncertain.

        Our principal debt covenant is our fixed charge coverage ratio, or FCCR, which is included in both our Credit Facility agreement and the indenture to our Senior Notes. When our FCCR, which is calculated quarterly on a trailing-twelve months basis by dividing Adjusted EBITDA (defined substantially the same as presented herein) by fixed charges, which are measured as interest expense plus the amount of interest capitalized, but giving pro forma credit for all of the previous twelve months for certain debt purchases and acquisitions, is less than 2.0 to 1.0, we are restricted in our ability to issue new debt. However, this restriction does not affect our ability to access our existing Credit Facility or to amend, extend or replace that facility. When our FCCR is below 1.75 to 1.0, we are restricted in our ability to pay distributions. At March 31, 2013, our FCCR was 2.6 to 1.0. If our FCCR were to be below 1.75 to 1.0, we would be permitted thereafter to pay $75 million of distributions. This $75 million amount is cumulative for all periods that our FCCR is below 1.75 to 1.0. The appropriateness and amount of distributions are determined by our board of directors on a quarterly basis.

        Because we intend to distribute all of our available cash to our unitholders, our growth may not be as fast as the growth of businesses that reinvest their available cash to expand ongoing operations. Moreover, because of constraints in the capital markets or our inability to find and develop organic growth opportunities or potential acquisitions, our future growth may be slower than our historical growth. We expect that we will, in large part, rely on external financing sources, including bank borrowings and issuances of debt and equity securities, to fund significant expansion capital expenditures and potential future acquisitions. To the extent we are unable to finance growth externally, our cash distribution policy could significantly impair our ability to grow. To the extent that we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level, which in turn may affect the available cash that we have available to distribute to each unit. Our Operating Agreement does not limit our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional debt by us or our operating subsidiaries would result in increased interest expense, which in turn may also affect the available cash that we have to distribute to our unitholders.

Historical Cash Flows

        Our cash flows are significantly influenced by our level of natural gas inventory, margin deposits and related forward sale contracts or hedging positions at the end of each accounting period and may fluctuate significantly from period to period. In addition, our period-to-period cash flows are heavily influenced by the seasonality of our proprietary optimization activities. For example, we generally purchase significant quantities of natural gas during the summer months and sell natural gas during the winter months. The storage of natural gas for our own account can have a material impact on our cash flows from operating activities for the period we pay for and store the natural gas and the subsequent period in which we receive proceeds from the sale of natural gas. When we purchase and store natural gas for our own account, we use cash to pay for the natural gas and record the gas as inventory and thereby reduce our cash flows from operating activities. We typically borrow on our revolving credit facilities to fund these purchases, and these borrowings increase our cash flows from financing activities. Conversely, when we collect the proceeds from the sale of natural gas that we purchased and stored for our own account, the impact on our cash flows from operating activities is positive and the impact on our cash flows from financing activities is negative. Therefore, our cash flows from operating activities fluctuate significantly from period-to-period as we purchase natural gas, store it, and then sell it in a later period. In addition, we have margin requirements on our economically hedged positions. As the cash deposits we make to satisfy our margin requirements increase and decrease with our volume of derivative positions and changes in commodity prices, our cash flows from operating activities may fluctuate significantly from period to period. The following table summarizes our sources and uses of cash for the fiscal years ended March 31, 2013, 2012, and 2011:

	Year Ended March 31,
	2013	2012	2011
	(in thousands)
Operating Activities
Net (Loss) Earnings	$(43,601)	$(165,772)	$57,457
Adjustments to reconcile net earnings to net cash provided by operating activities:
Unrealized foreign exchange (gains) loss	(252)	391	770
Deferred income tax benefit	(17,528)	(20,648)	(31,267)
Unrealized risk management losses (gains)	89,851	(83,193)	44,787
Depreciation and amortization	50,409	46,132	46,891
Deferred charges amortization	3,411	3,942	4,124
Loss on extinguishment of debt	599	4,861	—
Loss on impairment and sale of assets	14,927	5,342	—
Impairment of goodwill	—	250,000	—
Write-down of inventory	22,281	23,400	—
Changes in non-cash working capital	42,033	(56,420)	(69,377)

Net cash provided by operating activities	$162,130	$8,035	$53,385

Net cash used in investing activities	$(27,805)	$(52,820)	$(20,375)

Net cash used in financing activities	$(136,829)	$(60,083)	$(46,630)

Other information:
Proprietary inventory at cost (at year-end)	$83,416	$230,739	$133,576

        Operating Activities.    The variability in net cash provided by operating activities is primarily due to (1) varying market conditions that exist during any given fiscal period, which impacts the margins and fees under each of our fee-based and optimization activities; and (2) market conditions at the end of any given fiscal period, which impacts our decision to sell significant volumes of inventory or hold them over a fiscal period end and sell them in the next fiscal period if there is the economic incentive to do so, such as to increase the margins from previous optimization transactions.

        Cash provided by operating activities resulted from the liquidation of inventories carried over from the previous year, along with the settlement of associated hedges. These funds were used to repay drawings on our revolver and complete the expansion of our Wild Goose facility.

	Year Ended March 31,
	2013	2012	2011
	(in thousands)
Changes in non-cash working capital:
Margin deposits	$(39,174)	$99,804	$(90,891)
Natural gas inventory	125,042	(120,563)	(17,795)
Prepaid expenses	(1,527)	2,669	(4,119)
Accrued receivables	(40,203)	9,938	19,252
Deferred revenue	(10,667)	6,498	3,310
Accrued liabilities	8,456	(53,036)	22,391
Other	105	(1,730)	(1,525)

Net changes in non-cash working capital	$42,033	$(56,420)	$(69,377)

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

        As of March 31, 2013, we had net working capital of $105.8 million (working capital ratio of 1.7 to 1.0, which is calculated by dividing current assets by current liabilities), representing a significant change compared to net working capital of $135.7 million (working capital ratio of 1.4 to 1.0) at March 31, 2012. The most significant reason for this reduction of $29.9 million is the use of working capital to pay for the completion of our Wild Goose expansion.

        Investing Activities.    Most of the investing activities in each of the fiscal years ended March 31, 2013, 2012 and 2011 were attributed to expansion capital expenditures at our storage facilities. These expenditures, as outlined in "—Capital Expenditures," have enabled us to increase our effective working gas capacity by 40.0 Bcf during the three year period. However, maintenance capital expenditures have been consistently modest, ranging between $1.7 million and $1.9 million each year during this same period.

        Financing Activities.    Net cash used in financing activities consists of debt incurred for the acquisition of assets, periodic optional and mandatory retirements of such debt, advances and repayments made on our previous credit facilities to fund proprietary inventory purchases, contributions of capital from our equity holders to fund expansion capital expenditures and debt retirements and distributions made to our equity holders.

        During the fiscal year ended March 31, 2013 there was an $85.0 million net reduction in borrowings on our credit facilities with funding primarily derived from net proprietary inventory sales.

        During the fiscal year ended March 31, 2012 there was a $150.0 million net increase in credit facility borrowings with the proceeds primarily used for net proprietary inventory purchases. During the same fiscal year, we completed the issuance and sale of 687,500 common units at a price of $16.00 per unit to Sponsor Holdings. Total proceeds of $11.0 million were used to reduce amounts owing under the Senior Notes. In aggregate, we repurchased $156.2 million of the principal amount of our Senior Notes during the fiscal period.

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

  Capital Expenditures

        Our capital expenditures for the years ended March 31, 2013, 2012 and 2011 were as follows:

	Year Ended March 31,
	2013	2012	2011
	(in thousands)
Maintenance capital	$1,833	$1,858	$1,681
Expansion capital	28,182	50,962	18,694

Total cash expenditures	30,015	52,820	20,375
Non-cash working capital related to property, plant and equipment expenditures	(5,551)	2,874	2,874
Non-cash transfer of natural gas inventory to property, plant and equipment	—	—	13,624

Total	$24,464	$55,694	$36,873

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

        Under our current plan, we expect to continue to spend approximately $1.0 million to $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. In the fiscal year ended March 31, 2013 we spent a total of $30.0 million to expand the capacity and services of our facilities. Expansion capital expenditures included the addition of 4 Bcf capacity at our AECO facility and the completion of injection and withdrawal enhancements as well as an additional pipeline interconnect as part of a 15 Bcf capacity increase at our Wild Goose facility to 50 Bcf.

        Expansion capital for fiscal 2014 is expected to be less than $10.0 million and relates principally to enhancing existing capacity and to developing new projects.

  Our 8.875% Senior Notes Due 2018

        On March 5, 2010, Niska US and Niska Canada, issued 800,000 units, each unit consisting of $218.75 principal amount of 8.875% Senior Notes due 2018 of Niska US and $781.25 principal amount of 8.875% Senior Notes of Niska Canada. During the year ended March 31, 2012, we paid $158.0 million, excluding accrued interest, to repurchase Senior Notes with a principal amount of $156.2 million. There were no repurchases of Senior Notes during the fiscal year ended March 31, 2013.

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

        Interest on our Senior Notes is payable on March 15 and September 15 of each year they are outstanding. The notes will mature on March 15, 2018. Under the indenture governing our Senior Notes, we are not required to make principal payments prior to the maturity date except upon certain events of default. In addition, in the event of a change in control or certain asset sales, as those terms are defined in the indenture, we may be required to offer to redeem the notes from our holders.

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

        As of March 31, 2013, the fixed charge coverage ratio was 2.6 to 1.0 and the indenture governing our Senior Notes would have permitted us to distribute approximately $192.8 million.

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

  Our $400 Million Credit Agreement

        Concurrently with the issuance of our Senior Notes, Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership entered into senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the "Credit Facilities" or the "$400.0 million Credit Agreement"). On June 29, 2012, Niska Partners, through the same subsidiaries, completed an amendment and restatement of the $400.0 million Credit Agreement. These Credit Facilities provide for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of the U.S. revolving credit facility and the Canadian revolving credit facility. Subject to certain conditions, each of the U.S. revolving credit facility and the Canadian revolving credit facility may be expanded up to $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at Niska Partners' option, in either U.S. or Canadian dollars. Each revolving credit facility matures on June 29, 2016. $0.6 million was written off during the year ended March 31, 2013, representing a portion of the deferred financing costs associated with the amendment and restatement of the original agreement.

        Borrowings under our revolving credit facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers' acceptance rate plus an applicable margin or, at our option, a prime rate plus an applicable margin. The credit agreement provides that we may borrow only up to the lesser of the level of our then current borrowing base and our committed maximum borrowing capacity, which is currently $400.0 million. Our borrowing base was $327.1 million as of June 3, 2013.

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

        The following fees are applicable under each revolving credit facility: (1) an unused line fee, based on the unused portion of the respective revolving credit facility; (2) a letter of credit participation fee on the aggregate stated amount of each letter of credit equal to the applicable margin for LIBOR loans or bankers' acceptance loans, as applicable; and (3) certain other customary fees and expenses of the lenders and agents. We are required to make prepayments under our revolving credit facilities at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under such revolving credit facility exceeds the lesser of the aggregate amount of commitments in respect of such revolving credit facility and the applicable borrowing base.

        Our $400.0 million Credit Agreement contains customary covenants, including, but not limited to, restrictions on our and our subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to security interests under the credit agreement, make acquisitions, loans, advances or investments, pay distributions, sell or otherwise transfer assets, optionally prepay or modify terms of any subordinated indebtedness or enter into transactions with affiliates. Our revolving credit facilities require the maintenance of a fixed charge coverage ratio of 1.1 to 1.0 at the end of each fiscal quarter when excess availability under both revolving credit facilities is less than 15% of the aggregate amount of availability under both revolving credit facilities. Such fixed charge coverage ratio will be tested at the end of each quarter until such time as average excess availability exceeds 15% for thirty consecutive days.

        Our $400.0 million Credit Agreement contains limitations on our ability to pay distributions in respect of, repurchase or pay dividends on our membership interests (or other capital stock) or make other restricted payments. These limitations are substantially similar to those contained in the indenture governing our Senior Notes described above, except that the credit agreement is less restrictive.

        Our $400.0 million Credit Agreement provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, including our Senior Notes, voluntary and involuntary bankruptcy proceedings, material money judgments, and material events relating to pension plans, certain change of control events and other customary events of default.

        As of March 31, 2013, we had $65.0 million in borrowings, with a weighted average interest rate of 3.69%. As of June 3, 2013, we had no borrowings outstanding under our revolving credit facilities and had $28.4 million in letters of credit issued. We and our subsidiaries were in compliance with all covenant requirements under our credit facilities at June 3, 2013.

  Contractual Obligations

        The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2013:

	Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Long term debt obligations	$643,790	$—	$—	$643,790	$—
Interest on long term debt obligations	285,682	57,136	114,273	114,273	—
Operating lease obligations	19,433	4,173	8,213	4,733	2,314
Capital lease obligations	15,515	1,657	3,313	3,313	7,232
Leased storage contracts	10,481	4,081	5,480	920	—
Mineral and surface leases	215,787	3,660	6,955	7,276	197,896
Asset retirement obligations	58,051	—	—	—	58,051
Post-retirement obligation	2,500	—	—	—	2,500
Deferred income tax	203	41	162	—	—
Purchase obligations(1)	2,132,981	1,952,782	173,688	6,511	—

Total	$3,384,423	$2,023,530	$312,084	$780,816	$267,993

(1)
Purchase obligations consist of forward physical and financial commitments related to purchases of natural gas. As we economically hedge substantially all of our natural gas purchases, there are forward sales that offset these commitments that are not included in the above table. As at March 31, 2013, forward physical and financial sales for all future periods totaled $2,121 million.

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

        On January 1, 2010, we entered into an operating lease for compression and other equipment related to the development of an expansion project at Wild Goose. See "Note 19—Commitments and Contingencies" for more information.

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

        Please refer to Note 2 of our Consolidated Financial Statements for a discussion of our most critical accounting estimates, judgments and uncertainties that are inherent in the application of GAAP, including revenue recognition, the valuation of risk management assets and liabilities, inventory and goodwill. These estimates affect, among other items, valuing identified intangible assets, evaluating impairments of long-lived assets, depreciation of cushion gas, establishing estimated useful lives for long-lived assets, estimating revenues and expense accruals, assessing income tax expense and the requirement for a valuation allowance against the deferred income tax asset and valuing asset retirement obligations.

Recent Accounting Pronouncements

        Please refer to Note 3 of our Consolidated Financial Statements.

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

        Derivative contracts used to manage market risk generally consist of the following:

  •
  Forwards and futures are contractual agreements to purchase or sell a specific financial instrument or natural gas at a specified price and date in the future. We enter into forwards and futures to mitigate the impact of natural gas price volatility. In addition to cash settlement, exchange traded futures may also be settled by physical delivery of natural gas.

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

        At March 31, 2013, 25.7 Bcf of natural gas inventory was economically hedged, representing 96.7% of our total current inventory. However, because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $26.6 million, but the fair value or mark-to-market value of our hedges would decrease by $25.7 million, due to 3.3% (0.9 Bcf) of that inventory that was not economically hedged. Conversely, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $26.6 million while the fair value of our hedges would increase by only $25.7 million, due to the non-economically hedged position. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at March 31, 2013 were 3.4 Bcf and 0.0 Bcf, respectively (3.4 Bcf and 0.0 Bcf respectively at March 31, 2012).

        Although the intent of our risk-management strategy is to protect our margins and manage our liquidity risk on related margin deposit requirements, we do not qualify any of our derivatives for hedge accounting. Changes in the fair values of these derivatives receive mark-to-market treatment in current earnings and result in greater potential for earnings volatility. This accounting treatment is discussed further under Note 2 of the Notes to our Consolidated Financial Statements.

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

        At March 31, 2013, we had forward currency exchange contracts for a notional value of $84.0 million. The value of the forward currency contracts was an asset of $0.5 million at March 31, 2013 and a liability of $0.3 million at March 31, 2012, and is recorded in derivative assets and derivative liabilities accounts on the consolidated balance sheets. These contracts expire on various dates between April 2013 and August 2014 and are for the exchange of $84.0 million Canadian dollars into $82.6 million U.S. dollars.

  Interest Rate Risk

        We are exposed to interest rate risk due to variable interest rates under our $400.0 million credit agreement. All such borrowings under our credit facilities bear interest at different rates. As of March 31, 2013, we had $65.0 million in borrowings outstanding under our revolving credit facilities. The credit facilities currently provide an interest rate on borrowings between 3.45% and 6.00%, depending on whether a fixed term or floating rate option is chosen. In the future, we may borrow under fixed rate and variable rate debt instruments that also give rise to interest rate risk. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by approximately $2.6 million for the fiscal year ended March 31, 2013.

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

Item 8.    Financial Statements and Supplementary Data.

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-4 through F-44 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  (a)
  Disclosure Controls and Procedures.

        Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of March 31, 2013. For purposes of this section, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Management's Report on Internal Control over Financial Reporting.

        Management's report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K and is incorporated herein by reference.

  (c)
  Attestation Report of the Registered Public Accounting Firm.

        The attestation report of our registered public accounting firm with respect to internal controls over financial reporting is set forth on page F-3 of this Annual Report on Form 10-K and is incorporated herein by reference.

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

Directors and Executive Officers

        Our directors hold office until the earlier of their death, resignation, retirement, disqualification or removal by the member of our manager. Our executive officers serve at the discretion of our board. There are no family relationships among any of the directors or executive officers. The following table shows information as of May 1, 2013, regarding our current directors and executive officers.

Name	Age	Position
Simon Dupéré	50	President and Chief Executive Officer and Director
Vance E. Powers	56	Chief Financial Officer
Rick J. Staples	50	Executive Vice President
Jason A. Dubchak	40	Vice President, General Counsel and Corporate Secretary
Jason S. Kulsky	46	Vice President, Business Development
Deborah M. Fretz	65	Director
James G. Jackson	49	Director
E. Bartow Jones	37	Director
Stephen C. Muther	64	Director
George A. O'Brien	64	Director
David F. Pope	56	Director
William H. Shea, Jr.	58	Director
Andrew W. Ward	46	Director

        Simon Dupéré—Mr. Dupéré is our President and Chief Executive Officer and a member of our board. Mr. Dupéré previously served as the Interim President & Chief Executive Officer from July 1, 2011 until April 24, 2012. Mr. Dupéré has also served as our Chief Operating Officer from September 2006 until June 7, 2012. During that time, he was in charge of our field and facility operations, engineering and geoscience, including our existing operations at our four natural gas storage facilities and our expansion and development efforts. He has 28 years of active experience in the natural gas industry. Prior to joining us, Mr. Dupéré was the President and Chief Executive Officer at Intragaz Inc., a natural gas storage company engaged in the development and operation of two gas storage projects in Quebec. Mr. Dupéré has a Bachelor of Science in Physics Engineering from Laval University in Quebec City, Quebec.

        Vance E. Powers—Mr. Powers is our Chief Financial Officer. Mr. Powers has served as our Chief Financial Officer since January 1, 2011. Mr. Powers has over 25 years of experience in senior financial, accounting, and reporting positions. From April 2010 until commencing service as Niska's Chief Financial Officer, Mr. Powers served as a finance management consultant to Niska, assisting in the completion of Niska's initial public offering, its transition to a publicly-traded company and its establishment of an investor relations function. From May 2009 to March/April 2010, Mr. Powers was an individual investor. From December 2003 to May 2009, Mr. Powers served as Vice President, Finance and Controller of Buckeye GP LLC, the general partner of Buckeye Partners, L.P. (NYSE: BPL), one of the largest refined petroleum products pipeline and terminal companies in the United States, where he was a key member of the senior executive team and was principally responsible for Buckeye's accounting, financial reporting, planning and analysis and treasury functions. He also served Buckeye GP LLC as Acting Chief Financial Officer from July 2007 until November 2008, where he was additionally responsible for capital markets activities and investor relations. He held similar positions with MainLine Management LLC, the general partner of Buckeye GP Holdings L.P. (NYSE: BGH), and participated in BGH's initial public offering in August 2006. Mr. Powers holds a MBA degree from Lehigh University and a BA from Gettysburg College. He is also a Certified Public Accountant in Pennsylvania.

        Rick J. Staples—Mr. Staples is our Executive Vice President, responsible for the marketing, trading and commercial operation of our natural gas storage assets. Previously, Mr. Staples was in the role of Senior Vice President, Commercial Operations from May 2006 to April 2012. He has 28 years of experience in the energy industry, with a primary focus on the midstream sector, including natural gas storage. Prior to joining us in 2006, Mr. Staples served as Director of Gas Storage with TransCanada Pipelines Ltd. from 2001 to 2006. Mr. Staples graduated from the University of Alberta with a degree in Mechanical Engineering. Mr. Staples also graduated from the Queens Executive program (Queens School of Business) in 1997.

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

        Deborah M. Fretz—Ms. Fretz is a member of our board and serves as the interim non-executive Chairman. She also serves on both the audit and compensation committees. Ms. Fretz served as President, Chief Executive Officer and director of Sunoco Logistics Partners L.P. ("Sunoco Logistics") from October 2001 to July 1, 2010. Sunoco Logistics is a publicly-traded master limited partnership formed in 2001 to acquire, own and operate a geographically diverse group of crude oil and refined products pipelines, terminals and storage facilities in eleven states. Revenues were $10 billion, with 1,400 employees and interests in 10,000 miles of pipelines and 31 million barrels of storage capacity. Prior to the IPO of Sunoco Logistics Partners, Ms. Fretz held several executive management roles for Sunoco, Inc., the last as Vice President Mid-Continent Refining, Marketing and Logistics which included Sunoco's Lubricant business as well as the MidAmerica refining and marketing business. In February 2012, Ms. Fretz was elected to the board of Alpha Natural Resources (NYSE:ANR), a major U.S. coal supplier of both thermal and metallurgical coal worldwide and has served on the audit and compensation committees since May, 2012. From December 1993 to April 2012, Ms. Fretz served as a board member of GATX Corp., a Chicago-based transportation services firm, where she was Chair of the compensation committee and was formerly Lead Director. In May 2013, Ms. Fretz was elected to the Board of Directors of Chicago Bridge & Iron Company (NYSE: CBI), an energy infrastructure company and a significant provider of government services.

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

        James G. Jackson—Mr. Jackson is a member of our board and serves on both the audit and compensation committees. Mr. Jackson has been the Chief Financial Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners L.P. ("BreitBurn") since July 2006 and an Executive Vice President since October 2007. BreitBurn is a publicly traded master limited partnership focused on the acquisition, exploitation and development of oil and gas properties in the United States. Mr. Jackson also currently serves as the Chief Financial Officer of the general partner of Pacific Coast Energy Company L.P. ("PCEC"). PCEC, which is BreitBurn's predecessor, is a privately held limited partnership engaged in the production and development of oil and gas from properties located in California. Before joining BreitBurn, Mr. Jackson served as a Managing Director in Merrill Lynch & Co.'s Global Markets and Investment Banking Group. Mr. Jackson joined Merrill Lynch in 1992 and was elected Managing Director in 2001. Previously, Mr. Jackson was a Financial Analyst with Morgan Stanley & Co. from 1986 to 1989 and was an Associate in the Mergers and Acquisitions Group of the Long-Term Credit Bank of Japan from 1989 to 1990. Mr. Jackson obtained a B.S. in Business Administration from Georgetown University and an M.B.A. from the Stanford Graduate School of Business.

        Mr. Jackson's background and experience with BreitBurn GP, LLC, BreitBurn Energy Partners L.P. and PCEC has provided him with valuable experience and familiarity with master limited partnerships and, more specifically, the natural gas business. These skills coupled with his broad investment banking, acquisition and financing experience brings additional depth to our board's collective expertise, and therefore makes Mr. Jackson well suited to serve as a member of our board of directors.

        E. Bartow Jones—Mr. Jones is a member of our board, the board of directors of our manager and the board of supervisors of Niska Holdings, which is our parent. Mr. Jones is currently a Managing Director of Riverstone Holdings LLC where he served as a Principal from 2007 to 2010. Mr. Jones has been with Riverstone since 2001. Mr. Jones currently serves on the boards of directors of Foresight Reserves, L.P., or Foresight, Targe Energy, LLC, or Targe, and the general partner of PVR Partners, L.P., and he previously served on the boards of directors of Buckeye and Mainline Management.

        Mr. Jones has worked closely with us since our inception. Mr. Jones's experience in evaluating the financial performance and operations of companies in our industry, as well as his leadership skills and business acumen, provide him with the necessary skills to serve as a member of our board. In addition, Mr. Jones's work with PVR Partners, L.P., Foresight, Buckeye, Targe and MainLine Management has given him both an understanding of the broader energy business and of the unique issues related to operating publicly-traded limited partnerships, which are similar to us.

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

        George A. O'Brien—Mr. O'Brien is a member of our board and the board of directors of our manager and also serves on the compensation committee as Chairman. Mr. O'Brien has served as a director of Enviva, L.P. from May 2010 until November 2012 and as Executive Vice President from February 2012 until November 2012. He previously has served as an independent director of Magellan GP, LLC, and general partner of Magellan Midstream Partners, L.P., or Magellan, a publicly-traded company that is engaged in the transportation, storage and distribution of refined petroleum products, from December 2003 until November 2009. Mr. O'Brien was President and CEO of Pacific Lumber Company from August 2006 until July 2008. From 1988 until 2005, he worked for International Paper where he served as Senior Vice President of Forest Products responsible for its forestry, wood products, minerals and specialty chemicals businesses. Other responsibilities during his tenure at International Paper included corporate development, CFO of its New Zealand subsidiary, CEO of the New Zealand pulp, paper and tissue businesses and Vice President of Corporate Development. In January 2007, Pacific Lumber Company filed for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. Pacific Lumber successfully emerged from Chapter 11 in July, 2008. Mr. O'Brien has an agreement with Riverstone, pursuant to which he has agreed to serve on the boards of several Carlyle/Riverstone Funds' portfolio companies.

        As a result of his service to Magellan and International Paper, Mr. O'Brien gained extensive experience in overseeing the strategy, operations, and governance of major public companies. Mr. O'Brien was also selected to serve as a director of our board due to his valuable financial expertise, including extensive experience with capital markets transactions and knowledge of the energy industry. Mr. O'Brien's experience has also given him knowledge of the unique issues related to operating publicly-traded limited partnerships, which are similar to us. We believe this background and skill set makes Mr. O'Brien well-suited to serve as a member of our board

        David F. Pope—Mr. Pope is a member of our board. Mr. Pope was our former President and Chief Executive Officer from June 2006 to July 2011. Prior to his role at Niska Holdings, Mr. Pope served as the President of Seminole Canada Gas Company since 2002, and prior to that has held various positions in the natural gas industry since 1980. In 1992, Mr. Pope began his employment with Enron Corporation after it acquired Canadian Gas Marketing, a company Mr. Pope founded in 1989. He worked for Enron Corporation as Vice President of its gas marketing and trading group from 1992 until March 2001, nine months' prior to Enron Corporation's filing of a voluntary petition for a Chapter 11 reorganization with the U.S. Bankruptcy Court in December of 2001. Mr. Pope is a former director of GEP Midstream Finance Corp. and Gibson Energy ULC. Mr. Pope has a Bachelor of Engineering in Chemical Engineering from McGill University and has worked in the natural gas industry for his entire career.

        As a result of his professional background, we believe Mr. Pope brings to us significant strategic and financial skills and significant operational experience. Combined with his over 30 years of experience in the natural gas industry and deep knowledge of our business, these attributes make Mr. Pope well-suited to serve on our board.

        William H. Shea, Jr.—Mr. Shea is a member of our board and the board of directors of our manager and also serves on the compensation committee. Mr. Shea has served as a director of PVR GP, LLC, the general partner of PVR Partners L.P. and Chief Executive Officer of Penn Virginia Resource Partners, L.P. since March 2010, as Chief Executive Officer of PVR GP, LLC from March 2010 to June 2012 and as President and Chief Executive Officer of PVR GP, LLC since June 2012. Previously, Mr. Shea served as the Chairman of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a refined petroleum products pipeline partnership from May 2004 to July 2007, as President and Chief Executive Officer of Buckeye GP LLC from September 2000 to July 2007 and as

President and Chief Operating Officer of Buckeye GP LLC from July 1998 to September 2000. From August 2006 to July 2007, Mr. Shea served as Chairman of MainLine Management LLC, the general partner of Buckeye GP Holdings, L.P., and as President and Chief Executive Officer of MainLine Management LLC from May 2004 to July 2007. Mr. Shea also serves as a director of Kayne Anderson Energy Total Return Fund, Inc. Kayne Anderson MLP Investment Company, and USA Compression Holdings LLC. Mr. Shea has an agreement with Riverstone, pursuant to which he has agreed to serve on the boards of Carlyle/Riverstone Funds' portfolio companies.

        Mr. Shea's experiences as an executive with both PVR and Buckeye, energy companies that operate across a broad spectrum of sectors, including coal, natural gas gathering and processing and refined petroleum products transportation, have given him valuable knowledge about our industry. In addition, Mr. Shea has valuable experience overseeing the strategy and operations of publicly-traded partnerships, which are similar to us. As a result of this experience and resulting skills set, we believe Mr. Shea is an asset to our board.

        Andrew W. Ward—Mr. Ward is a member of our board, the board of directors of our manager and the board of supervisors of Niska Holdings, which is our parent. Mr. Ward has served as a member of the board of supervisors of Niska Holdings since May 2006. He is currently a Managing Director of Riverstone Holdings LLC where he served as a Principal from March 2002 to December 2004. Mr. Ward currently serves on the board of directors of the general partner of PVR Partners, L.P., USA Compression Partners LP and various private companies and has previously served on the boards of directors of Buckeye GP LLC, the general partner of Buckeye and MainLine Management LLC, or MainLine Management, the general partner of Buckeye GP Holdings L.P. and Gibson Energy.

        Mr. Ward has served as a director since our inception. Mr. Ward's experience in evaluating the financial performance and operations of companies in our industry, combined with his leadership skills and business acumen, makes him a valuable member of our board. In addition, Mr. Ward's work with PVR Partners L.P., USA Compression Partners LP, Gibson Energy, GEP Midstream, Buckeye and MainLine Management and various private companies has given him both an understanding of the midstream sector of the energy business and of the unique issues related to operating publicly-traded limited partnerships, which are similar to us.

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

        We hold regularly scheduled meetings of our independent directors. In accordance with our Corporate Governance Guidelines, Ms. Fretz, as our non-executive chairman of the board, will continue to preside as lead director over meetings of our independent directors.

        The procedure by which any interested party may communicate directly with an independent director is set forth in our Corporate Governance Guidelines, which is available on our website at http://www.niskapartners.com.

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

        In accordance with Statement of Auditing Standards No. 61 as adopted by the Public Company Accounting Oversight Board, our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee. In addition, the audit committee has the authority to review our procedures for internal auditing, review the adequacy of internal controls and engage the services of any other advisors and accountants as the committee deems advisable.

        We have designated Ms. Fretz, Mr. Muther and Mr. Jackson as audit committee financial experts. Mr. Muther has been appointed the Chairman of the audit committee.

  Compensation Committee; Compensation Committee Interlocks and Insider Participation

        As a controlled company that is listed on the NYSE, we are not required to have a compensation committee. See "—Significant Differences in Corporate Governance Standards" for a further explanation. In order to conform to best governance practices, however, our board has established a compensation committee to, among other things, oversee the compensation plans described below. The compensation committee establishes and reviews general policies related to our compensation and benefits. The compensation committee has the responsibility to determine and approve, or make recommendations to the board with respect to, the compensation and benefits of our board and executive officers.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        This section describes the objectives and elements of our compensation program for the fiscal year ended March 31, 2013 for our named executive officers. This section should be read together with the Compensation Tables that follow, which disclose the compensation awarded to, earned by or paid to the named executive officers with respect to the prior fiscal year, as well as for certain elements of compensation paid to the named executive officers for the fiscal years ending on March 31, 2011 and March 31, 2012. The "named executive officers" for the 2013 fiscal year, along with the title that each officer held during at the end of the 2013 fiscal year, were as follows:

  •
  Simon Dupéré—President and Chief Executive Officer

  •
  Vance E. Powers—Chief Financial Officer

  •
  Rick J. Staples—Executive Vice President

  •
  Jason A. Dubchak—Vice President, General Counsel & Corporate Secretary

  •
  Jason S. Kulsky—Vice President, Business Development

  •
  Darin T. Olson—Former Vice President, Finance

        Mr. Dupéré continued to serve as our Interim President and Interim Chief Executive Officer from April 1 to April 24, 2012, at which time he became our permanent President and Chief Executive Officer. Mr. Staples also became our Executive Vice President on April 24, 2012, as he was previously serving as Senior Vice President, Commercial Operations. Mr. Olson served as our Vice President, Finance from April 1, 2012 until November 1, 2012, but he was no longer employed by us on March 31, 2013.

        Our manager and our board, as its delegate, manages our operations and activities and makes decisions on our behalf. Our board has established a compensation committee that, while our board has delegation powers from our manager to oversee our operations, will determine and set compensation practices, or make recommendations to the full board regarding compensation matters that the board has reserved final authority over, as applicable. Our Chief Executive Officer is also consulted by the compensation committee and the full board regarding the compensation of the named executive officers other than himself. The compensation of each of our named executive officers for the fiscal year ending March 31, 2013 was determined and implemented solely by our compensation committee.

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

  Setting Executive Compensation

        Our board, and the compensation committee of our board, each holds the authority to engage an outside compensation consultant if it appears at any time that such assistance would be appropriate. On September 15, 2010, Cogent Compensation Partners ("Cogent") was formally engaged by our compensation committee to review our overall compensation structure, including short term and long term compensation. Cogent was acquired by Frederic W. Cook and Co., Inc. ("FW Cook"), another outside compensation consultancy in 2012. The team that we worked with at Cogent remained intact as part of the acquisition, but FW Cook became our new compensation consultant firm. Our board did not see any potential conflicts of interest for us with either the previous Cogent team or the new FW Cook team.

        Our board, with input from management employees, has historically compared certain aspects of our compensation program to the compensation programs in place at companies that we consider to be our peers. FW Cook reviewed the most recent list of peer companies that we were using to determine if FW Cook agreed that the group was appropriate for our use in evaluating compensation. The peer group that we and FW Cook determined to be appropriate for us during the 2013 fiscal year includes companies in the United States market for which we believe we compete for executive talent in the energy sector. The peer group (the "Peer Group") includes the following companies:

  •
  Chesapeake Midstream Partners

  •
  Copano Energy LLC

  •
  Crestwood Midstream Partners

  •
  Inergy Midstream

  •
  Martin Midstream

  •
  PAA Natural Gas Storage LP

  •
  Regency Energy Partners LP

  •
  Spectra Energy Partners LP

  •
  TC Pipelines

        The compensation program established by the compensation committee, in conjunction with FW Cook, for fiscal 2013 was implemented on April 1, 2012. The elements of that compensation plan are discussed below.

        Elements of Compensation.    The primary elements of our named executive officers' compensation, other than the officer's base salary, are a combination of cash bonus awards and long-term equity-based compensation awards. For the fiscal year ended March 31, 2013, the compensation for our named executive officers consisted of the following key elements:

  •
  base salary;

  •
  discretionary cash bonus awards;

  •
  long-term phantom equity awards; and

  •
  retirement, health and welfare and related benefits.

        Base Salary.    The compensation committee establishes base salaries for the named executive officers based on various factors, including the amounts it considers necessary to attract and retain high quality executives in our industry along with the responsibilities of the named executive officers, and is responsible for approving any significant changes to executive salaries. Salaries for the named executive officers are generally adjusted on an annual basis to remain competitive as compared to the market, or in connection with significant changes in duties or authorities, as was the case with Mr. Dupéré's salary when he became our Chief Executive Officer. Mr. Dupéré's employment was governed by an employment agreement put in place on April 24, 2012. Mr. Dupéré's compensation pursuant to his employment agreement included an annual base salary of not less than $505,000 Canadian Dollars (approximately $504,444.5 in U.S. dollars using the average annual exchange rate of 0.9989) payable in semi-monthly installments. This base salary was determined based upon the scope of Mr. Dupéré's responsibilities and commensurate with Mr. Dupéré's position as President and Chief Executive Officer.

  Discretionary Bonus Awards.

        A significant portion of the compensation of our named executive officers consists of an annual cash bonus. While base salaries offer an important retention element by providing a guaranteed income stream to our employees, we hope to motivate our employees to strive for both individual and overall company success by providing a substantial portion of compensation only when performance for the year calls for an additional compensatory award. Our industry has historically relied heavily on cash bonuses to compensate executive officers for performance, and we intend to compensate our executives in line with our industry trends and practices. On June 7, 2012, our board approved modifications to our short term incentive bonus plan applicable to our employees, including our named executive officers, for the 2013 fiscal year (the "STI"). The STI provides annual bonuses based upon the achievement of company financial and non-financial performance targets and individual performance targets for employees who participate in the plan. The targets are established by the compensation committee each year.

        While the ultimate amount of any cash bonus paid to our named executive officers under the STI is determined at the discretion of our board, the bonuses are originally structured around target amounts for each employee, as well as individual and company goals. We communicate a target annual bonus amount to our employees as a certain percentage of their base salary at the beginning of their employment, clearly noting that individual or company performance may significantly impact the relationship of that target annual amount to what is actually paid out in bonuses. For the 2013 fiscal year, the target bonus amounts for Messrs., Dupéré, Powers, Staples, Dubchak, Kulsky and Olson were CDN $505,000; $174,000; $236,250; $130,000, $114,400 and $114,400, respectively (the conversion to U.S. dollars being $504,445; $173,809; $235,990; $129,857; $114,274 and $114,274, respectively). Individual performance goals and results depend on an employee's unit or particular function within a unit, while company performance is tied to Adjusted EBITDA (defined below). We believe that paying a bonus tied to our Adjusted EBITDA aligns the interests of our executives and employees with those of our unitholders and motivates them to provide a high level of performance for us. A portion of the bonuses are accrued, but not paid, pending the results of the fiscal year-end audit and subsequent audit adjustments. Thus, while those portions are accrued for the year in which they are earned, they are not paid until the following fiscal year.

        Based on the actual annual financial results as well as the results of the non-financial measures, the Compensation Committee recommends to the Board the amount of funds available for the STIP bonus pool. The committee also recommends to the Board the amounts to be paid to each of the named executive officers. In doing so it reviews each officer's individual performance and also takes into account advice from FW Cook as well as the Chief Executive Officer. The compensation committee also takes into account such other information as it deems relevant. The Board makes the ultimate determination of the total amount to be paid out in the STIP bonus pool and the specific awards for each of the named executive officers. The remaining funds in the bonus pool are allocated to all remaining participants by the Chief Executive Officer based on each participant's individual results against their performance targets and in consultation with recommendations by the Company's senior managers and supervisors.

        The Company performance metrics for the 2013 fiscal year STIP were a combination of financial (weighted at eighty-five percent (85%)) and non-financial measures (weighted at fifteen percent (15%)).

        Financial Measure.    The financial performance metric will be an earnings before taxes, depreciation and amortization target, or "Adjusted EBITDA Target," and in order for there to be a payout under the STIP for the 2013 fiscal year, the Company must meet a minimum financial threshold of eighty-seven percent (87%) of the Adjusted EBITDA Target set for the year (the "Threshold "). If the Company achieves this Threshold, the financial metric will comprise eighty-five percent (85%) of the Company performance component for the FY2013 STIP. However, the Board may make adjustments to the Adjusted EBITDA Target throughout the year as determined appropriate upon the advice of the management team. If the Company achieves the Threshold for the year, the payout of the Adjusted EBITDA Target component of the STIP will equal fifty percent (50%); if the Company achieves one hundred percent (100%) of its Adjusted EBITDA Target for the year, the payout of the financial measure component will equal one hundred percent (100%); and if the Company achieves one hundred thirteen percent (113%) of its Adjusted EBITDA Target for the year, the payout of the financial measure component of the STIP will equal two hundred percent (200%). The achievement of the Company performance goals between these levels will be determined using straight line interpolation.

        Non-Financial Measure.    If the Company achieves Threshold, the remaining fifteen percent (15%) of the Company STIP component will be based upon a non-financial metric. The non-financial operational measures will be based upon the Company's total recordable incident rate, or "TRIR." Like the financial metrics, the non-financial metric will also have a threshold, target and maximum achievement level. If the Company achieves the threshold TRIR target for the year, the payout of the Company component of the non-financial measure will equal fifty percent (50%); if the Company achieves one hundred percent (100%) of its TRIR target for the year, the payout of the non-financial measure component will equal one hundred percent (100%); and if the Company achieves the maximum of its TRIR target for the year, the payout of the non-financial measure component of the STIP will equal two hundred percent (200%). The achievement of TRIR between these levels will be determined using straight line interpolation.

        The Board has broad discretion to vary or modify any particular performance goals, which may vary between performance goals and participants.

        The board determined that the Company had achieved the target level of the Adjusted EBITDA component that would permit a payment of 100% of the financial component of the STI plan and the Company had achieved the maximum level of the TRIR component that would permit a payment of

200% for the non-financial component. The board then made the further decision not to make any discretionary adjustments to the bonus amounts for the 2013 year. The total payout of the STI plan for the 2013 fiscal year will be 115.7% of the plans target level. The amount that has been approved for each named executive officer for the 2013 fiscal year is detailed in the Summary Compensation Table below, although payments were not provided to the applicable named executive officers until May 2013.

  Long Term Equity-Based Incentives

        The Company adopted the Phantom Unit Performance Plan, or the "PUPP," on March 24, 2011, and the PUPP plan document is filed as Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 30, 2011. A principal purpose of the PUPP is to further align the interests of participants in the PUPP, including our named executive officers, with the interest of our unit holders by providing certain employees and directors with a phantom unit award. The PUPP is primarily administered by our compensation committee under the overall direction of our board. The compensation committee determines all of the terms and conditions of each award pursuant to the PUPP, subject to the terms and conditions required by the PUPP, and grants phantom units to eligible participants at such times as the compensation committee may determine to be appropriate. Such terms and conditions are set forth in an individual phantom unit award agreement at the time of each grant of phantom units.

        The PUPP is a cash-based long term phantom unit plan for our employees and certain directors. A phantom unit is a notional unit granted under the PUPP that represents the right to receive a cash payment equal to the fair market value of a unit of the Company's common units (a "Unit"), following the satisfaction of certain time periods and/or certain performance criteria. On June 7, 2012, the Board approved an amendment to the PUPP to waive the minimum quarterly distribution requirement for PUPP awards. The Board also determined that fifty percent (50%) of the 2013 fiscal year PUPP awards will be based solely on time-based vesting conditions, while the remaining fifty percent (50%) of the 2013 fiscal year PUPP awards will be based upon performance-based vesting conditions. The Special 2013 time-based PUPP awards will vest over a three-year period beginning on the date of grant of the awards. Time and Performance-based PUPP awards will typically be measured over a full three-year time period, except during the three-year ramp-in period following the adoption of the PUPP (2014 being the last year of this period), where performance will be measured for twenty percent (20%) of the original performance-based PUPP award at the end of the first year, and forty percent (40%) of the award on each of the second and third years of the award. The Board has broad discretion to vary or modify any particular performance goals applicable to the PUPP awards, which may vary between performance goals and participants.

        The 2013 performance-based PUPP awards were based upon the Company's total unit return ("TUR") relative to a group of direct competitors measured over each year in the three-year vesting period. Following the end of each annual performance period, the Company and each of the members of the chosen peer group will be ranked in accordance with their respective TUR amounts. If the Company ranks below the thirty-third percentile (33%), that portion of the 2013 performance-based PUPP awards will not vest. If the Company ranks at the thirty-third percentile (33%) or above, a certain percentage of the applicable portion of the original PUPP grant will vest in accordance with the following chart:

Three Year TUR Ranking	Performance Level	Target Payout Percentage
75th Percentile	Maximum	200%
50th Percentile	Target	100%
33rd Percentile	Threshold	50%

        In addition to the satisfaction of the performance-based vesting conditions, the PUPP participants must also generally be providing services to us or one of our affiliates in order for their phantom unit to become vested. The compensation committee will have authority to provide for accelerated vesting provisions in the event of a termination of employment or a change in control. Generally, in the event of a PUPP participant's death, disability, retirement, or termination of employment without cause, unvested phantom units will vest on a pro rata basis by taking into account the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award. Where the phantom units are subject to performance criteria, a "target" level of performance will be applied upon any acceleration of vesting, such that a maximum of 100% of the phantom units originally granted will become vested. Where vesting of the phantom units are based solely on time, the phantom units will also vest on a pro rata basis calculated by the number of days of service provided to us or one of our affiliates from the grant date to the vesting date. Unless otherwise provided in an individual award agreement, if we incur a change in control, and the holder is also terminated for certain reasons, the phantom units will also receive accelerated vesting, with any performance-based vesting provisions being accelerated at the "target" performance level.

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

        In the event that a PUPP participant is subject solely to the United States securities and tax laws rather than Canadian tax or securities laws, the PUPP also contains a schedule of certain provisions that will apply to those participants in lieu of certain provisions within the main body of the PUPP document. Mr. Powers, as a U.S. citizen, will be subject to these additional PUPP provisions.

        Each of our named executive officers received a grant of phantom units pursuant to the PUPP during the 2013 fiscal year. One-half of the 2013 grant was a time-based award and the second half of the grant was a performance based award. The board set a long-term incentive target for each named executive officer's performance-based phantom unit award that was based upon a percentage of the officer's base salary. Messrs. Dupéré, Staples, Powers, Dubchak, Kulsky, and Olson had a target percentage of base salary of 200%, 150%, 90%, 90%, 50% and 60%, respectively, for the 2013 grants.

        Three of our named executive officers received a separate time-based grant of phantom units pursuant to the PUPP during the 2013 fiscal year. The board set the long-term incentive target amount for each of the following named executive officers: Messrs. Dupéré, Staples, and Powers at a grant value of $1,000,000, $300,000, and $200,000. Mr. Dupéré's award was granted pursuant to his employment agreement as an inducement to serve as our Chief Executive Officer. Our board determined that the grants for Messrs. Staples and Powers were necessary for our two other top employees in order to retain them and incentivize them during the three year vesting period for such awards.

        As noted above, certain awards granted in previous years may still vest upon our performance during each of three years. Upon reviewing the performance of our company for the 2013 fiscal year against its Peer Group, based on the criteria applicable to the 2012 PUPP awards, our board determined that our company did not meet its threshold targets for the second tranche of the phantom units granted during the 2012 fiscal year, and therefore, the units from the 2012 fiscal year grant that were scheduled to vest at the end of the 2013 fiscal year will not vest and will be forfeited by the named executive officers.

        When reviewing the performance of the company for the 2013 fiscal year against its Peer Group, based on the criteria listed above for the 2013 initial grant, our board determined that our company achieved the maximum performance level for the first tranche of the phantom units granted during the 2013 fiscal year. Therefore the time-based component of the first tranche of the 2013 grants will pay out at 100% of target and the performance component of the first tranche of the 2013 grants will payout at 200% of target amounts.

        Niska Predecessor Class B Units.    In 2006, Niska Predecessor issued Class B units to some of our employees, including the named executive officers then employed by us. The Class B units represented profits interests in Niska Holdings, and entitle the holders to share in distributions by Niska Holdings once the Class A units in Niska Predecessor have received distributions equal to their contributed capital plus an 8% rate of return. As of March 31, 2012, the risk of forfeiture had lapsed on all of the Class B units upon the completion of the time limitations or the achievement of the performance conditions associated with the units as applicable and certain of our named executive officers continue to hold these vested units and may receive certain profits interests with respect to these awards. No further grant of the Class B units, however, occurred during the prior fiscal year.

        2010 Long Term Incentive Plan.    We adopted the 2010 Long Term Incentive Plan in connection with our IPO. This plan provides for the grant of unit options, unit appreciation rights, restricted units, phantom units, unit awards, performance or incentive awards and other unit-based awards. Due to certain adverse tax consequences that may accompany the grant of an award that is settled in actual shares of our common units to Canadian citizens, this plan is largely reserved for grants of awards to our U.S. citizen employees, consultants and directors. At this time, no awards to any employee have been made pursuant to the 2010 Long Term Incentive Plan.

  Other Compensation Items

        Health and Welfare Benefits.    All of our regular full-time employees, including our named executive officers, receive certain health and welfare benefits. The benefits include a health and dental plan, a short- and long-term disability plan, basic and optional life insurance, and basic and optional accidental death and dismemberment insurance coverage.

        Retirement and Pension Benefits.    Our registered retirement savings plan, or RRSP Plan/Non-Registered Employee Savings Plan, provides Canadian resident employees with an opportunity to participate in a retirement savings plan. This type of retirement plan is a Canadian retirement plan with features similar to a 401(k) plan or an individual retirement account administered in the United States. Our employees, including our named executive officers (other than Mr. Powers), are allowed to contribute their own funds, and we will regardless of an employee's contributions, contribute 8% of an employee's base salary into such RRSP Plan contributions as well as discretionary contributions from us on their behalf from time to time. Mr. Dupéré's new employment agreement states that he would receive an annual contribution from us at 8% of his annual salary each year into the plan. Mr. Powers, a U.S. citizen, participates in a U.S. 401(k) Plan which allows Mr. Powers to contribute his own funds and the Company provides an 11% contribution to his 401(k) Plan.

        Perquisites.    We provide our named executive officers with certain perquisites that we believe are in line with industry standards as well as peer companies within our geographic region, and which are necessary to remain competitive with regard to overall executive compensation. Our named executives received additional payments to be applied to expenses for home computers, club membership (including industry organizations) and other personal expenses, as well as a monthly automobile allowance and paid parking at our office facilities, (other than Mr. Powers who does not receive paid parking at our office facility). Commencing April 24, 2012, as part of his employment agreement, Mr. Dupéré's perquisites were eliminated except for an allowance for parking.

        Severance and Change in Control Benefits.    Mr. Dupéré was the only named executive officer who had an agreement with us that contained severance provisions during the 2013 fiscal year. The phantom unit awards granted to each named executive officer also contain change of control provisions. Canadian citizens may be entitled to certain severance benefits under the common law, therefore, to establish clarity with regard to our severance obligations, we have chosen to maintain a formal employment agreement with our chief executive officer that contains negotiated severance benefits. With respect to the PUPP awards, we have provided severance and change in control protections in order to serve as a retention tool. We believe that the post-termination payments in the employment agreements, and the PUPP agreements, as applicable, allow our officers to focus their attention and energy on making the best objective business decisions that are in our interest, and in the interest of our unitholders, without allowing personal considerations to influence the decision-making process. Executive officers at other companies in our industry and the general market against which we compete for executive talent commonly have post-termination and/or change in control provisions, and we have consistently provided this benefit to our executive officers in order to remain competitive in attracting and retaining skilled professionals in our industry.

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

  Summary Compensation for Years Ended March 31, 2013, 2012 and 2011

        The year "2011" refers to the fiscal year of April 1, 2010 through March 31, 2011, the year "2012" refers to the fiscal year of April 1, 2011 through March 31, 2012, the year 2013 refers to the fiscal year of April 1, 2012 through March 31, 2013. Compensation to our named executive officers was paid primarily in Canadian dollars, but is reported in U.S. dollars in the tables that follow. An exchange rate of 0.9836 U.S dollars for each Canadian dollar was used for the 2011 amounts of each Canadian dollar (the exchange rate reported by the Bank of Canada on March 31, 2011), and 1.0076 U.S dollars for each Canadian dollar was used for the 2012 amounts of each Canadian dollar (the average exchange rate for the period as reported by the Bank of Canada), and 0.9989 U.S dollars for each Canadian dollar (the average exchange rate for the period as reported by the Bank of Canada). The only exception to this rule is for our Chief Financial Officer, Vance E. Powers, who is a U.S. resident and paid in U.S. dollars.

Name and Principal Position	Year Covered	Salary ($)	Bonus ($)	Unit Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Simon Dupéré	2013	495,800	583,642	2,680,382	49,926	3,809,750
President and Chief Executive	2012	372,819	167,768	1,864,094	57,059	2,461,740
Officer	2011	270,490	849,585		63,566	1,183,641
Vance E. Powers	2013	287,436	201,318	635,000	79,093	1,202,847
Chief Financial Officer	2012	250,000	75,000	875,000	45,262	1,245,262
	2011	55,000	102,667	—	9,534	167,201
Rick J. Staples	2013	312,412	273,040	1,086,304	60,091	1,731,847
Executive Vice President	2012	282,133	126,960	1,293,110	58,000	1,760,203
	2011	206,556	503,603	—	50,641	760,800
Jason A. Dubchak	2013	259,714	150,245	389,571	32,288	831,818
Vice President, General Counsel	2012	251,905	75,571	881,666	31,761	1,240,903
and Corporate Secretary	2011	196,720	354,096	—	26,605	577,421
Jason S. Kulsky	2013	228,548	132,215	190,457	36,989	588,209
Vice President,
Business Development
Darin T. Olson	2013	132,734	0	228,548	413,068	774,350
Former Chief Financial Officer/	2012	221,676	66,503	665,028	36,496	989,703
Former Vice President, Finance	2011	196,720	295,080	—	39,757	531,557

(1)
Amounts reported for unit awards represent the grant date fair value of phantom unit awards in accordance with ASC Topic 718, rather than the amounts that may actually be paid to each named executive officer upon the settlement of an award. Pursuant to SEC rules, the amounts shown exclude the effect of estimated forfeitures and are based upon the probable outcome of the performance conditions associated with the phantom unit awards at the grant date, although we know that a portion of the phantom units that were subject to performance-based conditions in 2013 have already been vested at maximum levels rather than target, which was our "probable" outcome in the table above. The "maximum" amounts for the performance-based phantom units would have been as follows: Mr. Dupéré, $1,683,333; Mr. Powers, $434,995; Mr. Staples $787,498; Mr. Dubchak, $390,005; Mr. Kulsky, $190,666 and Mr. Olson, $228,798. Additional details regarding the calculation of our unit-based phantom awards are included in Note 13 of the Notes to our Consolidated Financial Statements. Although the phantom unit awards are reported in the "Unit Awards" column above, the portion of the awards that are still outstanding will be settled, if at all, in cash payments rather than actual common units. With respect to Mr. Olson's phantom units granted in the 2013 year, he forfeited, without consideration, each of those awards upon his termination of employment.

(2)
Amounts disclosed in the "All Other Compensation" column for the fiscal year ending in 2013 consist of the following items and amounts in U.S. Dollars:

Executive Officer	RRSP Plan ($)	Parking ($)	Vehicle Allowance ($)	Misc Allowance & Vacation Buy back ($)	Canadian Pension Plan ($)	Employment Insurance ($)	Workers Comp Contributions ($)	Total ($)
Simon Dupéré	39,664	5,094	1,158	0	2,354	1,071	586	49,926
Rick Staples	24,993	5,094	13,985	11,987	2,354	1,071	608	60,091
Jason Dubchak	20,779	5,094	0	2,397	2,354	1,071	593	32,288
Jason Kulsky	18,286	5,094	0	9,589	2,354	1,071	595	36,989
Darin Olson*	10,738	3,183	0	5,630	2,321	1,004	620	23,497

*
Mr. Olson also received a payment of $389,571 in lieu of notice upon his departure from the company.

US Executive Officer	401K Contributions ($)	Parking ($)	Vehicle Allowance ($)	Misc. Allowance & Vacation Buy back ($)	Social Security ($)	Medicare ($)	Workers Comp Contributions ($)	Total ($)
Vance E. Powers	32,139	0	0	33,682	7,040	5,732	500	79,093

  Grants of Plan-Based Awards

        We granted time-based and performance-based phantom unit awards to each of our named executive officers during the fiscal year ended March 31, 2013.

Estimated Possible Payouts Under Equity Incentive Plan Awards

Name	Grant Date	Threshold (#)(1)	Target (#)(1)	Maximum (#)(1)	All Other Unit Awards: Number of Units (#)(2)	Grant Date Fair Value of Unit Awards ($)(3)
Simon Dupéré	4/1/2012	44,113	88,225	176,450	88,225	841,667
	4/24/2012	—	—	—	82,850	1,000,000
Rick J. Staples	4/1/2012	20,637	41,274	82,547	41,274	393,750
	4/24/2012	—	—	—	24,855	300,000
Vance E. Powers	4/1/2012	11,399	22,799	45,597	22,799	217,500
	4/24/2012	—	—	—	16,570	200,000
Jason A. Dubchak	4/1/2012	10,220	20,440	40,881	20,440	195,000
	4/24/2012	—	—	—	—	—
Jason Kulsky	4/1/2012	4,997	9,993	19,986	9,993	95,333
	4/24/2012	—	—	—	—	—
Darin T. Olson(4)	4/1/2012	5,996	11,992	23,983	11,992	114,400
	4/24/2012	—	—	—	—	—

(1)
We have determined that the performance-based vesting restrictions applicable to the first tranche of the phantom unit awards disclosed above were satisfied for the 2013 year at maximum levels, thus the numbers here reflect the potential values associated with each of the three potential levels of performance-based phantom units. Any performance-based phantom units that become vested will be settled in cash payments rather than actual common units.

(2)
The phantom units disclosed here are time-based phantom units granted pursuant to the PUPP, and such vested phantom units will be settled in cash payments rather than actual common units.

(3)
The values reflected here show the grant date fair value of phantom unit awards in accordance with ASC Topic 718, rather than the amounts that may actually be paid to each named executive officer upon the settlement of an award. Assumptions used to determine these amounts are disclosed within the footnotes to the Summary Compensation Table.

(4)
Mr. Olson forfeited each of the awards reflected in this table at the time of his termination of employment.

Narrative Description to Summary Compensation Table and Grants of Plan-Based Awards

        The PUPP awards provided to each named executive officer may receive accelerated vesting or be forfeited upon the occurrence of certain events. Specific details regarding the potential acceleration of vesting or the settlement of the phantom unit awards upon certain terminations of employment or a change in control are contained in the "Potential Payments Upon Termination or Change in Control" below.

        The PUPP awards also have special settlement features. The value of the settlement of the phantom award will depend upon the average closing price of our common units during the thirty day period prior to the vesting event. The settlement date for the awards will also occur on a date following the applicable vesting date that is chosen by the PUPP administrator in its discretion.

  Outstanding Equity Awards as of Fiscal Year-End March 31, 2013

        The table below reflects the outstanding phantom unit awards that each of our named executive officers held as of March 31, 2013.

Unit Awards

Name	Number of Time-based Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Performance- based Units That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(4)
Simon Dupéré	195,571	2,518,958	141,160	1,818,141
Rick J. Staples	89,765	1,156,167	66,038	850,566
Vance E. Powers	41,018	528,312	36,478	469,836
Jason A. Dubchak	39,131	504,010	32,704	421,233
Jason S. Kulsky	28,040	361,155	15,989	205,936

(1)
The outstanding phantom units will be settled, if at all, in cash payments rather than actual common units. Assuming that all service conditions are met for the awards, each of the phantom units reported in this column will vest in accordance with the following schedules:

(a)
The remaining phantom units granted on April 1, 2012 will vest in equal installments on each of March 31, 2014 and 2015. Messrs. Dupéré, Staples, Powers, Dubchak, and Kulsky held 70,580; 33,019; 18,239; 16,352; and 7,994 of these units. Each of the time-based phantom unit awards granted to Messrs. Dupéré, Staples and Powers in 2013 cliff vest on April 24, 2015.

(b)
The phantom units granted on April 1, 2011 will cliff vest on March 31, 2014.

(2)
The values reported in this column are calculated by multiplying the market value of our common units on March 31, 2013 ($12.88, which was the closing price of a share of common stock on March 30, 2013, the last applicable trading day before the end of the fiscal year), and multiplying that price by the number of common units that would be earned if service conditions were met for those awards. The award agreements require that we settle the awards by using the 30 day average of the closing price of our common units, however, which would have been $12.24 as of March 31, 2013. The values above may increase or decrease based upon the value of our common units and the settlement requirements set forth in the award agreements.

(3)
The performance-based phantom units reported in this column will be settled, if at all, in cash payments rather than actual common units. Assuming that all service and performance conditions are met for the remaining outstanding awards, each of the phantom units reported in this column will vest in two equal installments on each of March 31, 2014 and 2015. Based upon our performance during the 2013 fiscal year, the number of phantom units reflected in this column also represent the maximum number of phantom units that could become vested rather than the threshold or target numbers.

(4)
The values reported in this column are calculated by multiplying the market value of our common units on March 31, 2013 ($12.88, which was the closing price of a share of common stock on March 30, 2013, the last applicable trading day before the end of the fiscal year), and multiplying that price by the number of common units that would be earned if the threshold (rather than target) performance targets were met for those awards. The award agreements require that we settle the awards by using the 30 day average of the closing price of our common units, however, which would have been $12.24 as of March 31, 2013. The values above may increase or decrease based upon the value of our common units and the settlement requirements set forth in the award agreements.

  Option Exercises and Units Vested

        The named executive officers did not hold any options that were exercised during the year ended March 31, 2013. The table below reflects the number of time-based phantom units that became vested during the fiscal year 2013, and the maximum value of the first installment of the performance-based phantom units that were earned in the 2013 fiscal year. The value realized by each named executive officer was calculated using $12.88, the closing price of our common units on March 31, 2013, the date of vesting.

Name	Number of Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Simon Dupéré	52,935	681,803
Rick J. Staples	24,764	318,962
Vance E. Powers	13,679	176,189
Jason A. Dubchak	8,085	104,138
Jason S. Kulsky	5,996	77,226

(1)
The outstanding phantom units will be settled, if at all, in cash payments rather than actual common units. While the awards reported in this column vested in the 2013 fiscal year, settlement of the awards will occur at a later date.

(2)
The award agreements require that we settle the awards by using the 30 day average of the closing price of our common units, however, which would have been $12.24 as of March 31, 2013. Based on the value of $12.24 per unit, Messrs. Dupéré, Staples, Powers, Dubchak, and Kulsky will receive $647,925; $303,113; $167,434; $98,964; and $73,389.

  Pension Benefits

        We do not maintain or sponsor a pension plan for our named executive officers.

  Nonqualified Deferred Compensation

        We do not maintain or sponsor a nonqualified deferred compensation plan for our named executive officers.

  Potential Payments Upon Termination or Change in Control

        PUPP.    The phantom units that we granted to each of our named executive officers during the 2013 fiscal year contain certain termination and change in control benefits. The PUPP participants must generally be providing services to us or one of our affiliates on the vesting date in order for their award to become vested, but in the event of a PUPP participant's death, disability, retirement, or termination of employment without cause (each term as defined below) an unvested phantom unit (whether time or performance-based) will vest on a pro rata basis by taking into account the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award. With respect to the pro-rata vesting of performance-based phantom units, a "target" level of performance (i.e., 100% payout) will be applied to the number of performance-based awards that vest on a pro-rata basis.

        If we incur a change in control and the participant also is terminated by us (or the successor entity) other than for cause or the participant resigns as a result of a constructive dismissal, then all unvested phantom units will vest, with any performance-based vesting provisions being accelerated at the "target" performance level.

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

        The table below shows the value of the acceleration of the phantom units that each officer would have received upon a termination of employment that occurred on March 31, 2013. For purposes of the table below we have assumed that our common units were valued at $12.88 (the closing price of a common unit on March 30, 2013, the last applicable trading day before the end of the fiscal year). The actual amount that any named executive officer could receive with respect to his phantom units, however, could only be determined upon an actual termination of employment.

Name	Termination of Employment Due to Death, Disability, Retirement, or our Termination of the Executive without Cause ($)(1)	Termination of Employment without Cause, or due to a Constructive Dismissal, in Connection with a Change in Control ($)(2)
Simon Dupéré	1,681,168	4,570,892
Rick J. Staples	775,575	1,937,023
Vance E. Powers	425,197	996,229
Jason A. Dubchak	341,857	732,178
Jason Kulsky	252,211	498,445

(1)
The amounts reflected in this column were calculated by using the results of the following items: (a) a pro-rata portion of each grant of time-based phantom units calculated based upon the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award (for Mr. Dupéré, 266,658; Mr. Staples, 109,116; Mr. Powers, 54,548; Mr. Dubchak, 36,406; and Mr. Kulsky, 26,707) multiplied by $12.88; (b) a pro-rata portion of the target number of outstanding performance-based phantom unit awards subject to performance conditions multiplied by $12.88 (for Mr. Dupéré, 88,225; Mr. Staples, 41,274; Mr. Powers, 22,799; Mr. Dubchak, 20,440; and Mr. Kulsky, 11,992, each multiplied by 33%).

(2)
The amounts reflected in this column were calculated by using the results of the following two items: (a) the number of time-based phantom units reported for each named executive officer above in the "Outstanding Equity Awards as of Fiscal Year-End March 31, 2013" multiplied by $12.88; and (b) the target number of performance-based phantom unit awards subject to outstanding performance conditions multiplied by $12.88.

        Mr. Dupéré's Employment Agreement.    Upon his appointment on April 24, 2012, we entered into an employment agreement appointing Mr. Dupéré as President and Chief Executive Officer. The agreement contains certain potential severance and change in control benefits. The Phantom Grant described above will be subject to a three year vesting schedule that will generally lapse on April 24, 2015. If his termination occurs prior to that date due to an Involuntary Termination, he will receive pro-rata accelerated vesting for the Phantom Grant. Other terminations of employment will result in a forfeiture of the award. An "Involuntary Termination" means a termination by us without "cause" or by Mr. Dupéré for "good reason." "Cause" is generally defined in the employment agreement as any action that would entitle us to terminate him without notice or payment in lieu of notice under the common law, including, without limitation, (1) fraud, misappropriation of our property, embezzlement, malfeasance, misfeasance or nonfeasance that is willful or grossly negligent; (2) Mr. Dupéré's willful allowance of a conflict of interest between himself and his duties to us; or (3) Mr. Dupéré's breach of any material covenants or obligations under his employment agreement. A "good reason" event means any of the following without Mr. Dupéré's consent: (a) our requirements that Mr. Dupéré perform duties inconsistent with his position; (b) a material reduction of Mr. Dupéré's annual base salary; (c) our relocation of Mr. Dupéré's primary work location by over 50 miles; (d) our failure to permit Mr. Dupéré to participate in incentive compensation plans or employment benefit programs that are similar to those described within his employment agreement.

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

        In addition to the amounts noted above with respect to his equity awards, if Mr. Dupéré had incurred a separation from service on March 31, 2013, he could have received the following estimated payments:

	Salary($)	Bonus($)	Total ($)
Involuntary Termination	1,008,889	N/A	1,008,889
Involuntary Termination in connection with Change in Control	1,008,889	583,642	1,592,531

        Payments in Lieu of Notice for Mr. Olson.    Mr. Olson received a payment of $389,571 in lieu of notice but forfeited all phantom units upon his departure from the company on November 1, 2012.

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

Director Compensation

        Officers, employees or paid consultants and advisors of our manager or its affiliates who also serve as our directors will not receive additional compensation for their service as our directors. Directors who are not officers, employees or paid consultants and advisors of our manager or its affiliates ("Eligible Directors") receive an annual cash retainer of $50,000 and common units with a market value equal to $50,000 at the time of the award. The board chairperson (who was Deborah M. Fretz during the 2013 fiscal year) receives an additional fee of $62,500 and common units with a market value equal to $62,500 at the time of the award. In addition, Eligible Directors receive $1,500 for each board and committee meeting that they attend, other than with respect to the conflicts committee meeting fees, which are $3,000 per meeting. The Chairperson of the audit committee receives an additional annual fee of $15,000. Directors serving as the Chairperson of our other committees will receive an additional annual fee of $10,000. Directors also receive reimbursement for out-of-pocket expenses associated with attending meetings of the board or committees and director and officer liability insurance coverage. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

        Mr. Dupéré joined our board in connection with his appointment as our Chief Executive Officer. Other board members that served on our board during the 2013 fiscal year (E. Bartow Jones, George A. O'Brien, William H. Shea, and Andrew W. Ward) were not paid any compensation by us for their services to our board, as they are appointed and compensated by Riverstone.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	Total ($)
Deborah M. Fretz	175,000	112,965	10,017	287,965
James G. Jackson	104,000	50,204	—	154,204
Stephen C. Muther	119,000	50,204	286	169,204
David F. Pope	62,000	50,204	—	112,204

(1)
The directors had the option of participating in the Deferred Plan (described below) for the 2013 fiscal year, thus certain portions of the cash fees reported within this column were not actually received by the directors due to the deferral of that amount into the Deferred Plan. Cash payments actually paid to each director were as follows: Ms. Fretz, $0; Mr. Jackson, $60,000; Mr. Muther, $0; and Mr. Pope, $62,000.

(2)
Represents the aggregate number of common unit awards granted to the named director during the prior fiscal year, calculated in accordance with the grant date fair value under ASC Topic 718. Additional details regarding our unit awards are included in Note 13 of the Notes to our Consolidated Financial Statements. As of March 31, 2013, none of the directors held outstanding equity awards.

(3)
Represents the above market interest that Ms. Fretz and Mr. Muther received with respect to their respective accounts within the Niska Gas Storage Partners LLC Director Deferred Compensation Plan.

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

        The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them as of March 31, 2013, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
Niska Sponsor Holdings Cooperatief U.A.(1)	16,992,245		48.29%	—	—	48.29%
Simon Dupéré	89,850		*	—	—	*
Vance E. Powers	2,000		*	—	—	*
Rick J. Staples	—		—	—	—	—
Jason A. Dubchak	—		—	—	—	—
Jason S. Kulsky	10,000		*	—	—	*
Darin T. Olson		(2)	*	—	—	*
Deborah M. Fretz	21,175		*	—	—	*
James G. Jackson	7,650		*	—	—	*
E. Bartow Jones	—		—	—	—	—
Stephen C. Muther	13,735		*	—	—	*
George A. O'Brien	—		—	—	—	—
David F. Pope	4,118		*	—	—	*
William H. Shea, Jr.	—		—	—	—	—
Andrew W. Ward	—		—	—	—	—
All directors and executive officers as a group (thirteen persons)	148,528		*	—	—	*

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

(2)
Darin Olson, former Vice President of Finance, departed the Company on November 1, 2012.

Equity Compensation Plan Information

        The following table sets forth certain information with respect to our equity compensation plans as of March 31, 2013.

Plan Category	Number of Units to be Issued upon Exercise/Vesting of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Units Remaining Available for Future Issuance under Equity Compensation Plans (c)
Equity compensation plans approved by unitholders:
2010 Long-Term Incentive Plan	0	(1)	N/A	2,045,693	(1)
Equity compensation plans not approved by unitholders:
N/A	—		—	—

(1)
We have not granted any options, warrants or rights pursuant to the 2010 Long-Term Incentive Plan.

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

        Holdco owns 16,304,745 common units, representing approximately 48.29% of our units and the incentive distribution rights. In addition, our manager owns a 1.98% managing member interest in us.

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

Item 14.    Principal Accounting Fees and Services.

        The following table presents fees for professional services rendered by KPMG LLP for 2013 and 2012:

	Year Ended March 31,
	2013	2012
Audit Fees	$1,045,255	$1,306,965
Audit -Related fees	—	75,000

Total	$1,045,255	$1,381,965

        Our audit committee has adopted an audit committee charter, which is available on our website at www.niskapartners.com, which requires the audit committee to pre-approve all audit and non-audit services to be provided by our independent registered public accounting firm. The audit committee does not delegate its pre-approval responsibilities to management or to an individual member of the audit committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a) (1)  Financial Statements

        See "Index to the Consolidated Financial Statements" set forth on Page F-1.

       (2)   Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)   Exhibits

EXHIBIT LIST

Exhibit Number			Description
3.1		—	Certificate of formation of Niska Gas Storage Partners LLC (incorporated by reference to exhibit 3.1 to Amendment No. 2 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on April 15, 2010)

3.2		—	Second Amended and Restated Operating Agreement of Niska Gas Storage Partners LLC, dated as of April 2, 2013 (incorporated by reference to exhibit 3.2 to the Company's Current Report on Form 8-K, filed on April 3, 2013)

4.1		—	Indenture dated as of March 5, 2010 among Niska Gas Storage US, LLC, Niska Gas Storage US Finance Corp., Niska Gas Storage Canada ULC and Niska Gas Storage Canada Finance Corp., as issuers, each of the Guarantors party thereto, and The Bank of New York Mellon, as Trustee (incorporated by reference to exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

4.2		—	Registration Rights Agreement between Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöperatief U.A. dated May 17, 2010 (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 19, 2010)

4.3		—	Amendment No. 1 to Registration Rights Agreement made as of August 24, 2011, by and between Niska Gas Storage Partners LLC, a Delaware limited liability company and Niska Sponsor Holdings Coöperatief U.A. (incorporated by reference to exhibit 4.1 of the Company's Quarterly Report on Form 10-Q, filed on November 7, 2011)

10.1	†	—	Niska Gas Storage Partners LLC 2010 Long-Term Incentive Plan effective as of May 16, 2010 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 19, 2010)

10.2		—	Credit Agreement dated as of March 5, 2010 among Niska Gas Storage US, LLC, as US Borrower, and AECO Gas Storage Partnership, as Canadian Borrower, Niska GS Holdings I, L.P., Niska GS Holdings II, L.P., Royal Bank of Canada, as Administrative Agent and Collateral Agent and the other lenders party thereto (incorporated by reference to exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.3	†	—	Executive Employment Agreement of Simon Dupéré dated April 24, 2012 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on April 30, 2012)

10.4		—	Services Agreement dated March 5, 2010 among AECO Gas Storage Partnership, Niska GS Holdings US, L.P. and Niska Holdings L.P. (incorporated by reference to exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.5		—	Common Unit Purchase Agreement made as of August 24, 2011 by and between Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöperatief U.A. (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed on November 7, 2011)

Exhibit Number			Description
10.6			Amended and Restated Credit Agreement dated June 29, 2012 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on July 5, 2012)

10.7		—	Sponsor Equity Restructuring Agreement, by and among Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöpertief U.A., dated as of April 2, 2013 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on April 3, 2013)

12.1	*	—	Statement regarding computation of ratios

21.1	*	—	List of Subsidiaries of Niska Gas Storage Partners LLC

23.1	*	—	Consent of KPMG (Houston)

31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	—	XBRL Instance Document.

101.SCH	*	—	XBRL Taxonomy Extension Schema Document.

101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document.

*
Filed herewith.

**
Furnished herewith.

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

Date: June 7, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SIMON DUPÉRÉ Simon Dupéré	President and Chief Executive Officer and Director (Principal Executive Officer)	June 7, 2013
/s/ VANCE E. POWERS Vance E. Powers	Chief Financial Officer (Principal Financial and Accounting Officer)	June 7, 2013
/s/ DEBORAH M. FRETZ Deborah M. Fretz	Director	June 7, 2013
/s/ JAMES G. JACKSON James G. Jackson	Director	June 7, 2013
/s/ E. BARTOW JONES E. Bartow Jones	Director	June 7, 2013
/s/ STEPHEN C. MUTHER Stephen C. Muther	Director	June 7, 2013
/s/ GEORGE A. O'BRIEN George A. O'Brien	Director	June 7, 2013

Signature	Title	Date

/s/ DAVID F. POPE David F. Pope	Director	June 7, 2013
/s/ WILLIAM H. SHEA, JR. William H. Shea, Jr.	Director	June 7, 2013
/s/ ANDREW W. WARD Andrew W. Ward	Director	June 7, 2013

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

        Management evaluated Niska Partners' internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of March 31, 2013, Niska Partners' internal control over financial reporting was effective.

        Niska Partners' independent registered public accounting firm, KPMG LLP, has audited the internal control over financial reporting. Their opinion on the effectiveness of Niska Partners' internal control over financial reporting appears herein.

Date: June 7, 2013

/s/ SIMON DUPÉRÉ Simon Dupéré President and Chief Executive Officer and Director	/s/ VANCE E. POWERS Vance E. Powers Chief Financial Officer

 Report of Independent Registered Public Accounting Firm

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited Niska Gas Storage Partners LLC's (the Company) internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Niska Gas Storage Partners LLC maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Niska Gas Storage Partners LLC as of March 31, 2013 and 2012, and the related consolidated statements of earnings (loss) and comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the three-year period ended March 31, 2013, and our report dated June 7, 2013 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas
June 7, 2013

 Report of Independent Registered Public Accounting Firm

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited the accompanying consolidated balance sheets of Niska Gas Storage Partners LLC (the Company) as of March 31, 2013 and 2012, and the related consolidated statements of earnings (loss) and comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the three-year period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niska Gas Storage Partners LLC as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 7, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

        As discussed in Note 2 to the consolidated financial statements, the statements of earnings and comprehensive income, members' equity and cash flows prior to May 17, 2010 have been prepared on a combined basis of accounting.

(signed) KPMG LLP

Houston, Texas
June 7, 2013

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

	Year ended March 31,
	2013	2012	2011
REVENUES
Fee-based revenue (Note 15)	$163,325	$146,053	$160,538
Optimization, net (Note 16)	(22,630)	122,528	69,537

	140,695	268,581	230,075
EXPENSES (INCOME)
Operating	32,535	43,978	44,772
General and administrative	38,562	28,582	34,568
Depreciation and amortization (Notes 4 and 5)	50,409	46,132	46,891
Impairment of goodwill (Note 5)	—	250,000	—
Loss on impairment and sale of assets (Note 4)	14,927	5,342	—
Interest (Notes 6 and 17)	67,010	74,630	77,007
Loss on extinguishment of debt (Note 7)	599	4,861	—
Foreign exchange (gains) losses	(694)	682	(518)
Other income	(110)	(167)	(48)

EARNINGS (LOSS) BEFORE INCOME TAXES	(62,543)	(185,459)	27,403

Income tax (benefit) expense (Note 11)
Current	(1,414)	412	1,213
Deferred	(17,528)	(20,099)	(31,267)

	(18,942)	(19,687)	(30,054)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	(43,601)	(165,772)	57,457
Less:
Net earnings prior to initial public offering on May 17, 2010	—	—	36,234

Net earnings (loss) subsequent to initial public offering on May 17, 2010	$(43,601)	$(165,772)	$21,223

Net earnings (loss) subsequent to initial public offering allocated to:
Managing Member	$(863)	$(3,283)	$901

Common unitholders	$(21,584)	$(82,063)	$10,161

Subordinated unitholder	$(21,154)	$(80,426)	$10,161

Earnings (loss) per unit, attributable to the period subsequent to the initial public offering, allocated to common unitholders—basic and diluted	$(0.63)	$(2.39)	$0.31

Earnings (loss) per unit, attributable to the period subsequent to the initial public offering, allocated to subordinated unitholders—basic and diluted	$(0.63)	$(2.39)	$0.31

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

	As at March 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$10,610	$13,342
Margin deposits	18,474	—
Trade receivables	2,702	2,468
Accrued receivables	106,726	49,046
Natural gas inventory	83,416	230,739
Prepaid expenses and other current assets	4,688	3,162
Short-term risk management assets (Notes 12 and 13)	21,159	140,670

	247,775	439,427
Long-term Assets
Property, plant and equipment, net of accumulated depreciation (Note 4)	918,061	968,128
Goodwill (Note 5)	245,604	245,604
Long-term natural gas inventory	15,264	15,264
Intangible assets, net of accumulated amortization (Note 5)	73,998	85,309
Deferred charges, net of accumulated amortization (Note 6)	14,420	15,182
Other Assets	2,677	1,624
Long-term risk management assets (Notes 12 and 13)	6,593	32,820

	1,276,617	1,363,931

	$1,524,392	$1,803,358

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Revolving credit facility (Note 7)	$65,000	$150,000
Margin deposits	—	20,707
Current portion of obligations under capital lease (Note 8)	1,259	1,295
Trade payables	1,048	1,527
Current portion of deferred taxes (Note 11)	14,303	22,821
Deferred revenue	568	11,235
Accrued liabilities (Note 9)	39,840	37,293
Short-term risk management liabilities (Notes 12 and 13)	20,005	58,870

	142,023	303,748
Long-term Liabilities
Long-term risk management liabilities (Notes 12 and 13)	4,574	21,596
Asset retirement obligations (Note 10)	2,007	1,554
Other long-term liabilities	1,461	234
Deferred income taxes (Note 11)	120,935	129,952
Obligations under capital lease (Note 8)	12,225	12,094
Long-term debt (Note 7)	643,790	643,790

	927,015	1,112,968
MEMBERS' EQUITY
Common units	321,642	391,585
Subordinated units	265,877	287,105
Managing Member's interest	9,858	11,700

	597,377	690,390
Commitments and contingencies (Notes 7, 14 and 19)
Subsequent events (Note 24)

	$1,524,392	$1,803,358

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	Year ended March 31,
	2013	2012	2011
Operating Activities
Net earnings (loss)	$(43,601)	$(165,772)	$57,457
Adjustments to reconcile net earnings to net cash provided by operating activities:
Unrealized foreign exchange (gains) losses	(252)	391	770
Deferred income tax benefit (Note 11)	(17,528)	(20,648)	(31,267)
Unrealized risk management losses (gains) (Notes 12 and 13)	89,851	(83,193)	44,787
Depreciation and amortization (Notes 4 and 5)	50,409	46,132	46,891
Deferred charges amortization (Note 6)	3,411	3,942	4,124
Loss on extinguishment of debt (Note 7)	599	4,861	—
Loss on impairment and sale of assets (Note 4)	14,927	5,342	—
Impairment of goodwill (Note 5)	—	250,000	—
Write-down of inventory	22,281	23,400	—
Changes in non-cash working capital (Note 20)	42,033	(56,420)	(69,377)

Net cash provided by operating activities	162,130	8,035	53,385

Investing Activities
Property, plant and equipment expenditures	(30,015)	(52,820)	(20,375)
Proceeds on disposal of assets	2,210	—	—

Net cash used in investing activities	(27,805)	(52,820)	(20,375)

Financing Activities
Proceeds on revolver drawings	348,448	701,800	567,000
Revolver repayments	(433,448)	(551,800)	(567,000)
Debt repayments	—	(158,012)	—
Payment of deferred financing costs	(3,248)	—	(2,086)
Net proceeds from issuance of common units	—	11,000	333,459
Proceeds from obligations under capital lease	947	13,245	—
Repayments of obligations under capital lease	(717)	—	—
Distributions to partners (Notes 14 and 24)	(48,811)	(74,568)	(378,003)
Acquisition of interest in parent company	—	(2,176)	—
Acquisition of assets from parent company	—	428	—

Net cash used in by financing activities	(136,829)	(60,083)	(46,630)

Effect of translation on foreign currency cash and cash equivalents	(228)	468	(197)
Net decrease in cash and cash equivalents	(2,732)	(104,400)	(13,817)
Cash and cash equivalents, beginning of the year	13,342	117,742	131,559

Cash and cash equivalents, end of the year	$10,610	$13,342	$117,742

Supplemental cash flow disclosures (Note 21)

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members' Equity

(in thousands of U.S. dollars)

	Niska Gas Storage Partners LLC			Niska Predecessor
	Common Units	Subordinated Units	Managing Member's Interest	Partners' Capital	Retained Earnings	Total
Balance, April 1, 2010	$—	$—	$—	$849,991	$79,795	$929,786
Net earnings, April 1, 2010 - May 16, 2010	—	—	—	—	36,234	36,234
Cash distributions to Partners	—	—	—	(153,614)	(159,726)	(313,340)
Non-cash distribution of Starks Gas Storage LLC and Coastal Bend Gas Storage LLC	—	—	—	(15,604)	(10,122)	(25,726)
Exchange of Partners' capital for common and subordinated units, incentive distribution rights, and Managing Member's interest	198,340	411,807	16,807	(680,773)	53,819	—
Net proceeds from initial public offering	333,459	—	—	—	—	333,459
Net earnings, May 17, 2010 to March 31, 2011	10,161	10,161	901	—	—	21,223
Distributions to Unitholders	(31,685)	(31,685)	(1,293)	—	—	(64,663)

Balance, March 31, 2011	510,275	390,283	16,415	—	—	916,973

Net loss	(82,063)	(80,426)	(3,283)	—	—	(165,772)
Distributions to Unitholders	(48,981)	(24,101)	(1,486)	—	—	(74,568)
Acquisition of interest in parent company	(1,066)	(1,066)	(44)	—	—	(2,176)
Acquisition of assets from parent company	212	208	8	—	—	428
Issuance of common units	11,000	—	—	—	—	11,000
Tax benefit of offering costs	2,208	2,207	90	—	—	4,505

Balance, March 31, 2012	391,585	287,105	11,700	—	—	690,390

Net loss	(21,584)	(21,154)	(863)	—	—	(43,601)
Distributions to Unitholders	(48,359)	(74)	(979)	—	—	(49,412)

Balance, March 31, 2013	$321,642	$265,877	$9,858	$—	$—	$597,377

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements

(Thousands of U.S. dollars)

1. Description of Business

        Niska Gas Storage Partners LLC ("Niska Partners" or the "Company") is a publicly-traded Delaware limited liability company (NYSE:NKA) which independently owns and/or operates natural gas storage assets in North America. The Company operates the Countess and Suffield gas storage facilities (collectively, the AECO Hub™) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Each of these facilities markets natural gas storage services in addition to optimizing storage capacity with its own proprietary gas purchases.

        At March 31, 2013, Niska Partners had 34,492,245 common units outstanding and 33,804,745 subordinated units outstanding. Of these amounts, 16,992,245 common units and all of the subordinated units were owned by its parent company, Niska Sponsor Holdings Coöperatief U.A. ("Sponsor Holdings" or "Holdco"), along with a 1.98% Managing Member's interest in the Company and all of the Incentive Distribution Rights ("IDRs"). Including all of the common and subordinated units owned by Sponsor Holdings, along with the 1.98% Managing Member's interest, Sponsor Holdings had a 74.88% ownership interest in the Company, excluding the IDRs. The remaining 17,500,000 common units, representing a 25.12% ownership interest excluding the IDRs, were owned by the public.

        On April 2, 2013, the Company completed an equity restructuring which permanently eliminates Niska Partners' subordinated units and previous incentive distribution rights in return for the new IDRs. See Note 24—Subsequent Events for details.

2. Significant Accounting Policies

Basis of presentation

        These consolidated financial statements have been prepared to reflect the consolidated financial position, results of operations and cash flows of Niska Partners and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The results from the pre-IPO period of April 1, 2010 to May 16, 2010 have been prepared to reflect the combined financial position, results of operations, and cash flows of the predecessor Partnerships and their subsidiaries and have been prepared in accordance with GAAP.

        These financial statements include the accounts of Niska Partners and its wholly-owned subsidiaries, including AECO Gas Storage Partnership, Wild Goose Storage LLC, Niska Gas Storage, LLC, Salt Plains Storage, LLC, Access Gas Services Inc., Access Gas Services (Ontario) Inc., EnerStream Agency Services Inc., and Niska Partners Management ULC. All material inter-company transactions have been eliminated.

        As the closing of the Company's IPO occurred on May 17, 2010, the earnings for the year ended March 31, 2011 have been determined pro-rata to reflect earnings on a pre- and post-IPO basis. As part of the process of allocating revenues and expenses to both periods, the Company assessed the fair value of its risk management assets and liabilities as of the closing date, resulting in an unrealized gain for the pre-IPO period and an unrealized loss for the post-IPO period. The net unrealized loss for the period from May 17, 2010 to March 31, 2011 is reflected in the per-unit information presented in the consolidated statement of earnings and comprehensive income. Earnings per unit allocated to common and subordinated unitholders in fiscal year 2011 are attributable to the period subsequent to the

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

Company's IPO although the statement of earnings and comprehensive income is for the fiscal year ended March 31, 2011.

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

        Fee-based revenue consists of long term contracts for storage fees that are generated when we lease storage capacity on a monthly basis and short term fees associated with park and loan activities. Long-term contract revenue consists of monthly storage fees and fuel and commodity charges for injections and withdrawals. Long-term contract revenue is accrued on a monthly basis in accordance with the terms of the customer contracts. Customer charges for injections and withdrawals are recorded in the month of injection or withdrawal. Short-term contract revenue consists of fees for injections and withdrawals, which include fuel and commodity charges. One half of the fees are earned at the time of

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

injection by the customer and one half of the fees are earned at the time of withdrawal by the customer.

        Energy trading contracts resulting in the delivery of a commodity where Niska Partners is the principal in the transaction are recorded as optimization revenues at the time of physical delivery. Realized and unrealized gains and losses on financial energy trading contracts are included in optimization revenue (see Note 12—Risk Management Activities and Financial Instruments).

        Optimization revenue, net includes realized gains and losses and the net change in unrealized gains and losses on financial and physical energy trading contracts. Optimization revenue results from the purchase of inventory and its forward sale to future periods through financial and physical trading contracts. These derivative contracts are economic hedges that have been entered into to manage commodity price and currency risk associated with buying and selling natural gas across future time periods (see Note 12). The Company does not designate these instruments as hedges and therefore records the unrealized gains and losses on the changes in their fair value through net earnings. Contracts resulting in the delivery of a commodity where Niska Partners is the principal in the transaction are recorded as optimization revenues at the time of physical delivery.

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

Natural gas inventory

        The Company's inventory is natural gas injected into storage which is held for resale. Inventory is valued at the lower of weighted average cost or market. Costs to store the gas are recognized as operating expenses in the period the costs are incurred. For the year ended March 31, 2013, the Company recorded a write-down of $22.3 million (March 31, 2012—$23.4 million; March 31, 2011—$ nil), which is included in revenues in Optimization, net.

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

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

Property, plant and equipment

        Property, plant and equipment are recorded at cost when purchased. Depreciation is computed using the declining balance method for each category of asset using the following rates:

Pipelines and measurement	5%
Wells	5%
Facilities	Between 5% and 22%
Computer hardware and software	30%
Office furniture and fixtures	20%
Other	10%

        Property, plant and equipment under capital leases are depreciated using the declining balance method over the lesser of the useful lives of the assets or the lease term.

        Certain volumes of natural gas defined as cushion gas are required for maintaining a minimum field pressure. Cushion gas is considered a component of the facility and as such is not amortized because it is expected to ultimately be recovered and sold. Cushion gas is monitored to ensure that it provides effective pressure support for the facility. In the event that gas moves to another area of the reservoir where it does not provide effective pressure support, a loss is recorded, within depreciation expense, equal to the estimated volumes that have migrated (see Note 4). Proceeds from sale of cushion gas are classified as operating activities in the Consolidated Statements of Cash Flows since the predominant source of cash flows for natural gas purchases and sales are operating in nature.

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

Netting of certain balance sheet accounts

        Certain risk management assets and liabilities and certain accrued gas sales and purchases are presented on a net basis in the balance sheet when all of the following exist: (i) Niska Partners and the

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

2. Significant Accounting Policies (Continued)

other party owe the other determinable amounts; (ii) the Company has the right to set off the amount owed with the amount owed by the other party; (iii) Niska Partners intends to set off; and (iv) the right of setoff is enforceable at law.

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

Foreign currency translation

        The functional and reporting currency of the Company is the U.S. dollar. Non-U.S. dollar denominated monetary items are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Non-U.S. dollar denominated non-monetary items are translated to U.S. dollars at the exchange rate in effect when the transaction occurred. Revenues and expenses denominated in foreign currencies are translated at the actual exchange rate or average exchange rate in effect during the period. Foreign exchange gains or losses on translation are included in income.

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

        The Canadian subsidiaries remain subject to examination by Canadian federal and provincial tax jurisdictions for all years filed after 2006. The Company's unit holders, relative to the Company, remain subject to examination by US federal and state tax jurisdictions for years from 2009 and beyond.

Long term equity-based incentives

        Niska Partners' compensation committee approves awards of phantom units with distribution equivalent rights to certain key employees. These awards include both time-based and performance-based components.

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

3. Recent Accounting Pronouncements

        In July 2012, the FASB issued guidance intended to simplify the impairment test for indefinite-lived intangible assets other than goodwill by giving entities the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment testing. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets, or may bypass the qualitative assessment and proceed directly to the quantitative impairment test. This guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted in certain circumstances. The Company will adopt this guidance on April 1, 2013 and does not expect its adoption to materially impact its financial position, results of operations or cash flows.

        In December 2011, the FASB issued ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." This accounting standard update will require disclosure of

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

3. Recent Accounting Pronouncements (Continued)

information to help reconcile differences in the offsetting requirements for assets and liabilities under US GAAP and International Financial Reporting Standards. Under this new guidance, entities are required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. Entities will need to provide the following enhanced disclosures for both assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement.

        In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities." This ASU amends and clarifies the scope of the balance sheet offsetting disclosures prescribed in ASU No. 2011-11 (described above). Specifically, accounting standard update limits the scope of ASU No. 2011-11's required disclosures to the following financial instruments, to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement: (i) recognized derivative contracts accounted for under ASC 815, "Derivatives and Hedging;" (ii) repurchase agreements and reverse repurchase agreements; and (iii) securities borrowing and securities lending transactions. These updates are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will adopt ASU No. 2011-11 and ASU No. 2013-01 on April 1, 2013 and adoption of these updates is expected to result in an increase in disclosure regarding financial instruments which are subject to offsetting.

        In September 2011, the FASB issued guidance that updates the requirements for testing for goodwill impairment. This update, which was effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, permits entities testing for goodwill impairment the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If it is determined that the fair value of the reporting unit is more likely than not less than the carrying amount on the basis of qualitative factors, the two step impairment test is required. The update does not change how goodwill is calculated or assigned to reporting units. The Company adopted this guidance on April 1, 2012; however, Niska Partners did not elect to apply the qualitative assessment during the fiscal 2013 goodwill impairment test. The adoption did not have a material impact on the Company's financial position, results of operations or cash flows.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

4. Property, Plant and Equipment

        Property, plant and equipment are comprised of the following:

	As at March 31, 2013
	Cost	Accumulated Amortization	Net Book Value
Cushion gas	$406,141	$—	$406,141
Pipelines and measurement	296,661	(81,950)	214,711
Wells	126,519	(36,179)	90,340
Facilities	267,508	(64,238)	203,270
Computer hardware and software	4,095	(2,653)	1,442
Construction in progress, including projects under development	928	—	928
Office furniture, equipment and other	2,473	(1,244)	1,229

	$1,104,325	$(186,264)	$918,061

	As at March 31, 2012
	Cost	Accumulated Amortization	Net Book Value
Cushion gas	$433,578	$—	$433,578
Pipelines and measurement	298,760	(70,655)	228,105
Wells	125,420	(31,450)	93,970
Facilities	179,518	(51,670)	127,848
Computer hardware and software	3,728	(2,134)	1,594
Construction in progress, including projects under development	81,694	—	81,694
Office furniture, equipment and other	2,407	(1,068)	1,339

	$1,125,105	$(156,977)	$968,128

        Facilities as of March 31, 2013 include cost and accumulated depreciation of assets under capital lease of $14.2 million and $1.8 million, respectively. Construction in progress as of March 31, 2012 includes cost of assets under a capital lease of $13.4 million. These assets were brought into service during the year ended March 31, 2013.

        During the year ended March 31, 2013, a loss of $9.5 million was recorded in depreciation and amortization expense on the consolidated statements of earnings and comprehensive income for the estimated amount of cushion gas that had migrated (March 31, 2012—$6.7 million; March 31, 2011—$5.5 million). In addition, the Company sold cushion gas from one of its Canada facilities and from two of its U.S. facilities, which resulted in losses of $14.9 million and $2.8 million during the years ended March 31, 2013 and 2012, respectively.

        Certain steel pipe that was deemed no longer fit to transport natural gas was sold after March 31, 2012. These assets were valued as of March 31, 2012 using a combination of the present value of future cash flows method and the subsequently agreed selling price, resulting in an impairment charge of $2.5 million (March 31, 2013—$ nil; March 31, 2011—$ nil).

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

5. Goodwill and Other Intangible Assets

Goodwill

        Information regarding the Company's goodwill is included in the following table:

	Year ended March 31,
	2013	2012
Balance, beginning of the year	$245,604	$495,604
Less: goodwill impairment	—	(250,000)

Balance, end of the year	$245,604	$245,604

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

        The Company determined that no impairment was required for the year ended March 31, 2013 and an impairment charge of $250 million was required for the year ended March 31, 2012 (March 31, 2011—$ nil). The impairment charge was recorded following a period of continued narrow seasonal spreads, along with a significant reduction in natural gas price volatility.

        During the year ended March 31, 2012, the Company determined the fair value of the AECO HubTM and NGPL reporting units using a combination of the present value of future cash flows method and the comparable transactions method. The present value of future cash flows was estimated using (i) discrete financial forecasts, which rely on management's estimates of revenue, expenses and volumes, (ii) long-term natural gas volatility and seasonal spreads (iii) long-term average exchange rate between the United States Dollar and the Canadian Dollar and (iv) appropriate discount rates. The comparable transactions method analyzed other purchases of similar assets and considered (i) the

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

5. Goodwill and Other Intangible Assets (Continued)

anticipated cash flows of the Company determined above, (ii) recent transaction multiples based on anticipated cash flows and (iii) the similarity of comparable transactions to the Company's facilities. Specifically, the Company used experience and budgeted amounts to estimate cycling volumes and expenses, the future summer to winter spreads which reflects its longer term outlook, extrinsic values consistent with those achieved in the business to estimate future revenue, and a discount rate of 8.875%. These values used to estimate future revenues are lower than the seasonal storage spread and extrinsic values used in the Company's most recent annual test. The Company also used a comparable transaction multiple consistent with transactions for depleted reservoir storage facility acquisitions (the type of facilities comparable to the Company's AECO HubTM facility) completed between 2006 and 2012. Both the AECO HubTM facility and the NGPL leased capacity failed step one of the goodwill impairment test; therefore, the second step of impairment test was performed.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

5. Goodwill and Other Intangible Assets (Continued)

Other intangible assets

        Information regarding the Company's intangible assets is included in the following table:

	As at March 31,
	2013	2012
Customer contracts and relationships, beginning of the year	$163,073	$162,935
Additions	—	138
Less accumulated amortization	(107,345)	(96,034)

Customer contracts and relationships, end of the year	55,728	67,039
Pipeline rights of way	18,270	18,270

	$73,998	$85,309

        Customer contracts and relationships are amortized over the term of the respective contracts, being 1 to 17 years remaining at March 31, 2013. The following tables present actual amortization expense recognized during reported periods and an estimate of future amortization expense based upon the Company's intangible assets at March 31, 2013:

Amortization expense for the fiscal year ended:
March 31, 2013	$11,311
March 31, 2012	13,675
March 31, 2011	14,605

Future amortization expense estimated for the fiscal year ending:
March 31, 2014	$9,932
March 31, 2015	8,128
March 31, 2016	6,324
March 31, 2017	5,422
March 31, 2018 and thereafter	25,922

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

6. Deferred Charges

	As at March 31,
	2013	2012
Deferred charges—cost, beginning of the year	$23,566	$26,657
Addition	3,248	—
Less write-offs due to amendment and restatement of credit agreement	(1,437)	—
Less write-offs due to repayment of debt	—	(3,091)

Deferred charges—cost, end of the year	25,377	23,566
Less accumulated amortization	(10,957)	(8,384)

Net book value	$14,420	$15,182

Life in years	1 - 5	2 - 6

        The following tables present actual amortization expense recognized during each period reported and an estimate of future amortization expense based upon the Company's deferred charges at March 31, 2013:

Amortization expense by period:
March 31, 2013	$3,411
March 31, 2012	3,942
March 31, 2011	4,124

Future amortization expense estimated for the fiscal year ending:
March 31, 2014	$3,342
March 31, 2015	3,349
March 31, 2016	3,355
March 31, 2017	2,352
March 31, 2018 and thereafter	2,022

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

7. Debt

Debt obligations

        At March 31, 2013 and 2012 the Company's debt consisted of the following:

	As at March 31
	2013	2012
8.875% Senior Notes due 2018	$643,790	$643,790
Revolving Credit Facility	65,000	150,000

	708,790	793,790
Less: portion classified as current	(65,000)	(150,000)

	$643,790	$643,790

        Niska Partners' Senior Notes are senior unsecured obligations which are: (1) effectively junior to Niska Partners' secured obligations; (2) equal in right of payment with all existing and future senior unsecured indebtedness of the Company; and (3) senior in right of payment to any future subordinated indebtedness of Niska Partners. The Senior Notes are fully and unconditionally guaranteed by Niska Partners and its direct and indirect subsidiaries on a senior unsecured basis, and are: (1) effectively junior to each guarantor's secured obligations; (2) equal in right of payment with all existing and future senior unsecured indebtedness of each guarantor and (3) senior in right of payment to any future subordinated indebtedness of each guarantor.

        During the year ended March 31, 2012, Niska Partners paid $158.0 million, excluding accrued interest, to repurchase Senior Notes with a principal amount of $156.2 million. The Company recognized losses of $4.9 million on these repurchases, which were recorded as losses on extinguishment of debt. The losses on the repurchases were measured based on the carrying value of the repurchased portion of the Senior Notes, which included a portion of the unamortized debt issue costs on the dates of repurchase. The related accrued interest costs were recorded in interest expense. There were no repurchases of Senior Notes during the fiscal year ended March 31, 2013.

        Interest on the Senior Notes is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum. The Senior Notes will mature on March 15, 2018. As at March 31, 2013, the estimated fair value of the Senior Notes was $669.5 million.

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

        Under this limitation the indenture would have permitted the Company to distribute approximately $192.8 million as at March 31, 2013.

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

        At March 31, 2013, the fixed charge coverage ratio was 2.6 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 24.

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

Revolving credit facilities

        In March 2010, Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership entered into senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the "Credit Facilities" or the "$400.0 million Credit Agreement"). On June 29, 2012, Niska Partners, through the same subsidiaries, completed an amendment and restatement of the $400.0 million Credit Agreement. These Credit Facilities provide for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of the U.S. revolving credit facility and the Canadian revolving credit facility. Subject to certain conditions, each of the U.S. revolving credit facility and the Canadian revolving credit facility may be expanded up to $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at Niska Partners' option, in either U.S. or Canadian dollars.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

7. Debt (Continued)

The revolving credit facilities matures on June 29, 2016. During the year ended March 31, 2013, a loss related to the amendment and restatement amounted to $0.6 million representing a portion of the deferred financing costs associated with the original agreement were written off.

        Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at prevailing market rates, which (1) in the case of U.S. dollar loans can be either fixed rate plus an applicable margin or, at the Company's option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers' acceptance rate plus an applicable margin or, at the Company's option, a prime rate plus an applicable margin. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of March 31, 2013, the borrowing base collateral totaled $362.2 million.

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

        The $400 million Credit Agreement contains limitations on Niska Partners' ability to incur additional debt or to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are similar to those contained in the indenture governing the Senior Notes, but contain certain substantive differences. As a result of these differences, the limitations on restricted payments contained in the Credit Agreement should be less restrictive than the limitations contained in the indenture. As of March 31, 2013, Niska Partners was in compliance with all covenant requirements under the Senior Notes and the $400 million Credit Agreement.

        The following fees are applicable under each revolving credit facility: (1) an unused line fee based on the unused portion of the respective revolving credit facility; (2) a letter of credit participation fee on the aggregate stated amount of each letter of credit equal to the applicable margin for LIBOR loans or bankers' acceptance loans, as applicable; and (3) certain other customary fees and expenses of the lenders and agents. The Company is required to make prepayments under the revolving credit facilities at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under such revolving credit facility exceeds the lesser of the aggregate amount of commitments in respect of such revolving credit facility and the applicable borrowing base.

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

        As of March 31, 2013, $65.0 million in borrowings, with a weighted average interest rate of 3.69%, were outstanding under the Credit Facilities and the Company had $3.3 million in letters of credit issued (March 31, 2012—$5.8 million).

Restrictions

        Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400.0 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners' subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of March 31, 2013.

        The Company's principal debt covenant is the fixed charge coverage ratio, which is included in both the Credit Facility and in the Indenture. When the fixed charge coverage ratio is less than 2.0 times, Niska Partners is restricted in its ability to issue new debt. When the fixed charge coverage ratio is below 1.75 to 1.0, the Company is restricted in its ability to pay distributions. At March 31, 2013, the fixed charge coverage ratio was 2.6 to 1.0.

8. Obligations Under Capital Lease

        The Company leases certain equipment under a nine year lease arrangement for estimated future minimum lease payments of approximately $15.5 million. Niska Partners may purchase the assets after August 15, 2020 for an agreed portion of the acquisition cost. The present value of the minimum future lease payments is based on the total costs incurred by the lessor and has been reflected in the balance sheet as a current and a non-current obligation under capital lease. The underlying obligations are denominated in U.S. dollars, have an imputed interest rate of 3.08% and are expected to mature in August 2021.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

8. Obligations Under Capital Lease (Continued)

        Following are the future principal and interest payments of obligations under capital lease as of March 31, 2013.

Future principal and interest payments for the fiscal year ending:
March 31, 2014	$1,657
March 31, 2015	1,657
March 31, 2016	1,657
March 31, 2017	1,657
March 31, 2018	1,657
March 31, 2019 and thereafter	7,230
Less: Amount representing interest	(2,031)

$13,484

9. Accrued Liabilities

        Niska Partners' accrued liabilities consist of the following:

	As at March 31,
	2013	2012
Accrued gas purchases	$14,213	$17,688
Employee-related accruals	13,836	4,117
Accrued interest	2,845	3,727
Other accrued liabilities	8,946	11,761

	$39,840	$37,293

10. Asset Retirement Obligations

        Niska Partners' asset retirement obligations relate to plugging and abandonment of the storage facilities at the end of their estimated useful economic lives. At March 31, 2013, the estimated undiscounted cash flows required to settle the asset retirement obligations were approximately $58.1 million, calculated using an inflation rate of 2% per annum. The estimated liability at March 31, 2013 was $2.0 million after discounting the estimated cash flows at a rate of 8% per annum. At March 31, 2013, the expected timing of payment for settlement of the obligations is 44 years.

	Year ended March 31,
	2013	2012
Balance, beginning of the year	$1,554	$1,484
Additions	210	14
Accretion	197	116
Effect of foreign exchange translation	46	(60)

Balance, end of the year	$2,007	$1,554

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

11. Income Taxes

        Total income tax expense (benefit) differed from the amounts computed by applying the tax rate to earnings before income taxes as a result of the following:

	Year ended March 31,
	2013	2012	2011
Net earnings (loss) before taxes	$(62,543)	$(185,459)	$27,403
U.S. federal corporate statutory rate	35.00%	35.00%	35.00%

Expected tax	(21,890)	(64,911)	9,591
Canadian statutory tax rate differences	6,145	22,768	(212)
Adjustments and assessments	(4,796)	(7,529)	(11,621)
Earnings (loss) of non-taxable entities	1,377	(25,295)	(24,817)
Change in valuation allowance	(452)	(8,413)	(11,168)
Non-deductible expenses	38	87	1,492
Foreign exchange adjustments	10	22	102
Non-deductible expense related to asset impairment	—	59,304	—
Taxable capital gains	—	3,895	6,615
Other permanent differences	626	385	(36)

Income tax benefit	$(18,942)	$(19,687)	$(30,054)

        The Company is not a taxable entity. Income taxes on its income are the responsibility of individual unit holders and have accordingly not been recorded in the consolidated financial statements. Niska Partners has Canadian corporate subsidiaries, which are taxable corporations subject to income taxes, which are included in the consolidated financial statements.

        As at March 31, 2013, Niska Partners' Canadian subsidiaries had accumulated non-capital losses of approximately $34.9 million (March 31, 2012—$39.9 million) that can be carried forward and applied against future taxable income. These non-capital losses have resulted in deferred income tax assets of $8.5 million (March 31, 2012—$10.1 million). Additionally, Niska Partners' Canadian subsidiaries had recognized deferred income tax assets related to capital losses of $20.6 million at March 31, 2013 (March 31, 2012—$24.3 million). The capital losses represent $2.6 million (March 31, 2012—$3.0 million) of deferred tax assets, of which $2.3 million (March 31, 2012—$3.0 million) have been offset by valuation allowances due to the uncertainty of their realization. Of the total tax assets related to losses, $0.1 million will begin to expire at the end of 2029.

        For the year ended March 31, 2013, Niska Partners recognized $ nil (March 31, 2012—$0.3; March 31, 2011—$ nil) of potential interest and penalties associated with uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other foreign jurisdictions. The Company is subject to income tax examinations for the fiscal years ended 2006 through 2013 in most jurisdictions.

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

	As at March 31,
	2013	2012
Deferred income tax assets:
Non-capital loss carry forwards	$8,451	$10,084
Risk management liabilities	8,904	25,075
Capital losses	2,577	3,038
Other	1,972	3,040

	21,904	41,237
Valuation allowance	(2,607)	(3,059)

Total deferred income tax assets	$19,297	$38,178

Deferred income tax liabilities:
Property, plant and equipment	$114,148	$119,525
Intangible assets	17,636	20,358
Partnership deferral income	11,007	8,703
Risk management assets	11,477	42,365
Other	267	—

Total deferred income tax liabilities	154,535	190,951

Net deferred income tax liabilities	$135,238	$152,773

        The classification of net deferred income tax liabilities recorded on the balance sheets is as follows:

	As at March 31,
	2013	2012
Deferred income tax liabilities:
Current	$14,303	$22,821
Long-term	120,935	129,952

	$135,238	$152,773

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

11. Income Taxes (Continued)

        The following table indicates the changes to the Company's unrecognized tax benefits for the years ended March 31, 2013 and 2012. The term "unrecognized tax benefits" refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. Interest and penalties are not included.

	As at March 31,
	2013	2012
Balance at April 1,	$3,267	$2,243
Additions based on tax positions taken in the current year	—	1,454
Reductions based on tax positions taken in a prior year	(1,411)	(430)
Settlements with taxing authorities in the current year	(696)	—

Balance at March 31,	$1,160	$3,267

        Substantially all of the $1.2 million of unrecognized tax benefits at March 31, 2013, would have an impact on the effective tax rate if subsequently recognized.

        The Company engages in ongoing discussions with tax authorities regarding the resolution of tax matters in various jurisdictions. Both the outcome of these tax matters and the timing of the resolution and/or closure of the tax audits are highly uncertain. It is management's assessment that no unrecognized tax benefits will be recognized within the next twelve months.

12. Risk Management Activities and Financial Instruments

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

        Swap contracts are agreements between two parties to exchange streams of payments over time according to specified terms. Swap contracts require receipt of payment for the notional quantity of the

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

12. Risk Management Activities and Financial Instruments (Continued)

commodity based on the difference between a fixed price and the market price on the settlement date. The Company enters into commodity swaps to mitigate the impact of changes in natural gas prices.

        Option contracts are contractual agreements to convey the right, but not the obligation, for the purchaser of the option to buy or sell a specific physical or notional amount of a commodity at a fixed price, either at a fixed date or at any time within a specified period. Niska Partners enters into option agreements to mitigate the impact of changes in natural gas prices.

        To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To be in compliance with its risk policy, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet ("Bcf"). As at March 31, 2013, 25.7 Bcf of natural gas inventory was offset, representing 96.7% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating our facilities are excluded from the coverage requirement. Total volumes of non-cycling working gas and fuel gas at March 31, 2013 were 3.4 Bcf and 0.0 Bcf, respectively. As of March 31, 2013 and 2012, the volume of inventories which were economically hedge using each type of contract were:

As at March 31,
	2013	2012
Forwards	1.6 Bcf	—
Futures	14.1 Bcf	8.5 Bcf
Swaps	10.0 Bcf	60.3 Bcf
Options	—	—

	25.7 Bcf	68.8 Bcf

Counterparty credit risk

        Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and the Company's ability to take ownership of customer-owned natural gas stored in its facilities in the event of non-payment. It is Management's opinion that no allowance for doubtful accounts is required at March 31, 2013 on accrued and trade accounts receivable.

        The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes based on its credit policies, that the Company's financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Although the Company relies on a few counterparties for a significant portion of its revenues (Note 23), one

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

12. Risk Management Activities and Financial Instruments (Continued)

counterparty making up 28% of total revenue is a physical natural gas clearing and settlement facility which requires counterparties to post margin deposits which reduces the risk of default.

        Exchange traded futures and options comprise approximately 32.2% of Niska Partners' commodity risk management assets at March 31, 2013. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners' account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

        Included in the fair value of energy contracts at March 31, 2013 and 2012 are one to five year contracts to sell natural gas to customers in retail markets. Niska Partners has recorded reduction in the fair value of these contracts of $1.0 million at March 31, 2013 (March 31, 2012—$3.6 million), representing an estimate of the expected credit exposure from these counterparties over their contractual lives.

Interest rate risk

        The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At March 31, 2013, the Company was exposed to interest rate risk resulting from its variable rate revolving credit facilities, which can be drawn up to $400.0 million. At March 31, 2013, $65.0 million was outstanding on the credit facilities and Niska Partners had exposure to interest rate fluctuations.

        Niska Partners had no interest rate swap or swaption agreements at March 31, 2013 and March 31, 2012.

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

Foreign currency risk

        Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners' Canadian subsidiaries conduct a portion of their activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the U.S. dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. Niska Partners enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps as at March 31, 2013 was $84.0 million (March 31, 2012—$115.4 million). These contracts expire on various dates between April 2013 and August 2014. Niska Partners did not elect hedge accounting treatment and therefore changes in fair value are recorded directly into earnings under the optimization revenue caption of the statements of earnings and comprehensive income.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

13. Fair Value Measurements

        The following table shows the fair values of the Company's risk management assets and liabilities:

As at March 31, 2013	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$20,383	$776	$21,159
Long-term risk management assets	6,593	—	6,593
Short-term risk management liabilities	(19,792)	(213)	(20,005)
Long-term risk management liabilities	(4,477)	(97)	(4,574)

	$2,707	$466	$3,173

As at March 31, 2012	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$140,323	$347	$140,670
Long-term risk management assets	32,683	137	32,820
Short-term risk management liabilities	(58,415)	(455)	(58,870)
Long-term risk management liabilities	(21,243)	(353)	(21,596)

	$93,348	$(324)	$93,024

        The following amounts represent the Company's expected realization into earnings for derivative instruments, based upon the fair value of these derivatives as of March 31, 2013:

Fiscal year ending March 31,	Energy Contracts	Currency Contracts	Total
2014	$591	$563	$1,154
2015 and beyond	2,116	(97)	2,019

	$2,707	$466	$3,173

        Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Year ended March 31,
	2013	2012	2011
Energy contracts
Realized	$41,304	$59,264	$87,824
Unrealized	(90,641)	77,132	(42,529)
Currency contracts
Realized	1,377	(6,064)	(5,602)
Unrealized	790	6,027	(2,257)

	$(47,170)	$136,359	$37,436

        The carrying amount of cash and cash equivalents, margin deposits, trade receivables, accrued receivables, trade payables and accrued liabilities reported on the consolidated balance sheet

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

13. Fair Value Measurements (Continued)

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

        Fair values have been determined as follows for the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of March 31, 2013 and 2012:

As at March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$26,976	$—	$26,976
Currency derivatives	—	776	—	776

Total assets	—	27,752	—	27,752
Liabilities
Commodity derivatives	—	24,269	—	24,269
Currency derivatives	—	310	—	310

Total liabilities	—	24,579	—	24,579

Net	$—	$3,173	$—	$3,173

As at March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$173,006	$—	$173,006
Currency derivatives	—	484	—	484

Total assets	—	173,490	—	173,490
Liabilities
Commodity derivatives	—	79,658	—	79,658
Currency derivatives	—	808	—	808

Total liabilities	—	80,466	—	80,466

Net	$—	$93,024	$—	$93,024

        The Company's financial assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2. The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach. The key inputs used in Niska Partners' valuation models include transaction-specific details such as notional volumes, contract prices, and contract terms as well as forward market prices and basis differentials for natural gas obtained from third party service providers (typically the New York Mercantile Exchange, or NYMEX). There were no changes in Niska Partners' approach to determining fair value and there were no transfers out of Level 2 during the year ended March 31, 2013 or 2012.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

13. Fair Value Measurements (Continued)

        In accordance with authoritative guidance, non-financial assets and liabilities are remeasured at fair value on a non-recurring basis. As of March 31, 2013, there were no non-financial assets and liabilities recorded at fair value. During the year ended March 31, 2012, the Company wrote off $250.0 million of goodwill and $2.5 million of certain property, plant and equipment to their estimated fair values. (Notes 4 and 5):

	March 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Property, plant and equipment	$2,200	$—	$—	$2,200	$2,200
Goodwill	245,604	—	—	245,604	245,604

	$247,804	$—	$—	$247,804	$247,804

14. Members' Equity

Limited Liability

        No member of Niska Partners will be obligated personally for any obligation of the Company solely by reason of being a member.

        Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 18-607 of the Delaware Limited Liability Company Act, or the Delaware Act, Niska Partners may not make a distribution to unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of an impermissible distribution, members who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited liability company for the distribution amount. A purchaser of common units will be liable for the obligations of the transferor to make contributions to us that are known to such purchaser at the time it became a member and for unknown obligations if the liabilities could be determined from the Company's Operating Agreement.

Summary of changes in Managing Member, Common, and Subordinated units:

        The following is a reconciliation of units outstanding for the period indicated:

	Common Unitholders	Subordinated Unitholders	Total
Units issued May 17, 2010	31,179,745	33,804,745	64,984,490
Units issued June 11, 2010	2,625,000	—	2,625,000
Units issued August 24, 2011	687,500	—	687,500

Units outstanding at March 31, 2013	34,492,245	33,804,745	68,296,990

        On August 24, 2011, the Company completed the issuance and sale 687,500 common units at a price of $16.00 per unit to Sponsor Holdings. Total proceeds of $11.0 million were used to reduce amounts owing under the Senior Notes. See Notes 7 and 16.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

14. Members' Equity (Continued)

        On April 2, 2013, the Company completed an equity restructuring which permanently eliminates Niska Partners' subordinated units and previous incentive distribution rights in return for the new IDRs. See Note 24 -Subsequent Events for details.

Managing Member units

        The managing member units are held by Niska Gas Storage Management LLC, (the "Managing Member" or the "Manager"), which has a 1.98% managing member interest in Niska Partners. The operating agreement provides that the managing member interest entitles the manager the right to receive distributions of Available Cash (as defined in the operating agreement) each quarter.

        The Manager has sole responsibility for conducting the Company's business and for managing its operations. Pursuant to the operating agreement, the manager has delegated the power to conduct Niska Partners' business and manage its operations to the Company's board of directors, all of the members of which are appointed by the manager.

        The Manager has agreed not to withdraw voluntarily prior to March 31, 2020 subject to certain conditions outlined in the operating agreement. Prior to that time, the manager may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units, voting together as a single class, including units held by the manager and its affiliates. Any removal of the manager is also subject to the approval of a successor manager by the vote of the holders of a majority of the outstanding common units and subordinated units, voting as separate classes. The ownership of more than 33 1/3% of the outstanding units by the manager and its affiliates gives them the ability to prevent the manager's removal. At March 31, 2013, Sponsor Holdings, which is an affiliate of the manager, owned approximately 72.9% of the outstanding common and subordinated units (50.3% after April 2, 2013—see Note 24—Subsequent Events for details). At any time, the owners of the manager may sell or transfer all or part of their ownership interests in the manager to an affiliate or a third-party without the approval of the unitholders.

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

        On April 2, 2013, the Company completed an equity restructuring which permanently eliminates Niska Partners' subordinated units and previous incentive distribution rights in return for the new IDRs. See Note 24—Subsequent Events for details.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

14. Members' Equity (Continued)

Acquisition of Assets from Parent

        On December 20, 2011 Niska Partners purchased certain assets from companies that are all effectively owned by the same parent company as Niska Partners. As the transaction was completed between entities under common control the assets have been recorded at the parent's carrying value and the difference between the carrying value and the amount of proceeds transferred to the parent has been recognized in equity. Please refer to Note 18—Related Party Transactions for details.

Acquisition of Interest in Parent

        Sponsor Holdings is wholly-owned, directly and indirectly, by Niska Holdings L.P ("Niska Holdings Canada"). Niska Holdings Canada's equity consists of Class A and Class B units. Niska Holdings Canada's Class A Units are owned principally by Carlyle/Riverstone Global Energy and Power Fund III, L.P. and Carlyle/Riverstone Global Energy and Power Fund II, L.P. and affiliated entities (together, the "Carlyle/Riverstone Funds") and certain current and former members of Niska Partners' management. The Class B units are owned by certain current and former members of Niska Partners' management and non-executive employees. The Class B units were originally issued by Niska Predecessor in conjunction with a long-term incentive plan and were subject to service and performance conditions, all of which were satisfied in May 2009. The Class B units were, therefore, fully vested. Niska Predecessor had previously recorded compensation expense with respect to the Class B units throughout the vesting period. Upon vesting and the holders of the units being exposed to the risks and rewards of ownership for a reasonable period of time, the compensation arrangement became equity classified.

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

14. Members' Equity (Continued)

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

        The plan was amended effective April 1, 2012. The performance measure for Phantom Units granted after that date is based on total unitholder return ("TUR") metrics compared to such metrics of a select group of peer companies to the Company. The TUR metrics are calculated based on the Company's percentile ranking during the applicable performance period compared to a peer group. Provided that the Company has satisfied its minimum quarterly distribution targets for the common units, the Phantom Units will vest variably according to the Company's performance relative to its peer group.

        During the year ended March 31, 2013, 695,349 Phantom Units were granted at a weighted average price of $9.99. During the year ended March 31, 2012, 518,425 Phantom Units were granted at a weighted average price of $21.95.

        The Plans are administered by the Compensation Committee of the Board of Directors. The Plans currently permit the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units. As of March 31, 2013, 2,045,693 units (March 31, 2012—2,862,049 units) were available for grant.

        The following is a reconciliation of Phantom Units outstanding as of March 31, 2013:

	Number of Time- Based Units	Number of Performance-Based Units	Total Units
Balance at March 31, 2012	159,681	197,165	356,846
Granted	409,812	285,537	695,349
Forfeited	(32,038)	(209,157)	(241,195)
Distribution equivalent rights	87,063	33,944	121,007

Balance at March 31, 2013	624,518	307,489	932,007

        Total Phantom Units outstanding as of March 31, 2013 includes 61,498 time-based units and 61,498 performance-based units which vested during fiscal 2013.

        Unit-based compensation costs for the year ended March 31, 2013 were $7.0 million (March 31, 2012—$0.5; March 31, 2011—$ nil).

Incentive distribution rights

        Sponsor Holdings holds the incentive distribution rights. The following table illustrates, as of March 31, 2013, the percentage allocations of cash distributions from operating surplus between the unitholders, the Managing Member and the holders of incentive distribution rights, or based on the specified target distribution levels. The amounts set forth under "Marginal Percentage Interest in Cash

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

14. Members' Equity (Continued)

Distributions" are the percentage interests of the Managing Member, the incentive distribution right holders and the unitholders in any cash distributions from operating surplus Niska Partners distributes up to and including the corresponding amount in the "Total Quarterly Distribution per Unit Target Amount" column. The percentage interests shown for the unitholders and the Managing Member for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

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

        Within 45 days after the end of each quarter Niska Partners may make cash distributions to the members of record on the applicable record date. Niska Partners distributed $51.3 million to the holders of common units and the Managing Member during the year ended March 31, 2013. The Company also distributed $74.6 million to the holders of common and subordinated units and the Managing Member during the year ended March 31, 2012.

        On April 2, 2013, the Company completed an equity restructuring which permanently eliminates Niska Partners' subordinated units and previous incentive distribution rights in return for the new IDRs. See Note 24—Subsequent Events for details.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

14. Members' Equity (Continued)

Earnings per unit

        Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown in the following table.

	Year ended March 31,
			Period May 17, 2010 to March 31, 2011
	2013	2012
Numerator:
Net earnings (loss) attributable to Niska Partners	$(43,601)	$(165,772)	$21,223
Less:
Managing Member's allocation of incentive distributions	—	—	—
Managing Member's interest	863	3,283	(424)

Net earnings (loss) attributable to common and subordinated unitholders	$(42,738)	$(162,489)	$20,799

Denominator:
Basic:
Weighted average units outstanding	68,296,990	68,010,532	67,609,490
Diluted:
Weighted average units outstanding	68,296,990	68,010,532	67,609,490
Earnings (loss) per unit attributable to the period subsequent to the initial public offering:
Basic	$(0.63)	$(2.39)	$0.31

Diluted	$(0.63)	$(2.39)	$0.31

15. Fee-based Revenue

        Niska Partners' fee-based revenue consists of the following:

	Year ended March 31
	2013	2012	2011
Long-term contract revenue	$108,615	$116,244	$119,566
Short-term contract revenue	54,710	29,809	40,972

	$163,325	$146,053	$160,538

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

16. Optimization, net

        The following table presents a reconciliation of optimization revenue, net:

	Year ended March 31,
	2013	2012	2011
Realized optimization, net	$89,525	$62,735	$114,324
Unrealized risk management (loss) gains (Note 12)	(89,874)	83,193	(44,787)
Write-down of inventory (Note 2)	(22,281)	(23,400)	—

	$(22,630)	$122,528	$69,537

17. Interest

        The following table presents a reconciliation of interest expense:

	Year ended March 31,
	2013	2012	2011
Gross interest	$66,527	$74,765	$74,901
Deferred charges amortization	3,411	3,942	4,124
Capitalized interest	(2,928)	(4,077)	(2,018)

	$67,010	$74,630	$77,007

18. Related Party Transactions

        There were no amounts owing to or from related parties as at March 31, 2013. Included in accrued receivables as at March 31, 2012 was $1.1 million that was owed from affiliated entities owned by Sponsor Holdings or its parent company. In addition, during the year ended March 31, 2013, Niska Partners recognized management fees amounting $0.2 million (March 31, 2012—$0.9 million; March 31, 2011—$ nil). Management fees are charged, on an arms-length basis, to affiliated entities for certain administrative services rendered and are recorded as a reduction of general and administrative costs.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

18. Related Party Transactions (Continued)

        During the year ended March 31, 2011, Niska Partners paid a fee of $0.2 million (March 31, 2013—$ nil; March 31, 2012—$ nil) to a company in which certain directors of Niska Partners were and continue to be affiliated. These amounts were paid for management services rendered prior to Niska Partners' IPO. Subsequent to the IPO, Niska Partners is no longer responsible for such management fees. These costs were recorded as general and administrative costs.

19. Commitments and Contingencies

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

        The related future minimum lease payments at March 31, 2013 were as follows:

Operating leases
2014	$11,914
2015	11,666
2016	8,982
2017	7,448
2018	5,480
2019 and thereafter	200,210

Total minimum lease payments	$245,700

        The minimum lease payments disclosed in the above table have not been reduced by the total of minimum rentals to be received in the future under non-cancelable subleases as of March 31, 2013 of $2.5 million. Consolidated lease and rental expense, net of sublease recoveries of $0.9 million, amounted to $11.2 million for the year ended March 31, 2013 (March 31, 2012—$14.9 million; March 31, 2011—$13.4 million). During the year ended March 31, 2013, lease and rental expense included contingent rent amounting to $0.3 million (March 31, 2012—$0.7 million; March 31, 2011—$0.8 million). Where applicable, contingent rent is due whenever a certain percentage of revenue exceeds minimum lease costs.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

19. Commitments and Contingencies (Continued)

        The future obligations arising as a result of forward purchase contracts in place at March 31, 2013 were as follows:

Unconditional purchase obligations
2014	$1,952,782
2015	156,959
2016	16,729
2017	6,105
2018	406
2019 and thereafter	—

Total future purchase commitments	$2,132,981

        As at March 31, 2013, the Company had $3.3 million of issued and outstanding letters of credit to various counterparties to support natural gas purchase commitments.

20. Changes in Non-Cash Working Capital

        Changes in non-cash working capital include:

	Year ended March 31,
	2013	2012	2011
Margin deposits	$(39,174)	$99,804	$(90,891)
Trade receivables	(286)	(45)	1,016
Accrued receivables	(40,203)	9,938	19,252
Natural gas inventory	125,042	(120,563)	(17,795)
Prepaid expenses and other current assets	(1,527)	2,669	(4,119)
Other Assets	(1,105)	(1,637)	—
Trade payables	645	(316)	(1,446)
Accrued liabilities	8,456	(53,036)	22,391
Income taxes	(693)	(579)	738
Deferred revenue	(10,667)	6,498	3,310
Due from related party	1,164	732	(1,838)
Other long-term liabilities	381	115	5

Net changes in non-cash working capital	$42,033	$(56,420)	$(69,377)

        During the year ended March 31, 2013, changes in non-cash working capital include the receipt of proceeds of $32.6 million (March 31, 2012—$ nil; March 31, 2011—$ nil) from sales of cushion gas. The Company included such proceeds in cash flows from operations since the predominant source of cash flows for natural gas purchases and sales are operating in nature.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

21. Supplemental Cash Flow Disclosures

	Year ended March 31,
	2013	2012	2011
Interest paid	$67,408	$75,375	$75,991
Taxes (received) paid	(722)	988	474
Interest capitalized	2,928	4,077	2,018
Non-cash investing activities:
Non-cash increase (decrease) in working capital related to property, plant and equipment	$(8,605)	$11,296	$(2,874)
Non-cash transfer of natural gas inventory to property, plant and equipment	—	—	13,624

22. Segment Disclosures

        The Company's process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

        Niska Partners operates along functional lines in its commercial, engineering, and operations teams for operations in Alberta, Northern California, and the U.S. Midcontinent. All functional lines and facilities offer the same services: fee-based revenue, and optimization. The Company has a small marketing business which is an extension of the Company's proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third party customers. All services are delivered using reservoir storage. The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, before unrealized risk management gains and losses. The Company has aggregated its operating segments into one reportable segment as at March 31, 2013 and 2012 and for each of the three years ended March 31, 2013.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

22. Segment Disclosures (Continued)

        The following tables summarize the net revenues and assets by geographic area:

	Year ended March 31,
	2013	2012	2011
Net realized revenues
U.S.	$70,161	$70,928	$92,361
Canada	160,408	114,460	182,501
Net unrealized revenues
U.S.	(37,139)	30,489	(17,121)
Canada	(52,735)	52,704	(27,666)
Inter-entity
U.S.	—	—	—
Canada	—	—	—

	$140,695	$268,581	$230,075

Long-lived assets (at year-end)
U.S.	$411,420	$413,862
Canada	858,604	917,249

	$1,270,024	$1,331,111

23. Economic Dependence

        Niska Partners' exposure to the volume of business transacted with a natural gas clearing and settlement facility is described in Note 12. While the clearing and settlement facility is its direct counterparty, its risk exposure to dependence on this counterparty is mitigated through the large number of members of the clearing and settlement facility who create the demand for these transactions.

        During fiscal 2013, Niska Partners did not have any other customers comprise greater than 10% of total revenue (2012—none, 2011—none).

24. Subsequent Events

Long-term Incentive Plan

        Effective April 1, 2013, the Company granted 438,252 Phantom Units of the 2,045,693 units available for issuance as of March 31, 2013.

Equity Restructuring and Elimination of Subordinated Units

        On April 2, 2013, the Company completed an equity restructuring with affiliates of Carlyle/Riverstone Energy and Power Fund II and Carlyle/Riverstone Energy and Power Fund III (collectively the "Carlyle/Riverstone Funds"). In the restructuring, Niska Partners' 33.8 million subordinated units and previous incentive distribution rights (all of which were owned by the Carlyle/Riverstone Funds) were combined into and restructured as a new class of Incentive Distribution Rights (new IDRs). The transaction was unanimously approved by Niska Partners' Board of Directors, on the unanimous

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

24. Subsequent Events (Continued)

approval and recommendation of its Conflicts Committee, which is composed solely of independent directors.

        The restructuring permanently eliminated Niska Partners' subordinated units and previous incentive distribution rights in return for the new IDRs. Prior to completion of the restructuring, the Company would have been required to pay the full minimum quarterly distribution of $0.35 per unit on the subordinated units (requiring additional distributions of approximately $12 million per quarter) prior to increasing the quarterly distribution on Niska Partners' common units. Quarterly distributions on the subordinated units had not been paid since the quarter ended September 30, 2011.

        The new IDRs entitle the Carlyle/Riverstone Funds to receive 48% of any quarterly cash distributions by the Company after Niska Partners' common unit holders have received the full minimum quarterly distribution (still $0.35 per unit) for each quarter plus any arrearages from prior quarters (of which there are currently none). The prior incentive distribution rights provided for the Carlyle/Riverstone Funds to receive increasing percentages (ranging from 13% to 48%) of incremental cash distributions after Niska Partners' unit holders (both common and subordinated) exceeded quarterly distributions ranging from $0.4025 per unit to $0.5250 per unit. In addition, for a period of five years, and provided that the Carlyle/Riverstone Funds continue to own a majority of both Niska`s managing member and the new IDRs, the Carlyle Riverstone Funds will be deemed to own 33.8 million "Notional Subordinated Units" in connection with votes to remove and replace Niska`s managing member. These Notional Subordinated Units are not entitled to distributions, but merely preserve the Carlyle/Riverstone Fund's voting rights with respect to removal of the managing member. Tables summarizing the changes in incentive distributions are provided below.

Previous structure

		Marginal Percentage Interest in Cash Distributions
	Total Quarterly Distribution per Unit Target Amount	Common and Subordinated Unitholders	Managing Member	IDR Holder
Minimum Quarterly Distribution	$0.35	98.02%	1.98%	—
First Target Distribution	above $0.35 up to $0.4025	98.02%	1.98%	—
Second Target Distribution	above $0.4025 up to $0.4375	85.02%	1.98%	13.00%
Third Target Distribution	above $0.4375 up to $0.5250	75.02%	1.98%	23.00%
Thereafter	above $0.5250	50.02%	1.98%	48.00%

New structure

		Marginal Percentage Interest in Cash Distributions
	Total Quarterly Distribution per Unit Target Amount	Common Unitholders	Managing Member	IDR Holder
Minimum Quarterly Distribution	$0.35	98.02%	1.98%	—
Thereafter	above $0.35	50.02%	1.98%	48.00%

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars)

24. Subsequent Events (Continued)

        After completion of the restructuring, the Company had 34.5 million common units issued and outstanding, of which 17.5 million were owned by the public and 17.0 million were owned by the Carlyle/Riverstone Funds. The Carlyle/Riverstone Funds also owned a 1.98% managing member interest in the Company. As a result of the restructuring, the percentage ownership in the Company owned by the Carlyle/Riverstone Funds (excluding the previous incentive distribution rights and the new IDRs, which are a variable interest) has decreased from approximately 74.9% to approximately 50.3%.

Distributions

        Subsequent to year end Niska Partners declared and paid distributions to its common unitholders totaling $12.3 million.

25. Quarterly Financial Data (unaudited)

        Quarterly results are influenced by the seasonal and other factors inherent in Niska Partners' business. The following table summarizes the quarterly financial data for the years ended March 31, 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year ended March 31,
2013
Revenue, net	$(2,787)	$24,545	$73,831	$45,106	$140,695
Earnings (loss) before income taxes	$(49,287)	$(22,115)	$9,877	$(1,018)	$(62,543)
Net earnings (loss) and comprehensive income (loss)	$(37,346)	$(15,397)	$10,419	$(1,277)	$(43,601)
Earnings (loss) per share	$(0.54)	$(0.22)	$0.15	$(0.02)	$(0.63)
2012
Revenue, net	$45,764	$75,659	$89,904	$57,254	$268,581
Earnings (loss) before income taxes	$(835)	$22,557	$(214,223)	$7,042	$(185,459)
Net earnings (loss) and comprehensive income (loss)	$4,625	$27,589	$(213,630)	$15,644	$(165,772)
Earnings (loss) per share	$0.07	$0.40	$(3.07)	$0.22	$(2.39)

        The Company wrote down proprietary inventories by $22.3 million in the first quarter of fiscal 2013 and $23.4 million in the fourth quarter of fiscal 2012. During the third quarter of the fiscal year ended March 31, 2012, the Company recorded an impairment of goodwill of $250 million.