Form 10-Q
period 2013-06-30
Niska Gas Storage Partners LLC
filed 2013-08-02
CIK 1483830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-34733

Niska Gas Storage Partners LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1855740 (IRS Employer Identification number)

1001 Fannin Street, Suite 2500 Houston, TX (Address of principal executive offices)	77002 (Zip Code)

(281) 404-1890

(Registrant’s telephone number, including area code)

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

As of August 1, 2013, there were 34,492,245 Common Units outstanding.

Cautionary Statement Regarding Forward-Looking Information

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include changes in general economic conditions, competitive conditions in our industry, actions taken by third-party operators, processors and transporters, changes in the availability and cost of capital, operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control, the effects of existing and future laws and governmental regulations, the effects of future litigation, and certain factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, and those described  from time to time in our future reports filed with the Securities and Exchange Commission.

i

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2013	2012

Revenues:
Fee-based revenue	$31,471	$37,061
Optimization, net	25,718	(39,848)
	57,189	(2,787)
Expenses (income):
Operating	10,444	8,091
General and administrative	11,290	9,839
Depreciation and amortization	10,333	11,824
Interest	16,206	16,508
Loss on extinguishment of debt	—	599
Foreign exchange losses (gains)	858	(185)
Other expense (income)	391	(176)

INCOME (LOSS) BEFORE INCOME TAXES	7,667	(49,287)
Income tax benefit	(300)	(11,941)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$7,967	$(37,346)

Net earnings (loss) allocated to:

Managing Member	$158	$(740)
Common unitholders	$7,809	$(18,487)
Subordinated unitholder (Notes 1 and 6)	$—	$(18,119)

Earnings (loss) per unit allocated to common unitholders
- basic and diluted	$0.23	$(0.54)

Earnings (loss) per unit allocated to subordinated unitholders
- basic and diluted (Notes 1 and 6)	$—	$(0.54)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	June 30,	March 31,
	2013	2013
ASSETS
Current assets
Cash and cash equivalents	$27,875	$10,610
Margin deposits	6,924	18,474
Trade receivables	1,707	2,702
Accrued receivables	28,870	106,726
Natural gas inventory	129,109	83,416
Prepaid expenses and other current assets	3,151	4,688
Short-term risk management assets	39,316	21,159
	236,952	247,775
Long-term assets
Property, plant and equipment, net of accumulated depreciation	910,422	918,061
Goodwill	245,604	245,604
Long-term natural gas inventory	15,264	15,264
Intangible assets, net of accumulated amortization	71,515	73,998
Deferred charges, net of accumulated amortization	13,585	14,420
Other assets	2,648	2,677
Long-term risk management assets	5,361	6,593
	1,264,399	1,276,617
TOTAL	$1,501,351	$1,524,392

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Revolving credit facility	$11,000	$65,000
Current portion of obligations under capital lease	1,269	1,259
Trade payables	3,999	1,048
Current portion of deferred taxes	14,304	14,303
Deferred revenue	6,829	568
Accrued liabilities	72,428	39,840
Short-term risk management liabilities	16,290	20,005
	126,119	142,023
Long-term liabilities
Long-term risk management liabilities	5,098	4,574
Asset retirement obligations	1,971	2,007
Other long-term liabilities	1,376	1,461
Deferred income taxes	120,694	120,935
Obligations under capital lease	11,904	12,225
Long-term debt	643,790	643,790
	910,952	927,015
Members’ equity
Common units	314,802	321,642
Subordinated units (Note 1)	—	265,877
Managing Member’s interest	275,597	9,858
	590,399	597,377
Commitments and contingencies (Note 2)
TOTAL	$1,501,351	$1,524,392

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	June 30,
	2013	2012

Operating Activities
Net earnings (loss)	$7,967	$(37,346)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Unrealized foreign exchange losses (gains)	980	(83)
Deferred income tax benefit	(300)	(11,934)
Unrealized risk management (gains) losses	(20,118)	51,148
Depreciation and amortization	10,333	11,824
Deferred charges amortization	835	908
Loss on extinguishment of debt	—	599
Write-down of inventory	—	22,281
Changes in non-cash working capital	84,666	5,553
Net cash provided by operating activities	84,363	42,950

Investing Activities
Property, plant and equipment expenditures	(302)	(12,438)
Proceeds on sale of assets	—	2,200
Net cash used in investing activities	(302)	(10,238)

Financing Activities
Proceeds from revolver drawings	51,000	65,948
Revolver payments	(105,000)	(82,948)
Payment of deferred financing costs	—	(2,908)
Proceeds from obligations under capital lease	—	677
Repayments of obligations under capital lease	(311)	—
Distributions to Unitholders	(12,316)	(12,316)
Net cash used in financing activities	(66,627)	(31,547)

Effect of translation on foreign currency cash and cash equivalents	(169)	(149)
Net increase in cash and cash equivalents	17,265	1,016
Cash and cash equivalents, beginning of period	10,610	13,342
Cash and cash equivalents, end of period	$27,875	$14,358

Supplemental cash flow disclosures (Note 11)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

			Managing
	Common	Subordinated	Member
	Units	Units	Interest	Total

Balance, April 1, 2012	$391,585	$287,105	$11,700	$690,390

Net loss	(18,487)	(18,119)	(740)	(37,346)

Distributions to unitholders	(12,367)	(295)	(255)	(12,917)

Balance, June 30, 2012	$360,731	$268,691	$10,705	$640,127

Balance, April 1, 2013	$321,642	$265,877	$9,858	$597,377

Cancellation of subordinated units	—	(265,877)	265,877	—

Net income	7,809	—	158	7,967

Distributions to unitholders	(14,649)	—	(296)	(14,945)

Balance, June 30, 2013	$314,802	$—	$275,597	$590,399

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

1. Organization and Basis of Presentation

Organization

Niska Gas Storage Partners LLC (“Niska Partners” or the “Company”) is a publicly-traded Delaware limited liability company (NYSE:NKA) which independently owns and/or operates natural gas storage assets in North America. The Company operates the Countess and Suffield gas storage facilities (collectively, the AECO Hub™) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Each of these facilities markets natural gas storage services in addition to optimizing storage capacity with its own proprietary gas purchases.

On April 2, 2013, Niska Partners completed an equity restructuring with affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (collectively the “Carlyle/Riverstone Funds”).  In the restructuring, all of the Company’s 33.8 million subordinated units and previous incentive distribution rights (all of which were owned by the Carlyle/Riverstone Funds) were combined into and restructured as a new class of incentive distribution rights (“new IDRs”).   The equity restructuring, which did not require any further consents or approvals, was effective as of the same day.  The transaction was unanimously approved by the Company’s Board of Directors, on the unanimous approval and recommendation of its Conflicts Committee, which is composed solely of independent directors.

The restructuring permanently eliminated all of the Company’s subordinated units and previous incentive distribution rights in return for the new IDRs.  Prior to completion of the restructuring, the Company would have been required to pay the full minimum quarterly distribution of $0.35 per unit on the subordinated units (requiring additional distributions of approximately $12 million per quarter) prior to increasing the quarterly distribution on common units. Quarterly distributions on the subordinated units had not been paid since the quarter ended September 30, 2011.

The new IDRs entitle the Carlyle/Riverstone Funds to receive 48% of any quarterly cash distributions after Niska Partners’ common unit holders have received the full minimum quarterly distribution ($0.35 per unit) for each quarter plus any arrearages from prior quarters (of which there are currently none).  The previous incentive distribution rights entitled the Carlyle/Riverstone Funds to receive increasing percentages (ranging from 13% to 48%) of incremental cash distributions after the unit holders (both common and subordinated) exceeded quarterly distributions ranging from $0.4025 per unit to $0.5250 per unit.  In addition, for a period of five years, and provided that the Carlyle/Riverstone Funds continue to own a majority of both the managing member and the new IDRs, the Carlyle Riverstone Funds will be deemed to own 33.8 million “Notional Subordinated Units” in connection with votes to remove and replace the managing member.  These Notional Subordinated Units are not entitled to distributions, but preserve the Carlyle/Riverstone Fund’s voting rights with respect to removal of the managing member.

At June 30, 2013, Niska Partners had 34,492,245 common units outstanding. Of this amount, 16,992,245 common units are owned by the Carlyle/Riverstone Funds, along with a 1.98% Managing Member’s interest in the Company and all of the Company’s new IDRs. Including all of the common units owned by the Carlyle/Riverstone Funds, along with the 1.98% Managing Member’s interest, the Carlyle/Riverstone Funds have a 50.27% ownership interest in the Company, excluding the IDRs, which are a variable interest. The remaining 17,500,000 common units, representing a 49.73% ownership interest in the Company excluding the IDRs, are owned by the public.

Basis of Presentation

The accounting  policies applied in these unaudited interim financial statements are consistent with the policies applied in the consolidated financial statements of Niska Partners and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

1. Organization and Basis of Presentation (continued)

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except the balance sheet at March 31, 2013 which is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of June 30, 2013, along with the results of Niska Partners’ operations and its cash flows for the three months ended June 30, 2013 and 2012. The results of operations for the three months ended June 30, 2013 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2014.  The optimization of proprietary gas purchases is seasonal with the majority of the revenues and costs associated with the physical sale of proprietary gas generally occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), the unaudited consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the consolidated financial statements of Niska Partners and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

2. Commitments and Contingencies

Commitments

Niska Partners has entered into non-cancelable operating leases for office space, land use rights at its operating facilities, storage capacity at other facilities, equipment, and vehicles used in its operations. The remaining lease terms expire between December 2013 and August 2056 and require the payment of taxes, insurance and maintenance by the lessee.

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

3. Debt

Niska Partners’ debt obligations consist of the following:

	June 30,	March 31,
	2013	2013

Senior Notes due 2018	$643,790	$643,790
Revolving credit facility	11,000	65,000
Total	654,790	708,790
Less portion classified as current	(11,000)	(65,000)
	$643,790	$643,790

Senior Notes

Interest on the Senior Notes is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum. The Senior Notes will mature on March 15, 2018. No principal payments on the Senior Notes are required prior to maturity except in certain instances of default. As at June 30, 2013, the estimated fair value of the Senior Notes was $686.0 million (March 31, 2013 - $669.5 million).

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

Under this limitation the indenture would have permitted the Company to distribute approximately $275.8 million as at June 30, 2013.

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

At June 30, 2013, the fixed charge coverage ratio was 2.1 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 13. When the ratio declines below 2.0 to 1.0 the Company is restricted in its ability to issue new debt.

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

3. Debt (continued)

As at June 30, 2013, $11.0 million in borrowings, with a weighted average interest rate of 6.00%, were outstanding under the Credit Facilities. Amounts committed in support of letters of credit totaled $25.4 million at June 30, 2013 (March 31, 2013 - $3.3 million). Any borrowings under the $400 million Credit Agreement are classified as current.

Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at prevailing market rates, which (1) in the case of U.S. dollar loans can be either fixed rate plus an applicable margin or, at the Company’s option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers’ acceptance rate plus an applicable margin or, at the Company’s option, a prime rate plus an applicable margin. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of June 30, 2013, the borrowing base collateral totaled $326.5 million.

The $400 million Credit Agreement contains limitations on Niska Partners’ ability to incur additional debt or to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are similar to those contained in the indenture governing the Senior Notes, but contain certain substantive differences.  As a result of these differences, the limitations on restricted payments contained in the Credit Agreement should be less restrictive than the limitations contained in the indenture.  As of June 30, 2013, Niska Partners was in compliance with all covenant requirements under the Senior Notes and the $400 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of June 30, 2013.

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

4. Risk Management Activities and Financial Instruments (continued)

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At June 30, 2013, 36.1 Bcf of natural gas inventory was offset with financial contracts, representing 99.8% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating the facilities are excluded from the coverage requirement. Total volumes of long-term inventory and fuel gas at June 30, 2013 are 3.4 Bcf and 0.0 Bcf, respectively. As of June 30, 2013 and March 31, 2013, the volumes of inventories which were economically hedged using each type of contract were:

	June 30,	March 31,
	2013	2013

Forwards	0.9 Bcf	1.6 Bcf
Futures	29.3 Bcf	14.1 Bcf
Swaps	4.7 Bcf	10.0 Bcf
Options	1.2 Bcf	—
	36.1 Bcf	25.7 Bcf

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers.  Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment.  For the three months ended June 30, 2013 and 2012, no trade receivables were deemed to be uncollectible. It is management’s opinion that no allowance for doubtful accounts is required at June 30, 2013 or March 31, 2013 on accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Credit risk is assessed prior to transacting with any counterparty and each counterparty is required to maintain an investment grade rating, provide a parental guarantee from an investment grade parent, or provide an alternative method of financial assurance (letter of credit, cash, etc) to support proposed transactions. In addition, the Company’s tariffs contain provisions that permit it to take title to a customer’s inventory should the customer’s account remain unpaid for an extended period of time. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 42.6% of gross revenues for the three months ended June 30, 2013 is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default.

Exchange traded futures and options comprise approximately 73.7% of Niska Partners’ commodity risk management assets at June 30, 2013. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

4. Risk Management Activities and Financial Instruments (continued)

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At June 30, 2013, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $11.0 million was drawn at June 30, 2013.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the US dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at June 30, 2013 was $61.0 million (March 31, 2013 - $84.0 million). These contracts expire on various dates between July 1, 2013 and June 1, 2016. Niska Partners has not elected hedge accounting treatment, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at June 30, 2013 and March 31, 2013:

	Energy	Currency
June 30, 2013	Contracts	Contracts	Total

Short-term risk management assets	$38,153	$1,163	$39,316
Long-term risk management assets	5,017	344	5,361
Short-term risk management liabilities	(16,290)	—	(16,290)
Long-term risk management liabilities	(5,085)	(13)	(5,098)
	$21,795	$1,494	$23,289

	Energy	Currency
March 31, 2013	Contracts	Contracts	Total

Short-term risk management assets	$20,383	$776	$21,159
Long-term risk management assets	6,593	—	6,593
Short-term risk management liabilities	(19,792)	(213)	(20,005)
Long-term risk management liabilities	(4,477)	(97)	(4,574)
	$2,707	$466	$3,173

4. Risk Management Activities and Financial Instruments (continued)

Information about the Company’s risk management assets and liabilities that had netting or rights of offset arrangements are as follows:

June 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amount
Assets
Commodity derivatives	$108,026	$(64,856)	$43,170	$(35,999)	$7,171
Currency derivatives	1,664	(157)	1,507	(940)	567
Total assets	109,690	(65,013)	44,677	(36,939)	7,738
Liabilities
Commodity derivatives	86,231	(64,856)	21,375	(19,786)	1,589
Currency derivatives	170	(157)	13	—	13
Total liabilities	86,401	(65,013)	21,388	(19,786)	1,602

Net	$23,289	—	$23,289	$(17,153)	$6,136

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amount
Assets
Commodity derivatives	$88,682	$(61,706)	$26,976	$(15,030)	$11,946
Currency derivatives	881	(105)	776	(776)	—
Total assets	89,563	(61,811)	27,752	(15,806)	11,946
Liabilities
Commodity derivatives	85,975	(61,706)	24,269	(16,861)	7,408
Currency derivatives	415	(105)	310	(164)	146
Total liabilities	86,390	(61,811)	24,579	(17,025)	7,554

Net	$3,173	$—	$3,173	$1,219	$4,392

4. Risk Management Activities and Financial Instruments (continued)

The Company expects to recognize risk management assets and liabilities outstanding at June 30, 2013 into net earnings and comprehensive income in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total

Fiscal year ending March 31, 2014	$19,744	$1,070	$20,814
Fiscal year ending March 31, 2015	2,278	177	2,455
Fiscal year ending March 31, 2016	(391)	156	(235)
Thereafter	164	91	255
	$21,795	$1,494	$23,289

Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended
	June 30,
	2013	2012	Classification

Energy contracts
Realized	$(6,342)	$28,653	Optimization, net
Unrealized	19,090	(52,578)	Optimization, net
Currency contracts
Realized	1,464	451	Optimization, net
Unrealized	1,028	1,430	Optimization, net
	$15,240	$(22,044)

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

5. Fair Value Measurements (continued)

Fair values have been determined as follows for Niska Partners financial assets and liabilities that were accounted for at fair value on a recurring basis:

June 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$43,170	$—	$43,170
Currency derivatives	—	1,507	—	1,507
Total assets	—	44,677	—	44,677
Liabilities
Commodity derivatives	—	21,375	—	21,375
Currency derivatives	—	13	—	13
Total liabilities	—	21,388	—	21,388

Net	$—	$23,289	$—	$23,289

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$26,976	$—	$26,976
Currency derivatives	—	776	—	776
Total assets	—	27,752	—	27,752
Liabilities
Commodity derivatives	—	24,269	—	24,269
Currency derivatives	—	310	—	310
Total liabilities	—	24,579	—	24,579

Net	$—	$3,173	$—	$3,173

The Company’s financial assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2.  The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach.  The key inputs used in Niska Partners’ valuation models include transaction-specific details such as notional volumes, contract prices, and contract terms as well as forward market prices and basis differentials for natural gas obtained from third party service providers (typically the New York Mercantile Exchange, or NYMEX).  There were no changes in Niska Partners’ approach to determining fair value and there were no transfers out of Level 2 during the periods ended June 30, 2013 and March 31, 2013.

6. Members’ Equity

Equity restructuring

As described in Note 1, the Company completed an equity restructuring on April 2, 2013 to eliminate its subordinated units and previous IDRs in exchange for new IDRs. This was accounted for as an exchange of equity between the subordinated unit holder and the Managing Member.

Phantom Unit Performance Plan (the “PUPP”)

Effective April 1, 2011, the Company maintains a compensatory PUPP plan (“the Plan”) to provide long-term incentive compensation for certain employees and directors and to align their economic interest with those of common unitholders.

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

The plan was amended effective April 1, 2012. The performance measure for Phantom Units granted after that date is based on TUR metrics compared to such metrics of a select group of peer companies to the Company. The TUR metrics are calculated based on the Company’s percentile ranking during the applicable performance period compared to a peer group. Provided that the Company has satisfied its minimum quarterly distribution targets for the common units, the Phantom Units will vest variably according to the Company’s performance relative to its peer group.

During the three months ended June 30, 2013, Phantom Units totaling 270,042 were granted at a weighted average price of $12.68.  During the three months ended June 30, 2012, Phantom Units totaling 695,349 were granted at a weighted average price of $9.99.

The Plan is administered by the Compensation Committee of the Board of Directors.  The Plan currently permits the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units. As of June 30, 2013, 1,769,151 units (March 31, 2013 - 2,045,693 units) were available for grant.

The following is a reconciliation of Phantom Units Outstanding as of June 30, 2013:

	Number of Time- Based Units	Number of Performance-Based Units	Total Units
Balance at March 31, 2013	624,518	307,489	932,007
Granted	135,021	135,021	270,042
Forfeited	(17,217)	(17,217)	(34,434)
Distribution equivalent rights	3,250	3,250	6,500
Balance at June 30, 2013	745,572	428,543	1,174,115

Unit-based compensation costs for the three months ended June 30, 2013 and 2012 were $3.2 million and $1.7 million respectively.

6. Members’ Equity (Continued)

Earnings per unit:

Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown below. Net income for the three months ended June 30, 2013, after the allocation to Managing Member’s interest, was only attributable to common unitholders as a result of cancellation of the Company’s subordinated units at the beginning of the current fiscal year. The cancellation of subordinated units has not impacted prior-period calculation of earnings per unit.

	Three Months Ended
	June 30,
	2013	2012
Numerator:
Net income (loss) attributable to Niska Partners	$7,967	$(37,346)
Less:
Managing Member’s interest	(158)	740
Net income (loss) attributable to common and subordinated unitholders	$7,809	$(36,606)

Denominator:
Basic:
Weighted average units outstanding	34,492,245	68,296,990

Diluted:
Weighted average units outstanding	34,492,245	68,296,990

Income (loss) per unit:
Basic	$0.23	$(0.54)
Diluted	$0.23	$(0.54)

7. Revenues

Niska Partners’ fee-based revenue consists of the following:

	Three Months Ended
	June 30,
	2013	2012

Long-term contract revenue	$20,596	$27,661
Short-term contract revenue	10,875	9,400
Total	$31,471	$37,061

Optimization, net consists of the following:

	Three Months Ended
	June 30,
	2013	2012

Realized optimization revenue, net	$5,600	$33,621
Unrealized risk management income (losses)	20,118	(51,188)
Write-down of inventory	—	(22,281)
Total	$25,718	$(39,848)

8. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended
	June 30,
	2013	2012

Income tax benefit	$(300)	$(11,941)

Effective income tax rate	-4%	24%

Income tax benefit was $0.3 million for the three months ended June 30, 2013 compared to a benefit of $11.9 million in the same period of the prior year. The income tax benefit in the current period is due mainly to the recognition of losses in certain taxable Canadian entities.

The effective tax rate for the three months ended June 30, 2013 and 2012 differs from the U.S. statutory federal rate of 35% primarily due to the income attributable to flow-through entities for tax purposes.

9. Accrued Liabilities

Niska Partners’ accrued liabilities consist of the following:

	June 30,	March 31,
	2013	2013

Accrued gas purchases	$39,095	$14,213
Accrued interest	17,269	2,845
Employee-related accruals	9,801	13,836
Other accrued liabilities	6,263	8,946
	$72,428	$39,840

10. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the three months ended June 30, 2013 and 2012 consists of the following:

	Three Months Ended
	June 30,
	2013	2012

Margin deposits	$11,551	$(22,321)
Trade receivables	960	2,110
Accrued receivables	77,427	22,920
Natural gas inventory	(45,693)	7,216
Prepaid expenses and other current assets	1,538	(954)
Other assets	(63)	—
Trade payables	336	(489)
Accrued liabilities	32,428	8,306
Deferred revenue	6,261	(11,235)
Other long-term liabilities	(79)	—
Total	$84,666	$5,553

During the three months ended June 30, 2012, changes in non-cash working capital include the receipt of proceeds of $14.2 million (June 30, 2013 - $ nil) from sales of cushion gas. The Company included such proceeds in cash flows from operations since the predominant source of cash flows for natural gas purchases and sales are operating in nature.

11. Supplemental Cash Flow Disclosures

	Three Months Ended
	June 30,
	2013	2012

Interest paid	$948	$4,225
Taxes recovered	$—	$(7)
Interest capitalized	$—	$1,622

Non-cash increase (decrease) in working capital related to property, plant and equipment expenditures	$130	$(2,857)

12. Segment Disclosures

The Company’s process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

Niska Partners operates along functional lines in its commercial, engineering, and operations teams for operations in Alberta, Northern California, and the U.S. Mid-continent.  All functional lines and facilities offer the same services: fee-based revenue, and optimization. The Company has a small marketing business which is an extension of the Company’s proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third party customers. All services are delivered using reservoir storage.  The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, before unrealized risk management gains and losses.  The Company has aggregated its operating segments into one reportable segment as at June 30, 2013 and March 31, 2013 and for each of the quarters ended June 30, 2013 and 2012.

Information pertaining to the Company’s short-term and long-term contract services and net optimization revenues is presented in the consolidated statements of earnings and comprehensive income.  All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, and local distribution companies, and municipal energy consumers.

The following tables summarize the net revenues and long-lived assets by geographic area:

	Three Months Ended
	June 30,
	2013	2012

Net realized revenues
U.S.	$8,494	$11,919
Canada	28,577	36,482
Net unrealized revenues
U.S.	12,454	(15,378)
Canada	7,664	(35,810)
Inter-entity
U.S.	—	—
Canada	—	—
	$57,189	$(2,787)

	June 30,	March 31,
	2013	2013
Long-lived assets (at period end)

U.S.	$407,430	$411,420
Canada	851,608	858,604
	$1,259,038	$1,270,024

13. Subsequent Events

Distributions

On July 31, 2013, the Board of Directors of Niska Partners approved a distribution of $0.35 per common unit, payable on August 15, 2013 to unitholders of record on August 12, 2013. The total distribution is expected to be approximately $12.3 million.

Distribution Reinvestment Plan

Niska Partners filed a registration statement with the SEC to authorize the issuance of up to 7,500,000 common units in connection with a distribution reinvestment plan (“DRIP”).  The DRIP provides unitholders of record and beneficial owners of common units a voluntary means by which unitholders can increase the number of common units owned by reinvesting the quarterly cash distributions unitholders would otherwise receive in the purchase of additional common units.  This registration statement became effective on July 31, 2013. Common units purchased under the DRIP will come from the Company’s authorized but unissued common units or from common units purchased on the open market. As of August 1, 2013, the Company had not yet issued any units under this registration statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this report. The following information and such unaudited consolidated financial statements should also be read in conjunction with the consolidated financial statements and related notes, management’s discussion and analysis of financial condition and results of operations and other information included our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires estimates and judgments to be made regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and remained unchanged as of June 30, 2013.

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

We earn revenues by leasing storage on a long-term firm (“LTF”) contract basis for which we receive monthly reservation fees for fixed amounts of storage, leasing storage on a short-term firm (“STF”) contract basis, where customers inject and withdraw specified amounts of gas and pay fees on specific dates, and optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins higher than those from third-party contracts. Proprietary optimization activities occur when the Company purchases and sells natural gas for its own account. Our revenues related to our marketing business are included in proprietary optimization activities.

The Company has a total of 225.5 billion cubic feet (“Bcf”) of working gas capacity among its facilities, including 8.5 Bcf leased from a third-party pipeline company.

In June 2013 we received approval from the California Public Utilities Commission for an expansion of working gas storage capacity of 25 Bcf at our Wild Goose facility.  We plan to release that capacity to our customers by December 2013.  When fully available, our total working gas capacity will be 75 Bcf at Wild Goose and 250.5 Bcf across all of our facilities.

We have aggregated all of our activities in one reportable operating segment for financial reporting purposes. Our consolidated financial statements are prepared in accordance with GAAP.

Factors that Impact Our Business

There have been no material changes in the disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 regarding this matter.

Results of Operations

A summary of financial data for each of the three months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended
	June 30,
	2013	2012
	(unaudited)
Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) Data:
Revenues:
Fee-based revenue	$31,471	$37,061
Optimization, net	25,718	(39,848)
	57,189	(2,787)
Expenses (income):
Operating	10,444	8,091
General and administrative	11,290	9,839
Depreciation and amortization	10,333	11,824
Interest	16,206	16,508
Loss on extinguishment of debt	—	599
Foreign exchange losses (gains)	858	(185)
Other expense (income)	391	(176)
Income (loss) before income taxes	7,667	(49,287)

Income tax benefit	(300)	(11,941)

Net earnings (loss) and comprehensive income (loss)	$7,967	$(37,346)

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings (Loss)
Net earnings (loss)	$7,967	$(37,346)
Add/(deduct):
Interest expense	16,206	16,508
Income tax benefit	(300)	(11,941)
Depreciation and amortization	10,333	11,824
Unrealized risk management (gains) losses	(20,118)	51,148
Loss on extinguishment of debt	—	599
Foreign exchange losses (gains)	858	(185)
Other expense (income)	391	(176)
Write-down of inventory	—	22,281
Adjusted EBITDA	15,337	52,712

Less:
Cash interest expense, net	15,371	15,594
Income taxes recovered	—	(7)
Maintenance capital expenditures	57	—
Other expense (income)	391	(176)
Cash Available for Distribution	$(482)	$37,301

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

Revenues

Revenues include fee-based revenue and optimization revenue, net. Fee-based revenue consists of long-term contracts for storage fees that are generated when we lease storage capacity on a term basis and short-term fees associated with specified injections and withdrawals of natural gas. Optimization revenue results from the purchase of natural gas inventory and its forward sale to future periods through financial and physical energy trading contracts, with our facilities being used to store the inventory between acquisition and disposition of the natural gas inventory.

Revenues for the three months ended June 30, 2013 and 2012, respectively, consisted of the following:

	Three Months Ended
	June 30,
	2013	2012
	(unaudited)

Long-term contract revenue	$20,596	$27,661
Short-term contract revenue	10,875	9,400
Fee-based revenue	31,471	37,061

Realized optimization, net	5,600	33,621
Unrealized risk management gains (losses)	20,118	(51,188)
Write-down of inventory	—	(22,281)
Optimization revenue, net	$25,718	$(39,848)

Changes in revenue in the quarter were primarily attributable to the following:

LTF Revenues.  LTF revenues for the three months ended June 30, 2013 declined by $7.1 million (26%) compared to the three months ended June 30, 2012. This decline was due in part to our decision to allocate 22 Bcf less storage capacity to this strategy than in the previous year. In addition, lower average rates for LTF contracts were obtained in the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

STF Revenues.  STF revenues for the three months ended June 30, 2013 increased by $1.5 million (16%) compared to the three months ended June 30, 2012. These increases resulted from more capacity being utilized for this strategy compared to the respective period in the prior year.

Optimization Revenues.  Total optimization revenues, increased to $25.7 million from net losses of $39.8 million in fiscal 2013.  When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

•     Realized Optimization Revenue, net. Realized optimization of $5.6 million in the current quarter decreased by $28.0 million from $33.6 million in the first quarter of the previous year. This decrease resulted from a significant reduction in realized gains from financial hedges in the three months ended June 30, 2013, compared to the same period last year. During the first quarter of the prior year, we realized substantial gains on financial hedges for proprietary inventories that had been positioned for sale in spring and early summer.  These financial gains were not offset by realized physical losses because conditions in the natural gas storage market provided incentives to carry that inventory to future periods.  In the three months ended June 30, 2013, we carried significantly less proprietary inventory over year end and therefore had substantially fewer hedges positioned for realization in the first quarter.  During the three month period ended June 30, 2013, we realized losses on these financial hedges as a result of increases in natural gas prices relative to the sales contracts that settled during the period.  However, these losses were more than offset by gains on physical deliveries, as the natural gas storage markets encouraged us to store proprietary inventories for shorter periods. Typically, the recognition of revenue from proprietary optimization activities is lower in the summer months and higher in the winter months as we purchase inventory in the summer for delivery in later periods.  In FY2014, realized optimization is expected to reflect patterns of a more typical storage year. The three month period ended June 30, 2013 also included $2.5 million in optimization revenue related to our marketing business, compared to $2.4 million realized during the three month period ended June 30, 2012.

•     Unrealized Risk Management Gains (Losses).   Unrealized risk management gains in the three month period ended June 30, 2013 resulted from increases in the value of financial hedges as a result of natural gas prices decreasing relative to average sales contract prices in future months. In the prior year, unrealized risk management losses resulted from decreases in the value of financial hedges due to increases in natural gas prices relative to the average sales contract prices for the three month period, as well as the realization during the period of significant amounts of previously unrealized gains. The three month period ended June 30, 2013 also included $3.8 million in unrealized risk management losses related to our marketing business, compared to $0.6 million in unrealized risk management gains during the three month period ended June 30, 2012. The unrealized risk management losses in the marketing business in the three month period ended June 30, 2013 resulted from decreases in the value of financial hedges as a result of natural gas prices decreasing relative to average purchase contract prices in future months.

•     Write-Down of Inventory. During the fourth quarter of fiscal 2012, near-term prices of natural gas fell dramatically. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. Concurrently, the steepening of the forward curve at that time as noted above encouraged us to realize incremental revenues through the repositioning of inventory deliveries from the fourth quarter of fiscal 2012 into future periods in fiscal 2013 or beyond. Natural gas prices continued to fall during the first quarter of fiscal 2013. Consequently, the market value of our inventories fell below the carrying cost by the end of the first quarter and we wrote down our proprietary inventories by $22.3 million to the lower of cost or market value. No write-down occurred in the current period.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 and 2012 consisted of the following:

	Three Months Ended
	June 30,
	2013	2012
	(unaudited)

Lease costs and property taxes	$3,625	$3,548
Fuel and electricity	3,551	1,905
Salaries and benefits	1,821	1,434
Maintenance	826	649
General operating costs	621	555
Total operating expenses	$10,444	$8,091

Operating expenses for the quarter ended June 30, 2013 increased by $2.4 million (29%) compared to the quarter ended June 30, 2012. A 57% increase in cycled volumes resulting in increased fuel and power consumption, combined with high power prices led to an increase of $1.6 million in fuel and electricity costs compared to the same period in the prior year.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 and 2012 consisted of the following:

	Three Months Ended
	June 30,
	2013	2012
	(unaudited)

Compensation costs	$7,077	$5,920
General costs, including office and information technology costs	1,208	1,339
Legal, audit and regulatory costs	3,005	2,580
Total general and administrative expenses	$11,290	$9,839

General and administrative expenses for the quarter ended June 30, 2013 increased by $1.5 million (15%) compared to the quarter ended June 30, 2012. Compensation costs increased principally as a result of higher incentive compensation accruals principally related to long-term compensation plans.

Depreciation and Amortization Expense

Depreciation and amortization expense for the quarter ended June 30, 2013 decreased by $1.5 million (13%) compared to the quarter ended June 30, 2012. The decrease for the three month period was primarily attributable to a reduction in cushion gas migration at one of our facilities ($2.4 million), offset by additional depreciation from equipment purchased as part of our capacity expansion ($0.9 million).

Interest Expense

	Three Months Ended
	June 30,
	2013	2012
	(unaudited)

Interest on senior notes	$14,284	$14,284
Interest on revolving credit facility	806	2,561
Amortization of deferred charges	835	908
Other interest	281	377
	16,206	18,130

Less: Capitalized interest	—	1,622
Total interest expenses	$16,206	$16,508

Interest expense for the three months ended June 30, 2013 decreased by $0.3 million (2%) compared to the three months ended June 30, 2012 as a result of lower utilization of the revolving credit facility, offset by an absence of capitalized interest due to the completion of a project at our Wild Goose facility in fiscal 2013.

Loss on Extinguishment of Debt

We amended and restated our $400 million Credit agreement on June 29, 2012.  The write-off of a portion of deferred financing costs associated with the prior agreement resulted in a loss on debt extinguishment of $0.6 million in the prior period.

Income Taxes

Income tax benefit was $0.3 million for the three months ended June 30, 2013 compared to a benefit of $11.9 million for the same period of the prior year.  Income tax benefit in the current three month period is primarily due to the Canadian subsidiaries recognizing aggregate losses for tax purposes in the period.

The effective tax rate for the three months ended June 30, 2013 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of losses in taxable entities which have a lower statutory rate.

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

Our principal debt covenant is our fixed charge coverage ratio (“FCCR”), which is included in both our $400 million Credit Agreement and the indenture on our Senior Notes. When our FCCR, which is calculated on a trailing-twelve month basis by dividing Adjusted EBITDA (defined substantially the same as presented herein) by fixed charges (which are measured as interest expense plus the amount of interest capitalized, but giving pro forma credit for the all of the previous twelve months for certain debt purchases and acquisitions), is less than 2.0 to 1.0, we are restricted in our ability to issue new debt. However, this restriction does not impact our ability to access our existing $400 million Credit Facility, or to amend, extend or replace that facility. When our FCCR is below 1.75 to 1.0, we are restricted in our ability to pay distributions. At June 30, 2013, our FCCR was 2.1 to 1.0. If our fixed charge coverage ratio were to fall below 1.75 to 1.0, we would be permitted thereafter to pay $75 million of distributions. This $75 million amount is cumulative for all periods that our FCCR is below 1.75 to 1.0. The appropriateness and amount of distributions are determined by our board of directors on a quarterly basis.

In order to enhance our financial flexibility, in June 2012 we amended and restated our $400 million Credit Agreement.  The new agreement is substantially the same as the prior agreement, except that the maturity has been extended from March 5, 2014 to June 29, 2016, and pricing has been improved due to a more favorable pricing grid based on leverage levels and the elimination of a floor of 150 basis points on LIBOR-based borrowings.  At June 30, 2013, we had $11.0 million in borrowings, $25.4 million committed in support of letters of credit and $363.6 million of unutilized capacity related to our credit facility.

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

Cash Flows from Operations and Investing Activities

The following table summarizes our sources and uses of cash for the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended
	June 30,
	2013	2012
	(unaudited)
Operating Activities:
Net earnings (loss)	$7,967	$(37,346)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Unrealized foreign exchange losses (gains)	980	(83)
Deferred income tax benefit	(300)	(11,934)
Unrealized risk management (gains) losses	(20,118)	51,148
Depreciation and amortization	10,333	11,824
Deferred charges amortization	835	908
Loss on extinguishment of debt	—	599
Write-down of inventory	—	22,281
Changes in non-cash working capital	84,666	5,553
Net cash provided by operating activities	84,363	42,950

Net cash used in investing activities	(302)	(10,238)

Net cash used in financing activities	(66,627)	(31,547)

Effect of translation of foreign currency on cash and cash equivalents	(169)	(149)

Net Increase in Cash and Cash Equivalents	$17,265	$1,016

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

During the three months ended June 30, 2013, we realized a significant increase in cash from operations compared to the three months ended June 30, 2012.  This increase resulted principally from the collection in April 2013 of accounts receivable generated in March 2013 from substantial sales of proprietary optimization inventory.  The proceeds from these receivables realizations were principally used to repay amounts outstanding under our revolving credit facilities and finance inventory purchases for the current fiscal year.

Changes in non-cash working capital consisted of the following:

	Three Months Ended
	June 30,
	2013	2012
	(unaudited)
Changes in non-cash working capital

Margin deposits	$11,551	$(22,321)
Trade receivables	960	2,110
Accrued receivables	77,427	22,920
Natural gas inventory	(45,693)	7,216
Prepaid expenses and other current assets	1,538	(954)
Other assets	(63)	—
Trade payables	336	(489)
Accrued liabilities	32,428	8,306
Deferred revenue	6,261	(11,235)
Other long-term liabilities	(79)	—
Total	$84,666	$5,553

As noted above, working capital can change significantly from period to period and is primarily affected by timing differences between the purchase and sale of natural gas inventory, including margin requirements and cash settlement on related risk management instruments, and the timing of collections from our customers. Non-cash working capital increased to $84.7 million compared to $5.6 million in the same period of the prior year.

Investing Activities

Substantially all of our cash used for investing activities consisted of capital expenditures in each of the three months ended June 30, 2013 and 2012. Capital expenditures in each three month period consisted of the following:

	Three Months Ended
	June 30,
	2013	2012
	(unaudited)

Maintenance capital	$57	$—
Expansion capital	115	15,295
Total capital expenditures	172	15,295

Change in accrued capital expenditures	130	(2,857)

Proceeds from sale of assets	—	(2,200)
Net cash used in investing activities	$302	$10,238

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. During the three months ended June 30, 2012, we spent a total of $15.3 million on expansion capital, the majority of which related to a project at our Wild Goose facility. The project was completed and put into service during fiscal 2013, leading to a significant reduction in expansion capital.

Under our current plan, we expect to continue to spend between approximately $1.0 million and $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. Expansion capital for the balance of fiscal 2014 is expected to be approximately $10.0 million and relates principally to enhancing existing capacity and developing new projects.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 regarding this matter.

At June 30, 2013, 36.1 Bcf of natural gas inventory was economically hedged, representing 99.8% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of inventory would increase by $36.2 million, the fair value or mark-to-market value of our economic hedges would decrease by $36.1 million, and the impact due to the non-economically hedged position would be $0.1 million. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of inventory would decrease by $36.2 million while the fair value of our economic hedges would increase by $36.1 million and the impact due to the non-economically hedged position would be $0.1 million. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at June 30, 2013 are 3.4 Bcf and 0.0 Bcf, respectively.

At June 30, 2013, we were exposed to interest rate risk resulting from the variable rates associated with our $400 million Credit Agreement. A balance of $11.0 million was drawn on the Credit Facilities at June 30, 2013.  The interest rate applicable on the Credit Facilities is subject to change based on certain ratios and the magnitude of our drawings on the facility.  At June 30, 2013, a one percent increase or decrease in interest rates would have an impact of approximately $0.1 million on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and the CFO have concluded that our controls and procedures were effective as of June 30, 2013. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed on June 7, 2013.

Item 6.  Exhibits

Exhibit Number		Description
3.1	—

Certificate of formation of Niska Gas Storage Partners LLC (incorporated by reference to exhibit 3.1 to Amendment No. 2 to the Company’s registration statement on Form S-1 (Registration No. 333-165007), filed on April 15, 2010)

3.2	—

Amendment No. 1 to the First Amended and Restated Operating Agreement of Niska Gas Storage Partners LLC dated April 2, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 3, 2013.

3.3	—

Second Amended and Restated Operating Agreement of Niska Gas Storage Partners LLC dated April 2, 2013 (incorporated by reference to exhibit 3.2 of the Company’s Current Report on Form 8-K filed on April 3, 2013)

10.1	—

Sponsor Equity Restructuring Agreement, by and among Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöperatief U.A. dated April 2, 2013 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 3, 2013.

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

NISKA GAS STORAGE PARTNERS LLC

Date: August 2, 2013	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)