Form 10-Q
period 2013-09-30
Niska Gas Storage Partners LLC
filed 2013-11-01
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 001-34733

Niska Gas Storage Partners LLC

(Exact name of registrant as specified in its charter)

Delaware	27-1855740
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification number)

1001 Fannin Street, Suite 2500
Houston, TX	77002
(Address of principal executive offices)	(Zip Code)

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

As of October 31, 2013, there were 34,904,962 Common Units outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:
Fee-based revenue	$33,197	$40,998	$64,667	$78,059
Optimization, net	3,666	(16,453)	29,384	(56,301)
	36,863	24,545	94,051	21,758
Expenses (income):
Operating	8,877	8,826	19,321	16,920
General and administrative	9,515	8,077	20,804	17,915
Depreciation and amortization	10,298	13,242	20,631	25,065
Interest	16,397	16,672	32,603	33,180
Loss on extinguishment of debt	—	—	—	599
Foreign exchange (gains) losses	(410)	(149)	447	(336)
Other (income) expense	(17)	(8)	374	(185)

LOSS BEFORE INCOME TAXES	(7,797)	(22,115)	(129)	(71,400)
Income tax expense (benefit)	48	(6,718)	(252)	(18,658)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(7,845)	$(15,397)	$123	$(52,742)

Net earnings (loss) allocated to:

Managing Member	$(154)	$(305)	$4	$(1,044)
Common unitholders	$(7,691)	$(7,622)	$119	$(26,109)
Subordinated unitholder (Notes 1 and 6)	$—	$(7,470)	$—	$(25,589)

Earnings (loss) per unit allocated to common unitholders
- basic and diluted	$(0.22)	$(0.22)	$—	$(0.76)

Earnings (loss) per unit allocated to subordinated unitholders
- basic and diluted (Notes 1 and 6)	$—	$(0.22)	$—	$(0.76)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	September 30,	March 31,
	2013	2013
ASSETS
Current assets
Cash and cash equivalents	$8,189	$10,610
Margin deposits	21,972	18,474
Trade receivables	999	2,702
Accrued receivables	22,280	106,726
Natural gas inventory	175,160	83,416
Prepaid expenses and other current assets	3,125	4,688
Short-term risk management assets	27,208	21,159
	258,933	247,775
Long-term assets
Property, plant and equipment, net of accumulated depreciation	903,677	918,061
Goodwill	245,604	245,604
Long-term natural gas inventory	15,264	15,264
Intangible assets, net of accumulated amortization	69,032	73,998
Deferred charges, net of accumulated amortization	12,749	14,420
Other assets	2,703	2,677
Long-term risk management assets	6,521	6,593
	1,255,550	1,276,617
TOTAL	$1,514,483	$1,524,392

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Revolving credit facility	$60,500	$65,000
Current portion of obligations under capital lease	1,279	1,259
Trade payables	1,146	1,048
Current portion of deferred taxes	14,304	14,303
Deferred revenue	375	568
Accrued liabilities	57,174	39,840
Short-term risk management liabilities	19,000	20,005
	153,778	142,023
Long-term liabilities
Long-term risk management liabilities	5,071	4,574
Asset retirement obligations	2,001	2,007
Other long-term liabilities	1,385	1,461
Deferred income taxes	120,691	120,935
Obligations under capital lease	11,581	12,225
Long-term debt	643,790	643,790
	938,297	927,015
Members’ equity
Common units	300,987	321,642
Subordinated units (Notes 1 and 6)	—	265,877
Managing Member’s interest	275,199	9,858
	576,186	597,377
Commitments and contingencies (Note 2)
TOTAL	$1,514,483	$1,524,392

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	September 30,
	2013	2012

Operating Activities
Net earnings (loss)	$123	$(52,742)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Unrealized foreign exchange losses (gains)	370	(105)
Deferred income tax benefit	(252)	(18,652)
Unrealized risk management (gains) losses	(6,486)	79,856
Depreciation and amortization	20,631	25,065
Deferred charges amortization	1,670	1,743
Loss on extinguishment of debt	—	599
Write-down of inventory	—	22,281
Changes in non-cash working capital	8,817	(28,802)
Net cash provided by operating activities	24,873	29,243

Investing Activities
Property, plant and equipment expenditures	(915)	(26,292)
Proceeds on sale of assets	—	2,200
Net cash used in investing activities	(915)	(24,092)

Financing Activities
Proceeds from revolver drawings	227,000	176,948
Revolver payments	(231,500)	(161,948)
Payment of deferred financing costs	—	(3,127)
Proceeds from obligations under capital lease	—	712
Repayments of obligations under capital lease	(625)	—
Distributions to Unitholders	(21,313)	(22,727)
Net cash used in financing activities	(26,438)	(10,142)

Effect of translation on foreign currency cash and cash equivalents	59	148
Net decrease in cash and cash equivalents	(2,421)	(4,843)
Cash and cash equivalents, beginning of period	10,610	13,342
Cash and cash equivalents, end of period	$8,189	$8,499

Supplemental cash flow disclosures (Note 11)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

			Managing
	Common	Subordinated	Member
	Units	Units	Interest	Total

Balance, April 1, 2012	$391,585	$287,105	$11,700	$690,390

Net loss	(26,109)	(25,589)	(1,044)	(52,742)

Distributions to unitholders	(23,762)	370	(473)	(23,865)

Balance, September 30, 2012	$341,714	$261,886	$10,183	$613,783

Balance, April 1, 2013	$321,642	$265,877	$9,858	$597,377

Cancellation of subordinated units	—	(265,877)	265,877	—

Net income	119	—	4	123

Distributions to unitholders	(26,721)	—	(540)	(27,261)

Issuance of common units	5,947	—	—	5,947

Balance, September 30, 2013	$300,987	$—	$275,199	$576,186

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

1. Organization and Basis of Presentation

Organization

Niska Gas Storage Partners LLC (“Niska Partners” or the “Company”) is a publicly-traded Delaware limited liability company (NYSE:NKA) which independently owns and/or operates natural gas storage assets in North America. The Company operates the Countess and Suffield gas storage facilities (collectively, the AECO Hub™) in Alberta, Canada and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Each of these facilities markets natural gas storage services in addition to optimizing storage capacity with its own proprietary gas purchases.

On April 2, 2013, Niska Partners completed an equity restructuring with affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (collectively the “Carlyle/Riverstone Funds”).  In the restructuring, all of the Company’s 33.8 million subordinated units and previous incentive distribution rights (all of which were owned by the Carlyle/Riverstone Funds) were combined into and restructured as a new class of incentive distribution rights (“new IDRs”).  The equity restructuring, which did not require any further consents or approvals, was effective as of the same day.  The transaction was unanimously approved by the Company’s Board of Directors on the unanimous approval and recommendation of its Conflicts Committee, which is composed solely of independent directors.

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

The new IDRs entitle the Carlyle/Riverstone Funds to receive 48% of any quarterly cash distributions after Niska Partners’ common unit holders have received the full minimum quarterly distribution ($0.35 per unit) for each quarter plus any arrearages from prior quarters (of which there are currently none).  The previous incentive distribution rights entitled the Carlyle/Riverstone Funds to receive increasing percentages (ranging from 13% to 48%) of incremental cash distributions after the unit holders (both common and subordinated) exceeded quarterly distributions ranging from $0.4025 per unit to $0.5250 per unit.  In addition, for a period of five years, and provided that the Carlyle/Riverstone Funds continue to own a majority of both the managing member and the new IDRs, the Carlyle/Riverstone Funds will be deemed to own 33.8 million “Notional Subordinated Units” in connection with votes to remove and replace the managing member.  These Notional Subordinated Units are not entitled to distributions, but preserve the Carlyle/Riverstone Fund’s voting rights with respect to removal of the managing member.

At September 30, 2013, Niska Partners had 34,904,962 common units outstanding. Of this amount, 17,404,962 common units are owned by the Carlyle/Riverstone Funds, along with a 1.96% Managing Member’s interest in the Company and all of the Company’s new IDRs. Including all of the common units owned by the Carlyle/Riverstone Funds, along with the 1.96% Managing Member’s interest, the Carlyle/Riverstone Funds have a 50.85% ownership interest in the Company, excluding the IDRs, which are a variable interest. The remaining 17,500,000 common units, representing a 49.15% ownership interest in the Company excluding the IDRs, are owned by the public.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

1. Organization and Basis of Presentation (continued)

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except for the balance sheet at March 31, 2013 which is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of September 30, 2013, the results of Niska Partners’ operations for the three and six months ended September 30, 2013 and 2012, along with its cash flows for the six months ended September 30, 2013 and 2012. The results of operations for the three and six months ended September 30, 2013 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2014.  The optimization of proprietary gas purchases is seasonal with the majority of the revenues and costs associated with the physical sale of proprietary gas generally occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

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

3. Debt

Niska Partners’ debt obligations consist of the following:

	September 30,	March 31,
	2013	2013

Senior Notes due 2018	$643,790	$643,790
Revolving credit facility	60,500	65,000
Total	704,290	708,790
Less portion classified as current	(60,500)	(65,000)
	$643,790	$643,790

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

3. Debt (continued)

Senior Notes

Interest on the Senior Notes is payable semi-annually on March 15 and September 15 at a rate of 8.875% per annum. The Senior Notes will mature on March 15, 2018. No principal payments on the Senior Notes are required prior to maturity except in certain instances of default. As at September 30, 2013, the estimated fair value of the Senior Notes was $674.7 million (March 31, 2013 - $669.5 million).

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

Under this limitation the indenture would have permitted the Company to distribute approximately $252.7 million as at September 30, 2013.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

3. Debt (continued)

At September 30, 2013, the fixed charge coverage ratio was 2.1 to 1.0 and Niska Partners was permitted to pay the distribution described in Note 13. When the ratio declines below 2.0 to 1.0 the Company is restricted in its ability to issue new debt.

$400 Million Credit Agreement

Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership, has senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the “Credit Facilities” or the “$400 million Credit Agreement”). Each revolving credit facility matures on June 29, 2016.

As at September 30, 2013, $60.5 million in borrowings, with a weighted average interest rate of 3.94% (March 31, 2013 — $65.0 million of borrowings had a weighted average interest rate of 3.69%), were outstanding under the Credit Facilities. Amounts committed in support of letters of credit totaled $34.8 million at September 30, 2013 (March 31, 2013 - $3.3 million). Any borrowings under the $400 million Credit Agreement are classified as current.

The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of September 30, 2013, the borrowing base collateral totaled $388.5 million.

The $400 million Credit Agreement contains limitations on Niska Partners’ ability to incur additional debt or to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are similar to those contained in the indenture governing the Senior Notes, but contain certain substantive differences.  As a result of these differences, the limitations on restricted payments contained in the Credit Agreement should be less restrictive than the limitations contained in the indenture.  As of September 30, 2013, Niska Partners was in compliance with all covenant requirements under the Senior Notes and the $400 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of September 30, 2013.

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

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At September 30, 2013, 54.2 Bcf of natural gas inventory was offset with financial contracts, representing 100% of total current inventory. Non-cycling working gas, which is included in long-term inventory, and fuel gas used for operating the facilities are excluded from the coverage requirement. Total volumes of long-term inventory and fuel gas at September 30, 2013 are 3.4 Bcf and 0.0 Bcf, respectively. As of September 30, 2013 and March 31, 2013, the volumes of inventories which were economically hedged using each type of contract were:

	September 30,		March 31,
	2013		2013

Forwards	0.8	Bcf	1.6	Bcf
Futures	54.5	Bcf	14.1	Bcf
Swaps	—		10.0	Bcf
Options	—		—
	55.3	Bcf	25.7	Bcf

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers.  Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment.  For the six months ended September 30, 2013 and 2012, no trade receivables were deemed to be uncollectible. It is management’s opinion that no allowance for doubtful accounts is required at September 30, 2013 or March 31, 2013 on accrued and trade accounts receivable.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Credit risk is assessed prior to transacting with any counterparty and each counterparty is required to maintain an investment grade rating, provide a parental guarantee from an investment grade parent, or provide an alternative method of financial assurance (letter of credit, cash, etc) to support proposed transactions. In addition, the Company’s tariffs contain provisions that permit it to take title to a customer’s inventory should the customer’s account remain unpaid for an extended period of time. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 35.3% of gross revenues for the six months ended September 30, 2013 is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default.

Exchange traded futures and options comprise approximately 68.7% of Niska Partners’ commodity risk management assets at September 30, 2013. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At September 30, 2013, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $60.5 million was drawn at September 30, 2013.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the U.S. dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at September 30, 2013 was $42.0 million (March 31, 2013 - $84.0 million). These contracts expire on various dates between October 1, 2013 and June 1, 2016. Niska Partners has not elected hedge accounting treatment, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at September 30, 2013 and March 31, 2013:

	Energy	Currency
September 30, 2013	Contracts	Contracts	Total

Short-term risk management assets	$27,076	$132	$27,208
Long-term risk management assets	6,426	95	6,521
Short-term risk management liabilities	(18,869)	(131)	(19,000)
Long-term risk management liabilities	(5,071)	—	(5,071)
	$9,562	$96	$9,658

	Energy	Currency
March 31, 2013	Contracts	Contracts	Total

Short-term risk management assets	$20,383	$776	$21,159
Long-term risk management assets	6,593	—	6,593
Short-term risk management liabilities	(19,792)	(213)	(20,005)
Long-term risk management liabilities	(4,477)	(97)	(4,574)
	$2,707	$466	$3,173

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Information about the Company’s risk management assets and liabilities that had netting or rights of offset arrangements are as follows:

September 30, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$116,883	$(83,380)	$33,503	$(22,944)	$10,559
Currency derivatives	273	(47)	226	(226)	—
Total assets	117,156	(83,427)	33,729	(23,170)	10,559
Liabilities
Commodity derivatives	107,320	(83,380)	23,940	(16,433)	7,507
Currency derivatives	178	(47)	131	(131)	—
Total liabilities	107,498	(83,427)	24,071	(16,564)	7,507

Net	$9,658	$—	$9,658	$(6,606)	$3,052

March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$88,682	$(61,706)	$26,976	$(15,030)	$11,946
Currency derivatives	881	(105)	776	(776)	—
Total assets	89,563	(61,811)	27,752	(15,806)	11,946
Liabilities
Commodity derivatives	85,975	(61,706)	24,269	(16,861)	7,408
Currency derivatives	415	(105)	310	(164)	146
Total liabilities	86,390	(61,811)	24,579	(17,025)	7,554

Net	$3,173	$—	$3,173	$1,219	$4,392

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

The Company expects to recognize risk management assets and liabilities outstanding at September 30, 2013 into net earnings and comprehensive income in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total
Fiscal year ending March 31, 2014	$5,141	$(13)	$5,128
Fiscal year ending March 31, 2015	3,870	40	3,910
Fiscal year ending March 31, 2016	307	44	351
Thereafter	244	25	269
	$9,562	$96	$9,658

Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Energy contracts
Realized	$14,032	$2,882	$7,690	$31,435
Unrealized	(12,234)	(26,513)	6,856	(79,131)
Currency contracts
Realized	132	(439)	1,596	12
Unrealized	(1,398)	(2,178)	(370)	(748)
	$532	$(26,248)	$15,772	$(48,432)

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

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

5. Fair Value Measurements (continued)

Fair values have been determined as follows for Niska Partners financial assets and liabilities that were accounted for at fair value on a recurring basis:

September 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$33,503	$—	$33,503
Currency derivatives	—	226	—	226
Total assets	—	33,729	—	33,729
Liabilities
Commodity derivatives	—	23,940	—	23,940
Currency derivatives	—	131	—	131
Total liabilities	—	24,071	—	24,071

Net	$—	$9,658	$—	$9,658

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$26,976	$—	$26,976
Currency derivatives	—	776	—	776
Total assets	—	27,752	—	27,752
Liabilities
Commodity derivatives	—	24,269	—	24,269
Currency derivatives	—	310	—	310
Total liabilities	—	24,579	—	24,579

Net	$—	$3,173	$—	$3,173

The Company’s financial assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2.  The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach.  The key inputs used in Niska Partners’ valuation models include transaction-specific details such as notional volumes, contract prices, and contract terms as well as forward market prices and basis differentials for natural gas obtained from third-party service providers (typically the New York Mercantile Exchange, or NYMEX).  There were no changes in Niska Partners’ approach to determining fair value and there were no transfers out of Level 2 during the periods ended September 30, 2013 and March 31, 2013.

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

During the three months ended September 30, 2013, the Carlyle/Riverstone Funds elected to participate in the DRIP and were issued 412,717 common units in lieu of receiving cash distributions of $5.9 million.

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

The plan was amended effective April 1, 2012. The performance measure for Phantom Units granted after that date is based on TUR metrics compared to such metrics of a select group of peer companies. The TUR metrics are calculated based on the Company’s percentile ranking during the applicable performance period compared to a peer group. Provided that the Company has satisfied its minimum quarterly distribution targets for the common units, the Phantom Units will vest variably according to the Company’s performance relative to its peer group.

During the six months ended September 30, 2013, Phantom Units totaling 270,042 were granted at a weighted average price of $12.68.  During the six months ended September 30, 2012, Phantom Units totaling 695,349 were granted at a weighted average price of $9.99.

The Plan is administered by the Compensation Committee of the Board of Directors.  The Plan permits the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units. As of September 30, 2013, 1,724,175 units (March 31, 2013 - 2,045,693 units) were available for grant.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

6. Members’ Equity (Continued)

The following is a reconciliation of Phantom Units Outstanding as of September 30, 2013:

	Number of Time- Based Units	Number of Performance-Based Units	Total Units
Balance at March 31, 2013	624,518	307,489	932,007
Granted	135,021	135,021	270,042
Vested and paid	(61,498)	(61,498)	(122,996)
Forfeited	(21,752)	(21,752)	(43,504)
Distribution equivalent rights	33,274	18,202	51,476
Balance at September 30, 2013	709,563	377,462	1,087,025

Unit-based compensation costs for the three and six months ended September 30, 2013 were $2.3 million and $5.6 million respectively ($2.0 million and $3.7 million for the three and six months ended September 30, 2012, respectively).

Earnings per unit:

Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown below. Net income for the three and six months ended September 30, 2013, after the allocation to Managing Member’s interest, was only attributable to common unitholders as a result of cancellation of the Company’s subordinated units at the beginning of the current fiscal year. The cancellation of subordinated units has not impacted the prior-period calculation of earnings per unit.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net earnings (loss) attributable to Niska Partners	$(7,845)	$(15,397)	$123	$(52,742)
Less:
Managing Member’s interest	154	305	(4)	1,044
Net earnings (loss) attributable to common and subordinated unitholders	$(7,691)	$(15,092)	$119	$(51,698)

Denominator:
Basic:
Weighted average units outstanding	34,698,604	68,296,990	34,595,988	68,296,990

Diluted:
Weighted average units outstanding	34,698,604	68,296,990	34,595,988	68,296,990

Earnings (loss) per unit:
Basic	$(0.22)	$(0.22)	$—	$(0.76)
Diluted	$(0.22)	$(0.22)	$—	$(0.76)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

7. Revenues

Niska Partners’ fee-based revenue consists of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Long-term contract revenue	$20,287	$28,129	$40,883	$55,791
Short-term contract revenue	12,910	12,869	23,784	22,268
Total	$33,197	$40,998	$64,667	$78,059

Optimization, net consists of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Realized optimization revenue, net	$17,298	$12,238	$22,898	$45,859
Unrealized risk management (losses) gains	(13,632)	(28,691)	6,486	(79,879)
Write-down of inventory	—	—	—	(22,281)
Total	$3,666	$(16,453)	$29,384	$(56,301)

8. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Income tax expense (benefit)	$48	$(6,718)	$(252)	$(18,658)

Effective income tax rate	-1%	30%	195%	26%

Income tax benefit was $0.3 million for the six months ended September 30, 2013 compared to a benefit of $18.7 million in the same period of the prior year. The income tax benefit in the current period is due mainly to the recognition of losses in certain taxable Canadian entities.

The effective tax rate for the three and six months ended September 30, 2013 and 2012 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of losses in some entities.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

9. Accrued Liabilities

Niska Partners’ accrued liabilities consist of the following:

	September 30,	March 31,
	2013	2013

Accrued gas purchases	$33,134	$14,213
Employee-related accruals	14,147	13,836
Accrued interest	3,137	2,845
Other accrued liabilities	6,756	8,946
	$57,174	$39,840

10. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the six months ended September 30, 2013 and 2012 consists of the following:

	Six Months Ended
	September 30,
	2013	2012

Margin deposits	$(3,498)	$(30,730)
Trade receivables	1,670	1,126
Accrued receivables	83,937	19,694
Natural gas inventory	(91,744)	6,865
Prepaid expenses and other current assets	1,563	(17,291)
Other assets	(63)	—
Trade payables	110	(202)
Accrued liabilities	17,109	2,611
Deferred revenue	(193)	(10,875)
Other long-term liabilities	(74)	—
Total	$8,817	$(28,802)

During the six months ended September 30, 2012, changes in non-cash working capital included the receipt of proceeds of $14.2 million (September 30, 2013 - $ nil) from sales of cushion gas. The Company included such proceeds in cash flows from operations since the predominant source of cash flows for natural gas purchases and sales are operating in nature.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

11. Supplemental Cash Flow Disclosures

	Six Months Ended
	September 30,
	2013	2012

Interest paid	$30,641	$34,489
Taxes paid (recovered)	$6	$(7)
Interest capitalized	$—	$2,786

Non-cash (decrease) increase in working capital related to property, plant and equipment expenditures	$(324)	$4,606

Non-cash earnings distribution and reinvestment	$5,947	$—

12. Segment Disclosures

The Company’s process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

Niska Partners operates along functional lines in its commercial, engineering, and operations teams for operations in Alberta, Northern California, and the U.S. Mid-continent.  All functional lines and facilities offer the same services: fee-based revenue, and optimization. The Company has a small marketing business which is an extension of the Company’s proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third-party customers. All services are delivered using reservoir storage.  The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses.  The Company has aggregated its operating segments into one reportable segment as at September 30, 2013 and March 31, 2013 and for each of the three months and six months period ended September 30, 2013 and 2012.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Tabular amounts expressed in thousands of U.S. dollars unless otherwise noted)

12. Segment Disclosures (Continued)

The following tables summarize the net revenues and long-lived assets by geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net realized revenues
U.S.	$11,282	$18,817	$19,775	$30,736
Canada	39,213	34,419	67,790	70,902
Net unrealized revenues
U.S.	(6,146)	(12,716)	6,308	(28,093)
Canada	(7,486)	(15,975)	178	(51,787)
Inter-entity
U.S.	—	—	—	—
Canada	—	—	—	—
	$36,863	$24,545	$94,051	$21,758

	September 30,	March 31,
	2013	2013
Long-lived assets (at period end)

U.S.	$404,082	$411,420
Canada	844,947	858,604
	$1,249,029	$1,270,024

13. Subsequent Events

Distributions

On October 30, 2013, the Board of Directors of Niska Partners approved a distribution of $0.35 per common unit, payable on November 21, 2013 to unitholders of record on November 13, 2013. The total distribution is expected to be approximately $12.5 million.

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

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires estimates and judgments to be made regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and remained unchanged as of September 30, 2013.

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

The Company has a total of 250.5 billion cubic feet (“Bcf”) of working gas capacity among its facilities, including 8.5 Bcf leased from a third-party pipeline company.

We have aggregated all of our activities in one reportable operating segment for financial reporting purposes. Our consolidated financial statements are prepared in accordance with GAAP.

Factors that Impact Our Business

There have been no material changes in the disclosure made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 regarding this matter.

Results of Operations

A summary of financial data for each of the three and six months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) Data:
Revenues:
Fee-based revenue	$33,197	$40,998	$64,667	$78,059
Optimization, net	3,666	(16,453)	29,384	(56,301)
	36,863	24,545	94,051	21,758
Expenses (income):
Operating	8,877	8,826	19,321	16,920
General and administrative	9,515	8,077	20,804	17,915
Depreciation and amortization	10,298	13,242	20,631	25,065
Interest	16,397	16,672	32,603	33,180
Loss on extinguishment of debt	—	—	—	599
Foreign exchange (gains) losses	(410)	(149)	447	(336)
Other (income) expense	(17)	(8)	374	(185)
Loss before income taxes	(7,797)	(22,115)	(129)	(71,400)

Income tax expense (benefit)	48	(6,718)	(252)	(18,658)

Net earnings (loss) and comprehensive income (loss)	$(7,845)	$(15,397)	$123	$(52,742)

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings (Loss)
Net earnings (loss)	$(7,845)	$(15,397)	$123	$(52,742)
Add/(deduct):
Interest expense	16,397	16,672	32,603	33,180
Income tax expense (benefit)	48	(6,718)	(252)	(18,658)
Depreciation and amortization	10,298	13,242	20,631	25,065
Unrealized risk management losses (gains)	13,632	28,691	(6,486)	79,856
Loss on extinguishment of debt	—	—	—	599
Foreign exchange (gains) losses	(410)	(149)	447	(336)
Other (income) expense	(17)	(8)	374	(185)
Write-down of inventory	—	—	—	22,281
Adjusted EBITDA	32,103	36,333	47,440	89,060

Less:
Cash interest expense, net	15,562	15,865	30,933	31,459
Income taxes paid (recovered)	6	—	6	(7)
Maintenance capital expenditures	902	914	959	914
Other (income) expense	(17)	(8)	374	(185)
Cash Available for Distribution	$15,650	$19,562	$15,168	$56,879

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

Revenues for the three and six months ended September 30, 2013 and 2012, respectively, consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Long-term contract revenue	$20,287	$28,129	$40,883	$55,791
Short-term contract revenue	12,910	12,869	23,784	22,268
Fee-based revenue	33,197	40,998	64,667	78,059

Realized optimization, net	17,298	12,238	22,898	45,859
Unrealized risk management (losses) gains	(13,632)	(28,691)	6,486	(79,879)
Write-down of inventory	—	—	—	(22,281)
Optimization revenue, net	$3,666	$(16,453)	$29,384	$(56,301)

Changes in revenue in the quarter were primarily attributable to the following:

Long-term contract revenue.  LTF revenues for the three months ended September 30, 2013 declined by $7.8 million (28%) compared to the three months ended September 30, 2012. LTF revenues for the six months ended September 30, 2013 declined by $14.9 million (27%) compared to the same period last year. This decline was due in part to our decision to allocate 22 Bcf less storage capacity to this strategy than in the previous year. In addition, lower average rates for LTF contracts were obtained in the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Short-term contract revenue.  STF revenues for the three months ended September 30, 2013 did not change significantly when compared to the three months ended September 30, 2012. STF revenues for the six months ended September 30, 2013 increased by $1.5 million (7%) compared to the same period last year. These increases resulted from more capacity being utilized for this strategy compared to the respective period in the prior year.

Optimization Revenues.  Optimization revenues for the three months ended September 30, 2013 increased to $3.7 million from net losses of $16.5 million in fiscal 2013.  Optimization revenues for the six months ended September 30, 2013 increased to $29.4 million from net losses of $56.3 million in fiscal 2013. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

•                  Realized Optimization Revenue, net. Net realized optimization revenue of $17.3 million in the current quarter increased by $5.1 million from $12.2 million in the second quarter of the previous year. Net realized optimization revenue for the six months ended September 30, 2013 of $22.9 million decreased by $22.9 million from $45.9 million in fiscal 2013. This increase for the three months ended September 30, 2013 resulted from higher realized gains on financial hedges compared to the same period last year, as well as incremental gains realized from short-term spread opportunities at our Canadian facilities. The timing of financial hedge realizations last year resulted in a decrease for the six months ended September 30, 2013 compared to the six months ended September 30, 2012. During the first two quarters of the prior year, we realized substantial gains on financial hedges for proprietary inventories that had been positioned for sale in spring and early summer.

The three and six month periods ended September 30, 2013 also included $2.1 million and $4.6 million in optimization revenue related to our marketing business, compared to $2.4 million and $5.0 million realized during the three and six month periods ended September 30, 2012.

•                  Unrealized Risk Management Gains (Losses).   Unrealized risk management losses in the three month period ended September 30, 2013 resulted from decreases in the value of financial hedges as a result of natural gas prices increasing relative to average sales contract prices in future months, as well as the realization of significant amounts of previously unrealized gains.  Unrealized risk management gains in the six month period ended September 30, 2013 resulted from increases in the value of financial hedges as a result of natural gas prices decreasing relative to average sales contract prices in future months. In the prior year, unrealized risk management losses for the three and six month periods ended September 30, 2012 resulted from decreases in the value of financial hedges due to increases in natural gas prices relative to the average sales contract prices for the three month period, as well as the realization during the period of significant amounts of previously unrealized gains. The three and six month periods ended September 30, 2013 also included $3.5 million in unrealized risk management gains and $0.2 million of unrealized risk management losses related to our marketing business, compared to $3.3 million and $3.9 million in unrealized risk management gains during the three month period ended September 30, 2012.

•                  Write-Down of Inventory. During the fourth quarter of fiscal 2012, near-term prices of natural gas fell dramatically. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. Concurrently, the steepening of the forward curve at that time as noted above encouraged us to realize incremental revenues through the repositioning of inventory deliveries from the fourth quarter of fiscal 2012 into future periods in fiscal 2013 or beyond. Natural gas prices continued to fall during the first quarter of fiscal 2013. Consequently, the market value of our inventories fell below the carrying cost by the end of the first quarter and we wrote down our proprietary inventories by $22.3 million to the lower of cost or market value. No write-down of inventory occurred in the current fiscal year.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Lease costs and property taxes	$3,583	$3,466	$7,208	$7,014
Fuel and electricity	1,953	1,763	5,504	3,668
Salaries and benefits	1,882	1,983	3,703	3,416
Maintenance	776	789	1,601	1,438
General operating costs	683	825	1,305	1,384

Total operating expenses	$8,877	$8,826	$19,321	$16,920

Operating expenses for the three months ended September 30, 2013 increased by $0.1 million (1%) compared to the three months ended September 30, 2012.  Operating expenses for the six months ended September 30, 2013 increased by $2.4 million (14%) compared to the six months ended September 30, 2012.  A 57% increase in cycled volumes during the first quarter of the current fiscal year resulted in increased fuel and power consumption, combined with high power prices led to an increase of $1.8 million in fuel and electricity costs compared to the same six month period in the prior year.

General and Administrative Expenses

General and administrative expenses for the three and six months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Compensation costs	$6,856	$5,720	$13,933	$11,591
General costs, including office and information technology costs	805	901	2,013	2,240
Legal, audit and regulatory costs	1,854	1,456	4,858	4,084

Total general and administrative expenses	$9,515	$8,077	$20,804	$17,915

General and administrative expenses for the three months ended September 30, 2013 increased by $1.4 million (18%) compared to the three months ended September 30, 2012.  General and administrative expenses for the six months ended September 30, 2013 increased by $2.9 million (16%) compared to the six months ended September 30, 2012.  In both instances, compensation costs increased principally as a result of higher incentive compensation accruals primarily related to long-term compensation plans.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2013 decreased by $2.9 million (22%) compared to the three months ended September 30, 2012. Depreciation and amortization expense for the six months ended September 30, 2013 decreased by $4.4 million (18%) compared to the same period last year. The decreases were primarily attributable to a reduction in cushion gas migration at one of our facilities, offset by additional depreciation from equipment purchased as part of our capacity expansion at our Wild Goose Facility.

Interest Expense

Interest expense for the three and six months ended September 30, 2013 and 2012 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Interest on senior notes	$14,284	$14,284	$28,568	$28,568
Interest on revolving credit facility	1,143	2,563	1,948	5,124
Amortization of deferred charges	835	835	1,670	1,743
Other interest	135	154	417	531
	16,397	17,836	32,603	35,966

Less: Capitalized interest	—	(1,164)	—	(2,786)

Total interest expenses	$16,397	$16,672	$32,603	$33,180

Interest expense for the three months ended September 30, 2013 decreased by $0.3 million (2%) compared to the three months ended September 30, 2012. Interest expense for the six months ended September 30, 2013 decreased by $0.6 million (2%) compared to the same period last year.  Reduced interest expense from lower rates on our credit facilities coupled with reduced utilization were offset by the absence of capitalized interest.

Loss on Extinguishment of Debt

We amended and restated our $400 million Credit agreement on June 29, 2012.  The write-off of a portion of deferred financing costs associated with the prior agreement resulted in a loss on debt extinguishment of $0.6 million last year.

Income Taxes

Income taxes for the three and six month periods ended September 30, 2013 reflect the recognition of tax effects in certain Canadian entities.

The effective tax rate for the three and six months ended September 30, 2013 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of losses in taxable entities which have a lower statutory rate.

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

Our principal debt covenant is our fixed charge coverage ratio (“FCCR”), which is included in both our $400 million Credit Agreement and the indenture on our Senior Notes. When our FCCR, which is calculated on a trailing-twelve month basis by dividing Adjusted EBITDA (defined substantially the same as presented herein) by fixed charges (which are measured as interest expense plus the amount of interest capitalized, but giving pro forma credit for the all of the previous twelve months for certain debt purchases and acquisitions), is less than 2.0 to 1.0, we are restricted in our ability to issue new debt. However, this restriction does not impact our ability to access our existing $400 million Credit Facility, or to amend, extend or replace that facility. When our FCCR is below 1.75 to 1.0, we are restricted in our ability to pay distributions. At September 30, 2013, our FCCR was 2.1 to 1.0. If our fixed charge coverage ratio were to fall below 1.75 to 1.0, we would be permitted thereafter to pay $75 million of distributions. This $75 million amount is cumulative for all periods that our FCCR is below 1.75 to 1.0. The appropriateness and amount of distributions are determined by our board of directors on a quarterly basis.

In order to enhance our financial flexibility, in June 2012 we amended and restated our $400 million Credit Agreement.  The new agreement is substantially the same as the prior agreement, except that the maturity has been extended from March 5, 2014 to June 29, 2016, and pricing has been improved due to a more favorable pricing grid based on leverage levels and the elimination of a floor of 150 basis points on LIBOR-based borrowings.  At September 30, 2013, we had $60.5 million in borrowings, $34.8 million committed in support of letters of credit and $304.7 million of unutilized capacity related to our credit facility.

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

Cash Flows from Operations and Investing Activities

The following table summarizes our sources and uses of cash for the six months ended September 30, 2013 and 2012, respectively:

	Six Months Ended
	September 30,
	2013	2012
	(unaudited)
Operating Activities:
Net earnings (loss)	$123	$(52,742)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Unrealized foreign exchange losses (gains)	370	(105)
Deferred income tax benefit	(252)	(18,652)
Unrealized risk management (gains) losses	(6,486)	79,856
Depreciation and amortization	20,631	25,065
Deferred charges amortization	1,670	1,743
Loss on extinguishment of debt	—	599
Write-down of inventory	—	22,281
Changes in non-cash working capital	8,817	(28,802)
Net cash provided by operating activities	24,873	29,243

Net cash used in investing activities	(915)	(24,092)

Net cash used in financing activities	(26,438)	(10,142)

Effect of translation of foreign currency on cash and cash equivalents	59	148

Net Decrease in Cash and Cash Equivalents	$(2,421)	$(4,843)

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

During the six months ended September 30, 2013, we realized a decrease in cash from operations compared to the six months ended September 30, 2012.  This decrease resulted principally from the purchase proprietary inventory which was offset by the collection in April 2013 of accounts receivable generated in March 2013.

Changes in non-cash working capital consisted of the following:

	Six Months Ended
	September 30,
	2013	2012
	(unaudited)

Margin deposits	$(3,498)	$(30,730)
Trade receivables	1,670	1,126
Accrued receivables	83,937	19,694
Natural gas inventory	(91,744)	6,865
Prepaid expenses and other current assets	1,563	(17,291)
Other assets	(63)	—
Trade payables	110	(202)
Accrued liabilities	17,109	2,611
Deferred revenue	(193)	(10,875)
Other long-term liabilities	(74)	—

Net changes in non-cash working capital	$8,817	$(28,802)

As noted above, working capital can change significantly from period to period and is primarily affected by timing differences between the purchase and sale of natural gas inventory, including margin requirements and cash settlement on related risk management instruments, and the timing of collections from our customers. Non-cash working capital increased by $8.8 million compared to a decrease of $28.8 million in the same period of the prior year.

Investing Activities

Substantially all of our cash used for investing activities consisted of capital expenditures in each of the six months ended September 30, 2013 and 2012. Capital expenditures in each six month period consisted of the following:

	Six Months Ended
	September 30,
	2013	2012
	(unaudited)

Maintenance capital	$959	$914
Expansion capital	280	20,772
Total capital expenditures	1,239	21,686

Change in accrued capital expenditures	(324)	4,606

Proceeds from sale of assets	—	(2,200)
Net cash used in investing activities	$915	$24,092

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. During the six months ended September 30, 2012, we spent a total of $20.8 million on expansion capital, the majority of which related to a project at our Wild Goose facility. The project was completed and put into service during fiscal 2013, leading to a significant reduction in expansion capital in fiscal 2014.

Under our current plan, we expect to continue to spend between approximately $1.0 million and $2.0 million per year for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. Expansion capital for the balance of fiscal 2014 is expected to be less than $10.0 million and relates principally to enhancing existing capacity and developing new projects.

In fiscal 2014, we received approval from the California Public Utilities Commission to add 25 Bcf of capacity at our Wild Goose facility from 50 Bcf to 75 Bcf. Because most of the equipment required to support this expansion had been purchased and installed previously, costs required to complete this current expansion are not significant. The current expansion is now in service.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 regarding this matter.

At September 30, 2013, 54.2 Bcf of natural gas inventory was economically hedged, representing 100% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of inventory would increase by $54.2 million, the fair value or mark-to-market value of our economic hedges would decrease by $54.2 million, and the impact due to the non-economically hedged position would be $ nil. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of inventory would decrease by $54.2 million while the fair value of our economic hedges would increase by $54.2 million and the impact due to the non-economically hedged position would be $ nil. Long-term inventory and fuel gas used for operating our facilities are not offset. Total volumes of long-term inventory and fuel gas at September 30, 2013 are 3.4 Bcf and 0.0 Bcf, respectively.

At September 30, 2013, we were exposed to interest rate risk resulting from the variable rates associated with our $400 million Credit Agreement. A balance of $60.5 million was drawn on the Credit Facilities at September 30, 2013.  The interest rate applicable on the Credit Facilities is subject to change based on certain ratios and the magnitude of our drawings on the facility.  At September 30, 2013, a one percent increase or decrease in interest rates would have an impact of approximately $0.6 million on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and the CFO have concluded that our controls and procedures were effective as of September 30, 2013. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Certificate of formation of Niska Gas Storage Partners LLC (incorporated by reference to Exhibit 3.1 of Amendment No. 2 to the Company’s registration statement on Form S-1 (Registration No. 333-165007) filed on April 15, 2010).

3.2	—

Amendment No. 1 to the First Amended and Restated Operating Agreement of Niska Gas Storage Partners LLC dated April 2, 2013 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 3, 2013).

3.3	—

Second Amended and Restated Operating Agreement of Niska Gas Storage Partners LLC dated April 2, 2013 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on April 3, 2013).

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	Taxonomy Extension Definition Linkbase Document.

*                                         Filed herewith.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NISKA GAS STORAGE PARTNERS LLC

Date: November 1, 2013	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)