Form 10-K
period 2014-03-31
Niska Gas Storage Partners LLC
filed 2014-05-30
CIK 1483830

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2014
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of September 30, 2013, the aggregate market value of the registrant's common units held by non-affiliates was $270,375,077 based on a unit price of $15.45. This calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

         As of May 29, 2014, the registrant had 36,190,243 common units outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: None

i

GLOSSARY OF KEY TERMS

        As used generally in the energy industry and in this report, the following terms have the meanings indicated below.

Basin	A geological province on land or offshore where hydrocarbons are generated and trapped.
Bcf	One billion cubic feet of natural gas. A standard volume measure of natural gas products.
Cap-and-Trade
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
Cushion
A quantity of hydrocarbons held within the confines of the natural gas storage facility used for pressure support and to maintain a minimum field pressure. May consist of injected cushion gas, native cushion gas or oil.
Cycle	A complete withdrawal and injection of working gas.
Effective Working Gas Capacity
The maximum volume of natural gas that can be cost-effectively injected into a storage reservoir and extracted during the normal operation of the storage facility. Effective working gas capacity excludes cushion.
GAAP	Generally accepted accounting principles in the United States of America.
Gas storage capacity	See Effective Working Gas Capacity.
Holdco	Niska Sponsor Holdings Coöperatief U.A.
Hub	Geographic location of a natural gas storage facility and multiple pipeline interconnections.
Independent Storage	Natural gas storage facilities owned and operated independently from the pipeline and distribution facilities to which they are interconnected.
Inventory	An amount of Working Gas held within the natural gas storage facility. It may relate to third-party customer volumes or to owner/operator volumes of working gas.
Injection Rate	The rate at which a customer is permitted to inject natural gas into a natural gas storage facility.
Manager	Niska Gas Storage Management LLC. Also referred to as "our manager."

Mcf	Thousand cubic feet of natural gas.
MMcf	Million cubic feet of natural gas.
Natural Gas	Several hydrocarbons that occur naturally underground in a gaseous state. Natural gas is normally mostly methane, but other components also include ethane, propane, and butane.
Natural Gas Act	Federal law enacted in 1938 that established the Federal Energy Regulatory Commission's authority to regulate interstate pipelines.
NGPL	Natural Gas Pipeline Company of America.
Niska Holdings	Niska Holdings L.P.
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
Withdrawal Rate	The rate at which a customer is permitted to withdraw gas from a natural gas storage facility.
Working Gas	Natural gas in a storage facility in excess of Cushion.
Working Gas Capacity	See Effective Working Gas Capacity.

 CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements and information in this Annual Report on Form 10-K may constitute "forward-looking statements." Forward-looking statements are based on management's current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as "may," "assume," "forecast," "position," "predict," "strategy," "expect," "intend," "plan," "estimate," "anticipate," "believe," "project," "budget," "potential," or "continue," and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties, some of which are beyond our control. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this document. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Known material factors that could cause our actual results to differ from those forward-looking statements are those described in Part I, Item 1A, "Risk Factors."

        Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business.

  Overview

        We are a Delaware limited liability company whose predecessor was formed in 2006 to own and operate natural gas storage assets. We own or contract for approximately 250.5 billion cubic feet, or Bcf, of total natural gas storage capacity. Our assets are located in key North American natural gas producing and consuming regions and are connected at strategic points on the natural gas transmission network, providing access to multiple end-use markets. Our locations provide us and our customers with substantial liquidity, meaning access to multiple counterparties for transactions to buy and sell natural gas. Since our inception in 2006, we have added 106.3 Bcf of new storage capacity through low cost organic expansions, an increase of approximately 74%, bringing our total working gas capacity to 250.5 Bcf at the end of March 31, 2014.

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

        Our common units are listed on the New York Stock Exchange, or the NYSE, under the symbol "NKA." You may find more information about us on our website at www.niskapartners.com. Our headquarters is located in Houston, Texas, and our operations center is located in Calgary, Alberta, Canada.

Recent Developments

Completion of Private Placement

        On March 17, 2014, we completed a private placement of $575.0 million senior unsecured notes due 2019 (the "6.50% Senior Notes"). The 6.50% Senior Notes were issued by Niska Gas Storage Finance Corp. ("Finance Corp") and Niska Gas Storage Canada ULC (together, the "Issuers"). Net proceeds from the offering were approximately $563.3 million, after deducting initial purchasers' fees. The net proceeds, along with borrowings under our asset-based revolving credit facility, were used to redeem the $643.8 million outstanding principal amount of our 8.875% Senior Notes due 2018 (the "8.875% Senior Notes"). Including a call premium of approximately $28.6 million and the write-off of unamortized deferred financing costs, we recognized a loss of $36.7 million in connection with the redemption of the 8.875% Senior Notes. The loss was recorded as a loss on extinguishment of debt.

        The 6.50% Senior Notes are fully and unconditionally guaranteed by us and our restricted subsidiaries (other than Finance Corp), on a senior unsecured basis, subject to certain exemptions. Interest on the 6.50% Senior Notes are payable semi-annually on October 1 and April 1, commencing on October 1, 2014. The 6.50% Senior Notes will mature on April 1, 2019.

Execution of new Storage Agreement

        On May 1, 2014, we announced the execution of a storage services agreement with our largest volumetric customer, TransCanada Gas Storage Partnership ("TransCanada"). This contract replaces a storage agreement which contained an option to terminate effective April 1, 2015.

        The previous agreement provided TransCanada with approximately 40 Bcf of storage capacity at our AECO facility and had a term that extended to 2030. Either party had an option to terminate at the end of every five-year interval. TransCanada elected to terminate this agreement and has entered into a new agreement which extends until 2020. The new agreement provides for an initial capacity of 40 Bcf which will be reduced to 20 Bcf on April 1, 2017. By terminating the prior agreement, TransCanada became obligated to make an early termination payment.

Resignation of Chief Executive Officer and Appointment of New Officers

        On May 7, 2014, Simon Dupéré, President and Chief Executive Officer, resigned as a director and officer. We hired four former officers of PVR GP, LLC, the general partner of PVR Resources, L.P. William H. Shea, Jr. was appointed as our Chairman, President and Chief Executive Officer, Mark D. Casaday was appointed as our Chief Operating Officer, Robert B. Wallace was appointed as our Vice President, Finance and Corporate Development, and Bruce D. Davis, Jr. was appointed as our Vice President, Chief Administrative Officer.

        These individuals recently held executive positions with PVR Partners, L.P.. PVR was acquired by Regency Energy Partners, L.P., in March 2014. Prior to PVR Partners, L.P. the team had significant senior leadership experience in the midstream energy industry, including with Buckeye Partners, L.P. and Sunoco Logistics Partners, L.P.

Organizational Structure

        The following diagram depicts our simplified organizational and ownership structure as at March 31, 2014:

Our Relationship with Holdco

        On April 2, 2013, we completed an equity restructuring with affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (collectively the "Carlyle/Riverstone Funds"). In the restructuring, all of our 33.8 million subordinated units and previous incentive distribution rights (all of which were owned by Niska Sponsor Holdings Coöperatief U.A. ("Holdco")) were combined into and restructured as a new class of incentive distribution rights ("new IDRs"). Holdco owns our manager, approximately 51.04% of our outstanding common units and 100% of our new IDRs.

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

Management

        Niska Gas Storage Management LLC, or "our manager", has a 1.91% managing member interest in us. Our manager has sole responsibility for conducting our business and for managing our operations. Pursuant to our Operating Agreement, our manager has delegated the power to conduct our business and manage our operations to our board of directors, all of the members of which are appointed by our manager. References to our board refer to the board of directors of Niska Gas Storage Partners LLC as long as the delegation is in effect (or to the board of directors of our manager if such delegation is not in effect). Our board directs the management of our business and presently consists of six members. Our manager appoints all members to our board, and two of our directors are independent as defined under the independence standards established by the NYSE.

        Effective March 1, 2014, one of the three independent directors resigned from the Board. As a result of this resignation, the Board and the Audit Committee each consists of only two independent directors. The Company and the Board intends to appoint another independent director to the Board and the Audit Committee as soon as practicable. For more information about our directors, see "Directors, Executive Officers and Corporate Governance."

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

        Reservation fees comprise over 90% of the revenue received from LTF storage customers, and represent a steady and predictable baseline cash flow stream.

  Short-Term Firm Storage Contracts

        We also provide short-term storage services for customers under short-term firm, or STF contracts. STF contracts typically have terms of less than one year; however can extend up to two years. Under an STF contract, a customer pays a fixed fee to inject a specified quantity of natural gas on a specified date or dates and a fixed fee to withdraw on a specified future date or dates. The fee stipulated in the contract for each performance obligation (injection and withdrawal) is recognized when the service occurs. An STF contract differs from an LTF contract in that the customer is obligated to inject and withdraw specified quantities of natural gas on specified dates rather than entitled to utilize injection and withdrawal capacity at its option.

  Proprietary Optimization

        We purchase, store and sell natural gas for our own account in order to utilize, or optimize, storage capacity and injection and withdrawal capacity that is: (1) not contracted to customers; (2) contracted to customers, but underutilized by them; or (3) available only on a short-term basis. We have a stringent risk policy that limits, among other things, our exposure to commodity price fluctuations by requiring us to promptly enter into a forward sale contract or other hedging transaction whenever we enter into a proprietary purchase contract. Therefore, inventory purchases are matched with forward sales or are otherwise economically hedged so that a margin is effectively locked in promptly after we enter into the purchase. As a result, there are no speculative positions beyond the minimal operational tolerances specified in our risk policy. We purchase natural gas for our own account, inject it and subsequently withdraw and sell the gas. The flexibility arising from purchasing and selling natural gas for our own account allows us to generate incremental value through our proprietary optimization strategy by capturing spot and intraday opportunities. Unlike fee based storage transactions, proprietary optimization requires us to fund the carrying cost of the inventory with our own working capital.

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

  Customers and Counterparties

        Our gas storage customers include a broad mix of natural gas market participants, including financial institutions, producers, marketers, power generators, pipelines and municipalities. Approximately 86% of the counterparties under our natural gas storage contracts and proprietary storage optimization transactions either have (1) an investment grade credit rating, (2) provide us with another form of financial assurance, such as a letter of credit or other collateral, or (3) are governmental entities. Our investment grade counterparties account for approximately 94% of our credit exposures as of March 31, 2014.

        During certain reporting periods a large portion of our credit exposure can be attributed to one or two counterparties. These exposures reflect the full commodity value of natural gas sales under our optimization strategy.

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

Our Assets

        Our owned and operated natural gas storage facilities consist of AECO Hub™ (comprised of two facilities in Alberta, Canada), our Wild Goose storage facility in California and our Salt Plains storage facility in Oklahoma. Our natural gas storage assets are modern, well-maintained, automated facilities with low maintenance costs, long useful lives and comparatively high injection and withdrawal, or cycling, capabilities. The size and flexibility of our facilities, together with the application of advanced skills in reservoir engineering, drilling, geology and geophysics, enable us to support individual high-cycle contracts in excess of the average physical cycling capabilities of our facilities. In addition to the facilities we own and operate, we also contract for 8.5 Bcf of natural gas storage capacity on a long-term basis from Natural Gas Pipeline Company of America LLC, or NGPL, on its pipeline system in the mid-continent (Texas and Oklahoma) at cost-of-service based rates. The following table highlights certain important design information about our assets:

March 31, 2014:

	AECO Hub™
			Wild Goose	Salt Plains	NGPL
	Suffield	Countess
					Midcon/ Texok
Name	Alberta	Alberta	California	Oklahoma		Total
Location
Gas Storage Capacity (Bcf)	83.5	70.5	75	13	8.5	250.5
Peak Withdrawal (MMcf per day)	1,800	1,250	950	150	114	4,264
Peak Injection (MMcf per day)	1,600	1,150	525	115	57	3,447
Reservoirs	5	2	3	1	N/A	11
Storage Wells	60	29	17	30	N/A	136
Compression (horsepower)	36,000	34,500	27,900	10,000	N/A	108,400
In Service Date	1988	2003	1999	1995	N/A	1988 - 2003

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

        AECO Hub™ is located in the Western Canadian Sedimentary Basin, or the WCSB, which is the major hydrocarbon basin in Canada and one of the most important natural gas producing regions in North America. The WCSB accounts for a majority of annual Canadian natural gas production and a significant amount of annual North American natural gas production according to the Canadian National Energy Board, or NEB. Although WCSB production has leveled off in recent years, we have seen modest growth of natural gas production in fiscal 2014 compared to production in fiscal 2013. Further, we expect that Canadian natural gas production will grow in future years in response to a growing demand for LNG exports to serve Asian markets. New production to support these projects will be provided by large new shale and tight gas plays in northeast British Columbia and western Alberta, along with a large remaining conventional natural gas resource base.

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

        Most of AECO's LTF contracts have capacity of 1.0 Bcf or greater and an average of 3.0 Bcf. LTF contract terms have been selected so that a manageable amount of contracts expire each year, avoiding exposure to a large contract turnover volume. The weighted average contract life of our LTF storage contracts at AECO Hub™ on March 31, 2014 was 2.3 years.

        On May 1, 2014, we announced the execution of a storage services agreement with our largest volumetric customer, TransCanada. This contract replaces a storage agreement which contained an option to terminate effective April 1, 2015. The previous agreement provided TransCanada with approximately 40 Bcf of storage capacity at our AECO facility and had a term that extended to 2030. Either party had an option to terminate at the end of every five-year interval. TransCanada elected to terminate this agreement and has entered into a new agreement which extends until 2020. The new agreement provides for an initial capacity of 40 Bcf which will be reduced to 20 Bcf on April 1, 2017. By terminating the prior agreement, TransCanada became obligated to make an early termination payment. With the execution of this new contract, the weighted average life of our LTF contracts at AECO Hub™ is now 4.2 years.

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

        Wild Goose is strategically located in a highly liquid hub market and is one of four independent operating storage facilities in northern California. Wild Goose provides natural gas receipt and delivery services at Pacific Gas & Electric Company (PG&E), or PG&E Citygate, a liquid trading point where natural gas supply from multiple upstream basins meets the volatile California end-use gas demands that create a dependence on natural gas storage. This location provides customers with the opportunity to take advantage of PG&E Citygate pricing, liquidity and arbitrage opportunities.

  Facility

        Wild Goose operates 17 natural gas storage wells that are completed in three depleted natural gas reservoirs with an effective working capacity of 75.0 Bcf and a gas generated compression of 27,900 horsepower. The Wild Goose reservoirs are located in high quality rock formations. In addition, the reservoirs have a strong water drive mechanism, which helps maintain reservoir pressure and well deliverability. Rights to use the reservoirs at Wild Goose for natural gas storage are held pursuant to a series of natural gas storage leases with the surface owners of the lands where the reservoirs are situated as well as mineral owner agreements and similar instruments entered into with the holders of subsurface mineral interests in such lands. Rights for the lands used for the pipelines are derived from right-of-ways, easements, leases, and other similar land-use agreements.

  Customers

        Wild Goose's customers include a mix of natural gas market participants, including financial institutions, producers, marketers, power generators, pipelines and municipalities, resulting in a portfolio of customers with diverse usage patterns and different contract expiration dates. This allows us to optimize underutilized capacity.

        Wild Goose has contracts for terms of one year or longer. The weighted average contract life of our LTF storage contracts at Wild Goose is 2.0 years.

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

  Customers

        Over the years, Salt Plains' customers include a mix of natural gas market participants, including financial institutions, producers, and marketers. The weighted average contract life of our LTF storage contracts at Salt Plains is currently 3.0 years.

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

  NGPL Contracted Capacity

  Overview

        Since 2001, our subsidiary has contracted for 8.5 Bcf of gas storage capacity on the MidCon section and the TexOk section of the NGPL pipeline system in the mid-continent. The NGPL system connects and balances Gulf Coast and mid-continent supply basins with Chicago and other Midwestern U.S. end-use markets. NGPL has a number of different storage facilities on its pipeline system and manages its storage capacity as pools on separate legs of the pipeline. Under NGPL's FERC-approved tariff, NGPL is limited to charging cost-of-service rates for its transportation and storage services. We currently have multiple LTF storage contracts with NGPL that expire on various dates through 2017. We have a tariff-based right of first refusal to renew these contracts, effectively making this capacity a long-term asset without any invested capital, with an option to exit either temporarily or permanently, should the rate be above market value.

        As a customer of the NGPL capacity, and not the operator, we use our optimization strategy to generate revenue from our use of the capacity, and we do not remarket services.

  Access Gas Services

        We have a small natural gas marketing business in Eastern Canada, British Columbia and Alberta serving commercial, industrial and retail customers. This is a margin business where supply is contracted to serve customers at committed prices. In Eastern Canada, we also provide fee-based agency services to natural gas end-users. The Access marketing business is an extension of our proprietary optimization activities.

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

  Environmental Matters

        Our natural gas storage operations are subject to stringent and complex federal, state, provincial and local laws and regulations governing environmental protection, including air emissions, water quality, wastewater discharges, and solid waste management. Such laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits and other approvals. These laws and regulations impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct certain activities under statutes such as the Clean Water Act, the Clean Air Act, or CAA, the Safe Drinking Water Act and comparable legislation in Canada, limiting or preventing the release of materials from our facilities, managing wastes generated by our operations, the installation of pollution control equipment, responding to releases of process materials or wastes from our operations, and the risk of substantial liabilities for pollution resulting from our operations. The Occupational Safety and Health Act, or OSHA, comparable state statutes that regulate the protection of the health and safety of workers, as well as the Occupational Health and Safety Act in the Province of Alberta, and comparable federal legislation in Canada also apply to our operations. Failure to comply with these laws and regulations may trigger a variety of administrative, civil, and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. We believe that we are in substantial compliance with existing environmental laws and regulations and that such laws and regulations will not have a material adverse effect on our business, financial position or results of operations. Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. For example, on April 17, 2012, the U.S. Environmental Protection Agency (EPA) finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA's rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors and controllers of natural gas processing plants, dehydrators, storage tanks and other production equipment. These rules may require a number of modifications to our operations including the installation of new equipment to control emissions. As a result, there can be no assurance of the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts that we currently anticipate.

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

        In 2006, California adopted AB 32, the Global Warming Solutions Act of 2006, with a goal of reaching (i) 1990 GHG emissions levels by the year 2020, (ii) 80% of 1990 levels by 2050, and (iii) establishing a mandatory emissions reporting program. AB 32 directed the California Air Resources Board, or CARB, to begin developing discrete early actions to reduce GHGs while also preparing a scoping plan to identify how best to reach the 2020 limit. Since the passage of AB 32, the

CARB approved in December 2010 a GHG cap-and-trade program, which was scheduled to take effect in 2012. However, various legal challenges threaten to further delay California's cap-and-trade program. No final determination has been made with regard to the potential applicability of the AB 32 cap-and-trade program to our operations. We are therefore not in a position to quantify any potential costs associated with compliance under the program as proposed. However, any limitation a finalized program places on GHG emissions from our equipment and operations could require us to incur costs to reduce the GHG emissions associated with our operations.

        Even in the absence of new federal legislation the EPA has begun to regulate GHG emissions using its authority under the CAA as articulated by the April 2007 United States Supreme Court ruling in Massachusetts, et al. v. EPA that the EPA has authority to regulate carbon dioxide emissions. The GHG regulations that EPA has issued following exercising the authority affirmed by Massachusetts , et al. v. EPA include: (1) the December 2009 "endangerment finding" determining that air pollution from six GHGs endangers public health and welfare, and that mobile sources cause or contribute to that air pollution; (2) the May 2010 "Tailpipe Rule," issued jointly with the National Highway Traffic Safety Administration setting GHG emission and fuel economy standards for new light-duty vehicles; (3) the April 2010 "Timing Rule," concluding that stationary source regulation under Titles I and V of the CAA (involving Prevention of Significant Deterioration regulations and operating permits, respectively) must regulate GHG emissions beginning when such emissions are subject to controls under the mobile source provisions of the Act; (4) the June 2010 "Tailoring Rule," exempting small stationary sources from PSD and Title V requirements through regulations modifying the Act's emissions thresholds; and (5) the December 2010 "SIP Call" rule, finding thirteen state Implementation Plans ("SIPs") inadequate because they did not regulate GHGs from stationary sources, and directing those states to correct the inadequacies or face federalization of their permitting programs. All of these regulations are subject to legal challenges but the D.C. Circuit has refused to stay the rules while the challenges are pending.

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

Employees

        As of March 31, 2014, we had 128 employees. Our executive officers are currently employed by Niska Partners Management ULC and subsidiaries of Niska Gas Storage Partners LLC.

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

Seasonality

        Our cash expenditures related to our optimization activities are typically highest during summer months, and our cash receipts from our optimization activities are typically highest during winter months. Consequently, our results of operations for the summer are generally lower than for the winter.

Geographic Data; Financial Information about Segments

        See Note 22 to our Consolidated Financial Statements.

Available Information

        We make available, free of charge on our website (www.niskapartners.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission ("SEC").

        The public may also read and copy any materials we have filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains our reports, proxy and information statements and our other SEC filings. The address of that website is www.sec.gov.

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

        We may not have sufficient cash each quarter to pay the full amount of our minimum quarterly distribution of $0.35 per unit, or $1.40 per unit per year, which will require cash of approximately $12.8 million per quarter, or $51.0 million per year, based on the number of common units currently outstanding. Under our cash distribution policy, the amount of cash we can distribute on our units principally depends upon the amount of cash generated from our operations, which will fluctuate based on, among other things:

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

        We are reliant on technology to improve efficiency in our business. Information technology systems are critical to our operations. These systems could be a potential target for a cyber security attack as they are used to store and process sensitive information regarding our operations, financial position, and information pertaining to our customers and vendors. While we take the utmost precautions, we cannot guarantee safety from all threats and attacks. Any successful breach of security could result in the spread of inaccurate or confidential information, disruption of operations, environmental harm, endangerment of employees, damage to our assets, and increased costs to respond. Any of these instances could have a negative impact on cash flows, litigation status and/or our reputation, which could have a material adverse affect on our business, financial conditions, and operations. There is no guarantee that adequate insurance to cover the effects of a cyber security attack will be available at rates we believe are reasonable in the near future or that the cost of responding to a breach will be covered by insurance or recoverable in rates.

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

        We have $575.0 million principal amount outstanding of the 6.50% senior notes due 2019. In addition, we have credit facilities that provide us up to $400 million in borrowing capacity. Our level of debt could have important consequences to us, including the following:

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

        We are dependent upon the cash flow generated by our operations in order to meet our debt service obligations and to allow us to make distributions to our members. The operating and financial restrictions and covenants in our credit agreement, the indenture governing our senior notes and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make distributions to our members. For example, our credit agreement and the indenture governing our 6.50% Senior Notes restrict or limit our ability to:

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

        Furthermore, our credit agreement contains covenants requiring us to maintain certain financial ratios and tests, including that we maintain a fixed charge coverage ratio of 1.1 to 1.0 at the end of each fiscal quarter when excess availability under both revolving credit facilities is less than 15% of the aggregate amount of availability under both credit facilities. Our ability to comply with those covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement or the indenture governing our 6.50% Senior Notes, the lenders or the note holders, as the case may be, will be able to accelerate the maturity of all borrowings and demand repayment of amounts outstanding, our lenders' commitment to make further loans to us may terminate, and we may be prohibited from making distributions to our members. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

        The indenture governing our 6.50% Senior Notes prohibits us from making distributions to unitholders if any default or event of default (as defined in the indenture) exists. In addition, both the indenture and our credit agreement contain covenants limiting our ability to pay distributions to unitholders. The covenants apply differently depending on our fixed charge coverage ratio (defined substantively the same in the indenture and the credit agreement). If the fixed charge coverage ratio is greater than 1.75 to 1.0, we will be permitted to make restricted payments, including distributions to our unitholders, if the aggregate restricted payments since the date of our IPO, excluding certain types of permitted payments, are less than the sum of a number of items including, most importantly, operating surplus (defined similarly to the definition in our Operating Agreement) calculated as of the end of our preceding fiscal quarter and the aggregate net cash proceeds received by us as a capital contribution or from the issuance of equity interests, including the net proceeds received from our IPO. The indenture governing our 6.50% Senior Notes contains an additional general basket of $75.0 million not contained in our credit agreement.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our $400.0 Million Credit Agreement" and "Our 6.50% Senior Notes Due 2019." Any subsequent replacement of our credit agreement, our 6.50% Senior Notes or any new indebtedness could have similar or greater restrictions.

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

        We use over-the-counter (OTC) derivative products to hedge commodity risks and, to a lesser extent, our currency risks. On July 21, 2010 new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, that participate in that market. The Dodd-Frank Act requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. Certain bona fide hedging transactions would be exempt from these position limits. The position limits rule was vacated by the United States District Court for the District of Colombia in September of 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide derivative transactions. The Dodd-Frank Act and CFTC Rules also may require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition new regulations may require us to comply with margin requirements although these regulations are not finalized and their application to us is uncertain at this time. Other regulations also remain to be finalized, and the CFTC has delayed the compliance dates for various regulations already finalized. As a result it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects. The Dodd-Frank

Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

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

        Unitholders have little ability to remove our manager. The vote of the holders of at least 66 2/3% of all outstanding common and Notional Subordinated Units voting together as a single class is required to remove our manager. Holdco owns 51.04% of our outstanding common and all of our Notional Subordinated Units. Accordingly, our public unitholders are currently unable to remove our manager without Holdco's consent because Holdco owns sufficient units to be able to prevent the manager's removal.

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

        If at any time our manager and its affiliates own more than 80% of the common units, our manager will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our Operating Agreement. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our manager is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Operating Agreement that prevents our manager from issuing additional common units and exercising its call right. If our manager exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our manager and its affiliates own approximately 51.04% of our outstanding common units.

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

        We have 35,745,060 common units outstanding. 18,245,055 of the common units are owned by Holdco. Sales by Holdco or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we provided registration rights to Holdco. Under our Operating Agreement, our manager and its affiliates have additional registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

        At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a similar tax upon us as an entity, the cash available for distribution to you would be reduced and the value of our common units could be negatively impacted.

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

        If unitholders sell their common units, they will recognize a gain or loss for U.S. federal income tax purposes equal to the difference between the amount realized and their tax basis in those common units. Because for U.S. federal income tax purposes distributions in excess of their allocable share of our net taxable income result in a decrease such unitholders' tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them for U.S. federal income tax purposes if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost.

Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential of depreciation deductions and certain other items. In addition, because the amount realized includes a unitholder's share of our liabilities, unitholders may incur a tax liability on the sale of their units in excess of the amount of cash they receive.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning our common units that may result in adverse tax consequences to them.

        Investment in common units by a tax-exempt entity, such as employee benefit plans and individual retirement accounts (known as IRAs), or a non-U.S. person raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, is unrelated business taxable income and will be taxable to them. In addition, we expect to withhold taxes from distributions to non-U.S. persons at the highest effective tax rate applicable to non-U.S. persons, and non-U.S. persons are required to file U.S. federal tax returns and pay tax on their shares of our taxable income attributable to our U.S. operations. Tax exempt entities (or those who intend to hold our units through an IRA) and non-U.S. persons should consult a tax advisor before investing in our common units.

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

        We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly-traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

        We will be considered to have technically terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one fiscal year and may result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby a publicly traded partnership that has technically terminated may be permitted to provide only a single Schedule K-1 to unitholders for the two tax years within the fiscal year in which the termination occurs.

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

Item 1B.    Unresolved Staff Comments.

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

Item 3.    Legal Proceedings.

        We are not a party to any legal proceeding other than legal proceedings arising in the ordinary course of our business. We are a party to various administrative and regulatory proceedings that have arisen in the ordinary course of our business.

Item 4.    Mine Safety Disclosures.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

  Our Limited Liability Company Interests

        As of May 29, 2014 we had outstanding 36,190,243 common units, a 1.89% managing member interest and new incentive distribution rights, or new IDRs. The common units represent all of our limited partner interests and 98.11% of our total ownership interests excluding our new IDRs. As discussed below under "Our Cash Distribution Policy—New Incentive Distribution Rights," the new IDRs represent the right to receive 48% of any quarterly cash distribution after our common unitholders have received the full quarterly distribution for each quarter plus any arrearages from prior quarters (of which there are currently none). Holdco currently owns approximately 51.64% of our outstanding common units and all of our new IDRs.

        Our common units, which represent limited liability company interests in us, are listed on the NYSE under the symbol "NKA." Our common units have been traded on the NYSE since May 12, 2010. Prior to that time, there was no public market for our common units. The following table sets forth for the indicated periods the high and low sales prices per unit for our common units on the NYSE:

Three Months Ended	High	Low
March 31, 2014	$16.32	$11.30
December 31, 2013	$17.00	$14.23
September 30, 2013	$15.49	$14.00
June 30, 2013	$15.86	$12.45
March 31, 2013	$13.02	$11.10
December 31, 2012	$12.71	$9.66
September 30, 2012	$14.09	$12.01
June 30, 2012	$13.12	$9.20

        On May 29, 2014, the closing market price for our common units was $14.15 per unit.

        We have gathered tax information from our known unitholders and from brokers/nominees and, based on the information collected, we have approximately 18,290 beneficial unitholders at March 31, 2014.

        Cash distributions paid to unitholders for the years ended March 31, 2014 and 2013 were as follows:

Record Date	Payment Date	Per Common Unit	Per Subordinated Unit
February 10, 2014	February 18, 2014	$0.35	n/a
November 13, 2013	November 21, 2013	$0.35	n/a
August 12, 2013	August 15, 2013	$0.35	n/a
May 20, 2013	May 23, 2013	$0.35	n/a
February 11, 2013	February 15, 2013	$0.35	$—
November 13, 2012	November 15, 2012	$0.35	$—
August 13, 2012	August 15, 2012	$0.35	$—
May 4, 2012	May 15, 2012	$0.35	$—

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

  Holders

        As of May 29, 2014, there were fifteen holders of record of our common units. The number of record holders does not include holders of units in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

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

  Managing Member Interest

        Our manager is entitled to 1.91% of all distributions that we make prior to our liquidation. Our manager has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current managing member interest if we issue additional membership interests in the future. The manager's 1.91% interest in distributions will be reduced if we issue additional membership interests in the future and our manager does not contribute a proportionate amount of capital to us to maintain its 1.91% managing member interest.

  New Incentive Distribution Rights

        The new IDRs entitle the Carlyle/Riverstone Funds to receive 48% of any quarterly cash distributions after our common unitholders have received the full minimum quarterly distribution ($0.35 per unit) for each quarter plus any arrearages from prior quarters (of which there are currently none).

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

  Limitations on Cash Distributions; Ability to Change Our Cash Distribution Policy

        There is no guarantee that unitholders will receive quarterly cash distributions from us. Our distribution policy may be changed at any time and is subject to certain restrictions, including:

  •
  Our cash distribution policy may be affected by restrictions on distributions under our $400.0 million credit agreement and by the indenture relating to our 6.50% Senior Notes as well as by restrictions in future debt agreements that we enter into. Specifically, our credit agreement and indenture contain financial tests and covenants, commensurate with companies of our credit quality that we must satisfy. Should we be unable to satisfy these restrictions under our $400.0 million credit agreement or indenture or if we are otherwise in default under our $400.0 million credit agreement or indenture, we would be prohibited from making cash distributions to unitholders notwithstanding our stated cash distribution policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our 6.50% Senior Notes Due 2019" and "—Our $400.0 Million Credit Agreement."

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

  Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following table shows selected historical consolidated financial and operating data of Niska Gas Storage Partners LLC for the fiscal years ended March 31, 2014, 2013, 2012 and 2011, and Niska Predecessor, consisting of the combined financial statements of Niska GS Holdings I, L.P. and Niska GS Holdings II, L.P. for the fiscal year ended March 31, 2010.

        The historical consolidated financial data presented for the years ended March 31, 2014, 2013, 2012 and 2011 and the combined financial data presented for the year ended March 31, 2010 are derived from audited financial statements for those respective periods, and should be read together with and are qualified in their entirety by reference to, the historical audited consolidated financial statements of Niska Gas Storage Partners LLC and the accompanying notes included in Item 8.

        Moreover, the table should be read together with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Niska Partners				Niska Predecessor
	Years Ended March 31,
	2014	2013	2012	2011	2010
	(dollars in thousands, except per unit amounts)
Consolidated Statement of Earnings Data:
Revenues(1)	$207,396	$140,695	$268,581	$230,075	$270,500
Depreciation and amortization	41,286	50,409	46,132	46,891	43,100
Interest and debt expense	66,315	67,010	74,630	77,007	38,119
Earnings (loss) before income taxes	(19,213)	(62,543)	(185,459)	27,403	121,149
Net earnings (loss)	(8,957)	(43,601)	(165,772)	57,457	53,200
Earnings (loss) per unit(2)	(0.25)	(0.63)	(2.39)	0.31	n/a
Balance Sheet and Other Financial Data (at period end):
Total current assets	$297,137	$247,775	$439,427	$443,699	$430,000
Total assets	1,539,191	1,524,392	1,803,358	2,061,270	2,099,400
Total debt(3)	706,725	722,274	807,179	800,000	800,000
Members' equity	554,140	597,377	690,390	916,973	929,800
Cash distributions declared (per unit):
Common units	$1.40	$1.40	$1.40	$0.873	n/a
Subordinated units	$—	$—	$0.70	$0.873	n/a
Operational Data: (unaudited)
Effective working gas capacity (Bcf)(4)	250.5	225.5	221.5	204.5	185.5
Capacity added during the period (Bcf)	25.0	4.0	17.0	19.0	21.8
Percent of operated capacity leased to third parties(5)	76.1%	74.8%	62.4%	71.4%	79.5%

(1)
Revenues include optimization revenues, which are presented net of cost of goods sold.

(2)
Earnings (loss) per unit for the year ended March 31, 2014 was only attributable to common unitholders as a result of cancellation of the Company's subordinated units at the beginning of the current fiscal year.

(3)
Includes obligations under capital lease and asset-based revolving credit facilities.

(4)
Represents operated and NGPL capacity. Effective working gas capacity data is as at March 31 in each year.

(5)
Excludes NGPL leased capacity of 8.5 Bcf.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The historical financial statements included elsewhere in this document reflect the consolidated assets, liabilities and operations of Niska Gas Storage Partners LLC ("Niska Partners" or "Niska") as at March 31, 2014 and 2013, and for the years ended March 31, 2014, 2013 and 2012. The following discussion of the historical consolidated and combined financial condition and results of operations should be read in conjunction with the historical financial statements and accompanying notes of Niska included elsewhere in this document. In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See "Forward-Looking Statements." Factors that could cause actual results to differ include those risks and uncertainties that are discussed in "Risk Factors."

  Overview

        We operate the Countess and Suffield gas storage facilities (collectively, the AECO HubTM) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. We market our working gas storage capacity and we optimize our storage capacity with our own proprietary gas purchases at each of these facilities. We earn revenues by (i) leasing storage capacity on a long and short-term basis for which we receive fees and (ii) engaging in optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins higher than those that we receive from third party contracts. We have a total of 250.5 Bcf of working gas capacity among its facilities, including 8.5 Bcf leased from a third party pipeline company. We also operate a natural gas marketing business which is an extension of our proprietary optimization activities in Canada.

        During the fiscal year ended March 31, 2014, the market for natural gas storage services was dynamic. Generally, prices available for short- and long-term contracted storage services declined, in response to a narrowing of the difference between summer and winter prices in the natural gas futures market, which we refer to as the seasonal spread. These reduced prices resulted from a number of factors, including warmer weather in the summer which increased natural gas demand and a perceived oversupply of natural gas available for winter consumption. However, pipeline restrictions in our Canadian markets in the summer months coupled with extremely cold weather events in the late autumn and winter months significantly benefited optimization activities and realized optimization revenues. As the winter season ended, seasonal spreads were wider for periods beyond fiscal 2016. As a result, we entered into long-term contracts for 25 Bcf of capacity at rates favorable to those available for contracts of shorter duration. In addition, in May 2014, we entered into a new contract with our largest volumetric customer, TransCanada, at rates that are also favorable when compared to shorter-term contracts. The new contract replaced a storage agreement with TransCanada which contained an option to terminate effective April 1, 2015. The previous agreement provided TransCanada with approximately 40 Bcf of storage capacity at our AECO facility and had a term that extended to 2030. Either party had an option for either party to terminate at the end of every five-year interval. TransCanada elected to terminate this agreement and entered into a new agreement with us which extends until 2020. The new agreement provides for an initial capacity of approximately 40 Bcf which will be reduced to approximately 20 Bcf on April 1, 2017. By terminating the prior agreement, TransCanada became obligated to make an early termination payment.

        Market conditions for natural gas storage can change rapidly as a result of a number of factors, including weather, overall storage levels across North America and in the markets we serve, current and anticipated levels of natural gas supply and demand, and pipeline infrastructure capacity. Accordingly, current market conditions may not be a reliable predictor of market conditions which may exist in the future. Longer term, we believe several factors will contribute to meaningful growth in North American natural gas demand, including: (i) exports of North American Liquefied Natural Gas, or LNG; (ii) sustained fuel switching from coal to natural gas; (iii) construction of new gas-fired power plants; and (iv) growth in base-level industrial demand, all of which would bolster the demand for, and the commercial value of, natural gas storage. We are unable however, to predict the timing or magnitude of such events and the ultimate impact they may have on our results of operations.

        The extreme winter weather conditions in North America during the first three months of 2014 resulted in increased demand for natural gas. This high demand, coupled with occasional weather-related production interruptions and limited infrastructure capacity in certain markets, resulted in the draw down of natural gas storage inventories to the lowest levels experienced in over ten years. At May 29, 2014, natural gas storage levels in the United States were at 57% of the five-year average. As North America enters the summer season, it is unclear how industry efforts to refill storage will affect near-term natural gas prices (and, therefore, the seasonal spread) or whether storage will be refilled to levels which would support winter natural gas requirements (which would tend to impact natural gas market volatility). Accordingly, as we enter fiscal 2015, market conditions, including the seasonal spread and natural gas futures price volatility, remain uncertain.

        A summary of financial and operating data for the years ended March 31, 2014, 2013 and 2012:

	Year Ended March 31,
	2014	2013	2012
	(dollars in thousands)
Consolidated Statement of Earnings (loss) and Comprehensive Income (loss) Data:
Revenues
Fee-based revenue	$135,356	$163,325	$146,053
Optimization, net(1)	72,040	(22,630)	122,528

	207,396	140,695	268,581
Expenses (Income):
Operating	40,834	32,535	43,978
General and administrative	39,937	38,562	28,582
Depreciation and amortization	41,286	50,409	46,132
Interest	66,315	67,010	74,630
Loss on extinguishment of debt(2)	36,697	599	4,861
Loss on impairment and sale of assets(3)	—	14,927	5,342
Impairment of goodwill(3)	—	—	250,000
Foreign exchange losses (gains)	1,182	(694)	682
Other expense (income)	358	(110)	(167)

Earnings (loss) before income taxes	(19,213)	(62,543)	(185,459)
Income tax expense (benefit):
Current	82	(1,414)	412
Deferred	(10,338)	(17,528)	(20,099)

	(10,256)	(18,942)	(19,687)

Net earnings (loss) and comprehensive income (loss)	$(8,957)	$(43,601)	$(165,772)

Reconciliation of Adjusted EBITDA to net (loss) earnings:
Net earnings (loss)	$(8,957)	$(43,601)	$(165,772)
Add (deduct):
Interest expense	66,315	67,010	74,630
Income tax benefit	(10,256)	(18,942)	(19,687)
Depreciation and amortization	41,286	50,409	46,132
Impairment of goodwill	—	—	250,000
Unrealized risk management losses (gains)	8,732	89,851	(83,193)
Loss on extinguishment of debt	36,697	599	4,861
Foreign exchange losses (gains)	1,182	(694)	682
Loss on impairment and sale of assets	—	14,927	5,342
Other expense (income)	358	(110)	(167)
Inventory impairment writedown	4,600	22,281	23,400

Adjusted EBITDA(4)	139,957	181,730	136,228
Add (deduct):
Cash interest expense, net	(62,961)	(63,599)	(69,856)
Income taxes (paid) recovered	(73)	722	(988)
Maintenance capital expenditures	(1,575)	(1,833)	(1,858)
Other (expense) income	(358)	110	167

Cash Available for Distribution(4)	$74,990	$117,130	$63,694

Balance Sheet Data (at period end):
Total assets	1,539,191	1,524,392	1,803,358
Property, plant and equipment, net of accumulated depreciation	908,274	918,061	968,128
Long-term debt(5)	585,926	656,015	655,884
Total partners' equity	554,140	597,377	690,390
Operating Data (unaudited):
Effective working gas capacity (Bcf)(6)	250.5	225.5	221.5
Capacity added during period (Bcf)	25.0	4.0	17.0
Percent of operated capacity contracted to third parties(7)	76.1%	74.8%	62.4%

(1)
Optimization revenue is presented net of cost of goods sold. Net optimization revenues include unrealized risk management gains/losses and write-downs of inventory. We had unrealized risk management losses of $8.7 million and $89.9 million for the years ended March 31, 2014 and 2013, respectively and an unrealized risk management gain of $83.2 million for the year ended March 31, 2012. We had write-downs of inventory of $4.6 million, $22.3 million and $23.4 million for the years ended March 31, 2014, 2013 and 2012 respectively. Excluding these non-cash items, which do not affect Adjusted EBITDA, our realized optimization revenues were $85.4 million, $89.5 million, $62.7million for the years ended March 31, 2014, 2013 and 2012, respectively.

(2)
Loss on extinguishment of debt in the year ended March 31, 2014 relates to the redemption of our 8.875% Senior Notes due 2018 in March 2014. The loss consisted of a call premium of $28.6 million along with the write-off of unamortized deferred financing costs associated with the issuance of the 8.875% Senior Notes in 2010. Loss on extinguishment of debt in the year ended March 31, 2013 related to the write-off of a portion of deferred financing costs associated with the amendment and restatement of our $400.0 million revolving credit facilities. Loss on extinguishment of debt in the year ended March 31, 2012 related to the amount of cash paid compared to the carrying value to repurchase a portion of our 8.875% Senior Notes due 2018 along with the write-off the proportionate share of unamortized deferred financing costs at the time of repurchase.

(3)
Loss on impairment and sale of assets in the fiscal year ended March 31, 2013 relates to losses on sales of cushion from one of our Canadian facilities and from one of our U.S. facilities. Loss on impairment and sale of assets in the fiscal year ended March 31, 2012 relates to an impairment charge on certain non-core assets and to a loss on sale of cushion from one of our U.S. facilities. Goodwill impairment in the fiscal year ended March 31, 2012 relates to goodwill in two subsidiaries that was written down from its carrying amounts of $495.6 million to $245.6 million.

(4)
Adjusted EBITDA and Cash Available for Distribution in fiscal 2013 include the benefits of inventory write-downs of $43.1 million related to inventory impairments recorded in the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013. Excluding these benefits, Adjusted EBITDA would have been $138.6 million and Cash Available for Distribution would have been $74.0 million.

(5)
Includes long-term obligations under capital lease, but excludes asset-based revolving credit facility drawings which are recorded in current liabilities.

(6)
Represents operated and NGPL capacity.

(7)
Excludes NGPL leased capacity of 8.5 Bcf.

        The following table sets forth average volume utilized by, and revenue and fees/margins derived from, LTF contracts, STF contracts and proprietary optimization transactions for the fiscal years ended March 31, 2014, 2013 and 2012:

	Year Ended March 31,
	2014	2013	2012
Storage Capacity (Bcf) utilized by:
LTF Contracts	109.5	126.1	109.4
STF Contracts	74.7	36.1	23.6
Proprietary optimization transactions	66.3	63.3	88.5

Total	250.5	225.5	221.5

Revenue (in thousands)
Fee-based contracts
LTF Contracts	$83,940	$108,615	$116,244
STF Contracts	51,416	54,710	29,809

	135,356	163,325	146,053
Optimization:
Realized proprietary optimization transactions	85,372	89,525	62,735
Unrealized risk management (losses) gains	(8,732)	(89,874)	83,193
Inventory write-down	(4,600)	(22,281)	(23,400)

	72,040	(22,630)	122,528

Total	$207,396	$140,695	$268,581

Fees/Margins ($/Mcf)
LTF Contracts	$0.77	$0.86	$1.06
STF Contracts	0.69	1.51	1.26
Realized proprietary optimization transactions	1.29	1.41	0.71

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

  Volume and Fees Derived from Fee-based Contracts

        We provide fee-based natural gas storage services to our customers under long-term firm (LTF) and short-term firm (STF) contracts. When a customer enters into a LTF contract, the customer is obligated to pay us monthly reservation fees for a fixed amount of storage which is usable by the customer at their option subject to contractual limits. These fees are fixed regardless of the actual use by the customer, and we also collect a variable fee when the services are actually used in order to allow us to recover our variable operating costs. The volume-weighted average life of our LTF contracts at March 31, 2014 was 2.0 years. Reservation fees comprise over 90% of the revenue generated under LTF contracts and provide a baseline of revenue in excess of our operating and general and administrative costs. On May 1, 2014, we announced the execution of a storage services agreement with our largest volumetric customer, TransCanada. This contract replaces a storage agreement which contained an option to terminate effective April 1, 2015. With the execution of this new contract, the weighted average life of our LTF contracts is now approximately four years. See "Item 1. Business—Recent Developments" for additional information.

        We also provide fee-based services under short-term firm (STF) contracts, where a customer pays a fixed fee to inject a specified quantity of gas on a specified date or dates and to withdraw on a specified future date or dates.

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

        When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized hedging gains and losses and inventory write-downs. For accounting purposes, our net realized optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because substantially all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by gains when the inventory is sold, however, these offsetting gains and losses may occur in different periods.

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

  Capitalization, Leverage and Liquidity

        We regularly monitor our credit metrics. Our most important credit metric is our fixed charge coverage ratio, or FCCR, which is contained in the Indenture to our 6.50% Senior Notes and our $400.0 million Revolving Credit Agreement. The FCCR measures our Adjusted EBITDA divided by fixed charges, both of which are defined in the Indenture and credit agreement. As discussed below, when our FCCR is below 2.0 times, we are restricted in our ability to issue new debt. When our FCCR is below 1.75 times, we are restricted in our ability to pay distributions. We also monitor our ratio of long-term and total debt to Adjusted EBITDA and our ratio of debt to debt plus equity. While these metrics are not included in our Indenture or credit agreement, they are common metrics used to measure the credit-worthiness of companies, including those similar to us.

        As of March 31, 2014, we had a FCCR of 2.8 to 1, a ratio of total debt to Adjusted EBITDA of 5.1 times, a ratio of long-term debt to Adjusted EBITDA of 4.2 times and a ratio of long-term debt to long-term debt plus equity of 51.4%. In response to deteriorating conditions in the natural gas storage industry, we have undertaken a number of steps to improve these credit metrics, including the following:

  •
  Suspension in fiscal 2012 of the payment of distributions on our prior subordinated units and the subsequent elimination of these subordinated units in an equity restructuring in April 2013;

  •
  The repurchase in fiscal 2012, using excess working capital, of $156 million principal amount of our then-outstanding 8.875% Senior Notes due 2018;

  •
  The amendment and restatement in fiscal 2013 of our $400.0 million revolving credit agreement which provided for lower rates under this credit facility;

  •
  The implementation in August 2013 of a Distribution Reinvestment Program (or "DRIP"), which allows owners of our common units to reinvest their quarterly distributions in additional common units. Distributions of $18.3 million on common units, substantially all of which were owned by the Carlyle/Riverstone Funds, were reinvested during the fiscal 2014 pursuant to the DRIP program and this resulted in the issuance of approximately 1.25 million common units;

  •
  The implementation in November 2013 of an At-the-Market equity program which allows us to issue up to $75 million in common units from time to time. As of May 29, 2014, we have not issued any units under this program; and

  •
  The redemption, in March 2014, of the balance of the 8.875% Senior Notes due 2018 then outstanding through a combination of $575 million of new 6.5% Senior Notes due 2019 and available working capital.

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

Factors that Impact Our Business

        Factors that impact the performance of specific components of our business from period to period include the following:

  Market Price for Fee-based Contracts

        The price available in the marketplace when negotiating new or replacement storage contracts is primarily driven by natural gas seasonal spreads, gas storage contract demand and the amount of storage capacity utilized for fee-based contracts that year. We may increase the capacity that we use for fee-based contracts at times of higher forward natural gas spreads and demand. Lower market prices for fee-based contracts may result from lower seasonal spreads or a more competitive environment for storage services. In fiscal 2014, we allocated more capacity to STF services than in fiscal 2013 due to (i) more favorable rates available for these services compared to LTF rates and, (ii) to a lesser extent, the increase in capacity available through the completion of an additional 25 Bcf of capacity at our Wild Goose facility. Capacity allocated to optimization activities remained approximately the same.

  Working Gas Storage Capacity Growth

        The addition of working gas capacity is expected to generate incremental revenue. For the fiscal year ended March 31, 2014, our gas storage capacity increased from 225.5 bcf to 250.5 bcf which resulted in a year-over-year increase in revenue of $11.4 million.

  Carried Inventory

        When winter gas prices fall below forward prices for the following summer, we may defer the withdrawal of proprietary optimization inventory until the next fiscal year in order to add incremental margin and economic value, independent of the period in which that revenue is earned. This results in the deferral of realized earnings and cash flow from one fiscal year to the next. This was evident during the fiscal year ended March 31, 2012, when an unseasonably warm winter resulted in a reduction of demand for natural gas and resulted in a significant overall decline in near-term natural gas prices. The simultaneous widening of the summer to winter spread resulted in the deferral of the withdrawal of proprietary optimization inventory until fiscal 2013. Proprietary optimization inventory at March 31, 2012 was approximately 69 Bcf. In fiscal 2014, beginning and ending proprietary optimization inventories were relatively low (approximately 23 Bcf at March 31, 2013 and approximately 19 Bcf at March 31, 2014) as a result of late-winter cold weather in March 2013 and extraordinarily cold weather throughout the winter of 2014.

Variable Costs

        The variable operating costs of our facilities are primarily comprised of fuel costs associated with natural gas and electricity for compressor operations. Our operating costs are affected by the amount and price of energy used to inject and withdraw natural gas from our facilities and by the number and timing of gas injections and withdrawals. For example, if we experience large injections of natural gas in the early summer (instead of a steady rate of injections throughout the summer), we would have higher costs in our first quarter and lower than expected costs in the second quarter. A mild winter could lead to less withdrawals in total, and therefore lower overall fuel and power costs because less injections would occur in filling our storage facilities. These cost variances could be partially offset by similar variances in long-term contract revenues. During the year ended March 31, 2014, operating expenses were higher than the year ended March 31, 2013, principally due to higher fuel and electricity costs. Higher natural gas prices throughout the year, and strong demand during the winter, led to higher cycled volumes across all facilities which increased fuel and electricity consumption compared to the prior year.

  Carrying Costs

        Our cost of capital and the amount of our available working capital impacts the amount of capacity utilized for proprietary optimization as compared to STF contracts. Proprietary optimization requires us to purchase inventory, which is financed by cash on hand and our credit facility. A higher cost of capital relative to that of our customers will generally lead to lower volume used for proprietary optimization transactions. In general, higher carrying costs for us or our customers result in lower margins for us. In the fiscal year ended March 31, 2014 we allocated approximately the same level of capacity to proprietary optimization as in the prior year in order to maintain the level of capital invested in this revenue strategy.

  Customer Usage Patterns

        Incremental revenue opportunities in the form of STF or proprietary optimization transactions may arise for us if capacity usage by our LTF customers is underutilized or offset by other LTF customers.

  Weather

        Weather extremes and variability directly affect our margins by increasing volatility in natural gas markets and impacting pricing for natural gas storage services. Very mild years tend to have lower volatility and therefore tend to reduce revenue generated under our STF and proprietary optimization strategies. In contrast, years with very hot summers, very cold winters or a number of significant storms tend to increase volatility and therefore increase the revenue generated under those strategies. In fiscal 2014, relatively warm summer conditions and generally colder winter weather conditions resulted in increased volatility in natural gas storage markets.

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

  Inflation

        Inflation has been relatively low in recent years and did not have a material impact on our results of operations for the years ended March 31, 2014, 2013 and 2012. Although the impact of inflation has been insignificant in recent years, it remains a factor in the current economy.

Segment Information

        Our process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment. Since our inception, we have operated along functional lines in our commercial, engineering and operations teams for operations in Alberta, northern California and the U.S. midcontinent. All functional lines and facilities offer the same services: fee-based revenue and optimization. All services are delivered using reservoir storage. All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, and local distribution companies and municipal energy consumers. We also have a small marketing business which is an extension of our proprietary optimization activities. Proprietary optimization activities occur when we purchase, store and sell natural gas for our own account in order to utilize or optimize storage capacity that is not contracted or available to third party customers. We measure profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses. We have aggregated our functional lines and facilities into one reportable segment as at and for the fiscal years ended March 31, 2014, 2013 and 2012.

        Information pertaining to our fee-based and proprietary optimization revenues is presented in the consolidated and combined statements of earnings (loss) and comprehensive income (loss).

Results of Operations

Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013

  •
  Revenue.  Revenues include fee-based revenue and optimization, net. Fee-based revenue consists of long-term contracts for storage fees that are generated when we lease storage capacity on a monthly basis and short-term fees associated with specified injections and withdrawals of natural gas. Optimization revenue results from the purchase of natural gas inventory and its forward sale to future periods through energy trading contracts, with our facilities being used to store the inventory between acquisition and disposition of the natural gas inventory.

        Details of our revenue include:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Long-term contract revenue	$83,940	$108,615	$116,244
Short-term contract revenue	51,416	54,710	29,809

Total fee-based revenue	135,356	163,325	146,053

Realized optimization, net	85,372	89,525	62,735
Unrealized risk management (losses) gains	(8,732)	(89,874)	83,193
Write-down of inventory	(4,600)	(22,281)	(23,400)

Total optimization revenue	72,040	(22,630)	122,528

Total revenue	$207,396	$140,695	$268,581

        The change in revenue was primarily attributable to the following:

  •
  LTF Revenues.  Fiscal 2014 LTF revenues declined by $24.7 million (23%) from fiscal 2013. The decrease in revenues resulted from lower contract rates as well as lower storage capacity allocated to our LTF strategy in the current fiscal year. During fiscal 2014, the absolute amount of capacity utilized for LTF contracts decreased by 16.7 Bcf. In addition, fluctuations in exchange rates between the Canadian and U.S. dollar decreased revenues by $3.5 million compared to last year. This was partially offset by fuel and commodity fee revenue increases of $2.8 million as a result of higher volumes of gas cycled in the current year. Realized margins were $0.77 per Mcf in fiscal 2014 compared to $0.86 per Mcf in fiscal 2013.

  •
  STF Revenues.  STF revenues decreased by $3.3 million (6%) compared to fiscal 2013. Higher capacity utilized for this strategy was offset by lower contract rates compared to the prior fiscal year as well as transactions utilized to mitigate withdrawal risk during the latter part of the winter. During fiscal 2014, the absolute amount of capacity utilized for STF contracts increased by 38.6 Bcf. Realized margins were $0.69 per Mcf in fiscal 2014 compared to $1.51 per Mcf in fiscal 2013.

  •
  Optimization Revenues.  Total optimization revenues, including realized and unrealized gains and losses, along with write-downs of proprietary optimization inventories, increased to a gain of $72.0 million from a loss of $22.6 million in fiscal 2013. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

  •
  Realized Optimization Revenues.    Net realized optimization revenues decreased by $4.2 million compared to fiscal 2013. Realized optimization revenues included the benefits of approximately $43.1 million related to inventory write-downs recorded in the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013. Excluding these benefits, realized optimization revenues would have been $46.4 million and the average realized margin/mcf would have been $0.73. The increase in optimization revenues, excluding the prior fiscal year's inventory write-down benefits, resulted from increased volatility in North American natural gas markets. This increased volatility resulted from changes in pipeline pricing and availability in our Canadian markets during the summer and autumn of 2013 along with significantly increased demand for natural gas across all our North American markets in late 2013 and the first three months of 2014. The average realized margin for optimization activities was $1.29 per Mcf in fiscal 2014 compared to $1.41 per Mcf in fiscal 2013. Realized optimization revenues include revenues from our natural gas marketing operations of $9.7 million and $9.9 million in fiscal 2014 and 2013, respectively.

    •
    Unrealized Risk Management Gains (Losses).    Unrealized risk management losses decreased by $81.1 million compared to fiscal 2013. Unrealized risk management losses of $8.7 million in fiscal 2014 were due to decreases in the value of financial hedges relative to our contracts. Unrealized risk management losses of $89.9 million in fiscal 2013 resulted from (1) the realization of previously unrealized hedges in fiscal 2013 and (2) the increase of natural gas prices relative to our contract prices. As all inventory is economically hedged, any risk management gains (or losses) are offset by future losses (or gains) associated with the sale of proprietary inventory. Unrealized risk management gains (losses) include unrealized gains of $0.8 million and $4.9 million in fiscal 2014 and 2013, respectively, related to our natural gas marketing operations.

    •
    Write-Down of Inventory.    During the fourth quarter of fiscal 2014, we wrote down our proprietary inventory by $4.6 million. This write-down resulted from higher-priced gas purchased to support optimization activities during the weather extremes experienced in our fourth fiscal quarter. At March 31, 2014, forward prices of natural gas had fallen and our weighted average cost of proprietary optimization inventories exceeded the lower of cost or market value.

    During fiscal 2013, we wrote down our proprietary optimization inventories by $22.3 million due to a decrease in natural gas prices. The decrease in prices resulted from the unseasonably warm winter of 2013 which led to a steepening of the forward curve and a repositioning of our inventory deliveries to capture incremental opportunities related to these changes in the natural gas market.

  •
  Earnings (Loss) before Income Taxes.  Loss before income taxes for the fiscal year ended March 31, 2014 was $19.2 million compared to a loss before income taxes of $62.5 million in fiscal 2013. The decrease in loss before income taxes was primarily attributable to higher net revenue as discussed above, plus the following:

  •
  Operating Expenses.  Operating expenses consisted of the following:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Lease costs and property taxes	$13,945	$13,627	$16,164
Fuel and electricity	13,152	6,335	$13,034
Salaries and benefits	7,771	7,014	6,789
Maintenance	3,033	3,176	4,804
General operating costs	2,933	2,383	3,187

Total operating expenses	$40,834	$32,535	$43,978

    Operating expenses in fiscal 2014 increased by $8.3 million (26%) compared to the prior year. Strong demand during the winter led to increased cycled volumes at all of our facilities which, combined with higher fuel prices, resulted in an increase in fuel and electricity costs of $6.8 million. Other cost increases were also driven by increased facility utilization.

  •
  General and Administrative Expenses.  General and administrative expenses consisted of the following:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Compensation costs	$26,107	$23,130	$13,837
General costs, including office and IT costs	4,123	4,448	3,918
Legal, audit and regulatory costs	9,707	10,984	10,827

Total general and administrative expenses	$39,937	$38,562	$28,582

    General and administrative expenses increased by $1.4 million (4%) in fiscal 2014 compared to fiscal 2013 as a result of increased incentive compensation accruals related to short- and long-term compensation plans. These increases were partially offset by lower consulting costs.

  •
  Loss on extinguishment of debt.  The loss on extinguishment of debt of $36.7 million in the fiscal year ended March 31, 2014 related to the redemption of our 8.875% Senior Notes. These losses were measured based the amount of cash paid to redeem the Senior Notes compared to the carrying value of the redeemed Senior Notes as well as the write off of the related unamortized debt issue costs on the dates of redemption. The loss on extinguishment of debt in the fiscal year ended March 31, 2013 related to the amendment and restatement of our revolving credit facilities on which the unamortized portion of the deferred financing costs associated with the original agreement was written off.

  •
  Income Tax Expense (Benefit).  The income tax benefit in the current year is primarily due to the tax planning strategies undertaken in connection with certain taxable Canadian entities, the recognition of losses in those entities, and the recognition of income in certain non-taxable entities.

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

        The change in revenue was primarily attributable to the following:

  •
  LTF Revenues.  Fiscal 2013 LTF revenues declined by $7.6 million (7%) from fiscal 2012. The decrease in revenues resulted from lower average rates for LTF contracts in fiscal 2013 compared to fiscal 2012. These lower contract rates were partially offset by additional storage capacity which we allocated to our LTF strategy in fiscal 2013. During fiscal 2013, the absolute amount of capacity utilized for LTF contracts increased by 16.7 Bcf. In addition, fuel and commodity fee revenue decreased by $2.6 million as a result of lower volumes of gas cycled in fiscal 2013. Fluctuations in exchange rates between the Canadian and U.S. dollar decreased revenues by $1.3 million compared to fiscal 2012.

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

    •
    Unrealized Risk Management Gains (Losses).    Unrealized risk management gains in fiscal 2012 were due to increases in the value of financial hedges resulting from decreases in forward sales prices of natural gas relative to our contracts and their positioning near the end of the fourth quarter. Unrealized risk management losses in fiscal 2013 resulted from (1) the realization of hedges previously unrealized in fiscal 2013 and (2) the opposite situation occurring in fiscal 2013 where natural gas prices increased relative to our contract prices. As all inventory is economically hedged, any risk management gains (or losses) are offset by future losses (or gains) associated with the sale of proprietary inventory. Unrealized risk management gains (losses) include unrealized gains of $4.9 million in fiscal 2013 and $1.0 million of unrealized loss in fiscal 2012 related to our natural gas marketing operations.

    •
    Write-Down of Inventory.    During the fourth quarter of fiscal 2012, near-term prices of natural gas fell dramatically. This period of depressed near-term natural gas prices continued until the first quarter of fiscal 2013. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. Concurrently, the steepening of the forward curve at that time encouraged us to realize incremental revenues through the repositioning of inventory deliveries from the first quarter of fiscal 2013 into future periods in fiscal 2013 or beyond. With the realization of hedges positioned in the first quarter of 2013 and positioning of new hedges, at lower values, in future periods, the market value of our inventories became less than the carrying cost. Accordingly, we wrote down our proprietary inventories by $22.3 million in the first quarter of fiscal 2013 and $23.4 million in the fourth quarter of fiscal 2012.

  •
  Earnings (Loss) before Income Taxes.  Loss before income taxes for the fiscal year ended March 31, 2013 was $62.5 million compared to a loss before income taxes of $185.5 million for the fiscal year ended March 31, 2012. The decrease in loss before income taxes was primarily attributable to the impairment of goodwill in fiscal 2012 and decreased revenue discussed above, plus the following:

  •
  Operating Expenses.    Operating expenses in fiscal 2013 decreased by $11.4 million (26%) compared to fiscal 2012. We ended fiscal 2012 with high levels of inventory which reduced cycled volumes at all of our facilities in fiscal 2013. This reduced cycling resulted in a decrease in fuel and electricity costs of $6.8 million, in addition to lower costs for parts, supplies and labor as well as chemicals used in the withdrawal process ($1.9 million in aggregate). Lease costs in fiscal 2013 were reduced by $2.6 million as a result of the cancellation of a third-party storage contract as well as the renegotiation of terms of a lease for certain facility equipment.

  •
  General and Administrative Expenses.    General and administrative expenses increased by $10.0 million (35%) in fiscal 2013 compared to fiscal 2012 as a result of increased incentive compensation accruals.

    •
    Loss on Impairment and Sale of Assets.    In fiscal 2013, we sold approximately 5 Bcf of cushion, which is treated as a component of property, plant and equipment in our financial statements, and recognized a loss of $14.9 million representing the difference between the selling price and the carrying value of the cushion.

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

  •
  Income Tax Expense (Benefit).  The income tax benefit in fiscal 2013 is primarily due to the tax planning strategies undertaken in connection with certain taxable Canadian entities, the recognition of losses in those entities, and the recognition of income in certain non-taxable entities.

  •
  Net Earnings (Loss).  Net loss for the fiscal year ended March 31, 2013 decreased to $43.6 million compared to $165.8 million for the fiscal year ended March 31, 2012. The lower net loss was primarily attributable to the movement in unrealized risk management gains/losses in fiscal 2013, a goodwill impairment charge of $250 million in fiscal 2012 and other factors discussed above.

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

        We purchase natural gas and build inventories in the summer months. We position sales in the winter months, which results in the peak borrowing on our revolving credit facilities being highest in the middle of our third fiscal quarter, while our peak accounts receivable collections typically occur in our fourth fiscal quarter. However, in fiscal 2013, optimization activities resulted in a loss in the fiscal third quarter due to warm weather and less volatile market conditions. This resulted in the earlier recognition of optimization gains in the first and second quarters compared to the third and fourth quarters of fiscal 2014. In fiscal 2014, cold weather across North America led to high levels of volatility in the natural gas market. Gains were realized during the third and fourth quarters as prices increased and gas was delivered to capture opportunities created by the colder winter.

        The following table illustrates the differences in the recognition of revenue associated with our revenue strategies.

	Year Ended March 31, 2014
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total
	(in thousands)
Fee-based revenue:
LTF revenue	$20,596	$20,287	$21,278	$21,779	$83,940
STF revenue	10,875	12,910	9,206	18,425	51,416

	31,471	33,197	30,484	40,204	135,356
Realized optimization:
Realized optimization, net	5,600	17,298	24,296	38,178	85,372

Total realized revenue	37,071	50,495	54,780	78,382	220,728
Realized quarterly revenue as a percentage of total realized annual revenue	16.8%	22.9%	24.8%	35.5%	100.0%

	Year Ended March 31, 2013
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total
	(in thousands)
Fee-based revenue:
LTF revenue	$27,661	$28,129	$26,492	$26,333	$108,615
STF revenue	9,400	12,869	14,763	17,678	54,710

	37,061	40,998	41,255	44,011	163,325
Realized optimization:
Realized optimization, net	33,621	12,238	(9,542)	53,208	89,525

Total realized revenue	70,682	53,236	31,713	97,219	252,850
Realized quarterly revenue as a percentage of total realized annual revenue	28.0%	21.1%	12.5%	38.4%	100.0%

Liquidity and Capital Resources

        During fiscal 2012 and extending into fiscal 2013 and 2014, our revenues and profitability were negatively impacted by a combination of factors that resulted in reduced revenue margins compared to prior periods. We have responded with a number of actions designed to reduce debt and interest costs and to preserve our liquidity and financial flexibility under these conditions. These actions included:

  •
  The monetization in fiscal 2012 and 2013 of approximately $200 million of excess working capital, principally proprietary inventory;

  •
  The completion, in April 2013, of an equity restructuring which eliminated our subordinated units (all of which were owned by affiliates of the Carlyle/Riverstone Funds) in exchange for new Incentive Distribution Rights.

  •
  The implementation in August 2013 of a Distribution Reinvestment Program (or "DRIP"), which allows owners of our common units to reinvest the quarterly distributions that they would otherwise receive in additional common units. Distributions of $18.3 million, substantially all of which were represented by affiliates of the Carlyle/Riverstone Funds, were reinvested during the fiscal year and resulted in the issuance of approximately 1.25 million common units;

  •
  The implementation in November 2013 of an At-the-Market equity program which allows us to issue up to $75 million in common units from time to time. We have not, as of May 29, 2014, issued any units under this program;

  •
  The completion in March 2014 of a placement of $575.0 million of 6.5% Senior Notes due 2019. Net proceeds from the offering, along with borrowings under our $400.0 million revolving credit facility, were used to redeem the remaining $643.8 million of our 8.875% Senior Notes due 2018.

        We believe that our actions above have strengthened our financial position, improved our liquidity and enhanced our ability to attract capital.

        Our primary short-term liquidity needs are to make interest and principal payments under our $400.0 million Credit Agreement and our 6.50% Senior Notes, to fund our operating expenses and maintenance capital, to pay for the acquisition of proprietary optimization inventory along with associated margin requirements and to pay quarterly distributions, to the extent declared by our board of directors. We fund these expenditures through a combination of cash on hand, cash from operations and borrowings under our Credit Agreement.

        Our medium-to-long-term liquidity needs primarily relate to the funding of proprietary optimization inventories, organic growth opportunities and, potentially, asset acquisitions. We expect to finance the cost of any significant expansion projects or acquisitions from borrowings under our existing or possible future credit facilities or a mix of borrowings and additional equity offerings, as well as cash on hand and cash from operations. As of March 31, 2014, we continue to evaluate various development projects including Starks in Southwest Louisiana as a hydrocarbon liquids storage facility and Sundance in Western Alberta as a natural gas storage project. Because these projects remain in the evaluation phase, the amount and timing of any capital requirements are uncertain.

        Our principal debt covenant is our fixed charge coverage ratio, or FCCR, which is included in both our Credit Facility agreement and the indenture to our Senior Notes. When our FCCR, which is calculated quarterly on a trailing-twelve months basis by dividing Adjusted EBITDA (defined substantially the same as presented herein) by fixed charges, which are measured as interest expense plus the amount of interest capitalized, but giving pro forma credit for all of the previous twelve months for certain debt purchases and acquisitions, is less than 2.0 to 1.0, we are restricted in our ability to issue new debt. However, this restriction does not affect our ability to access our existing Credit Facility or to amend, extend or replace that facility. When our FCCR is below 1.75 to 1.0, we are restricted in our ability to pay distributions. At March 31, 2014, our FCCR was 2.8 to 1.0. If our FCCR were to be below 1.75 to 1.0, we would be permitted thereafter to pay $75 million of distributions. This $75 million amount is cumulative for all periods that our FCCR is below 1.75 to 1.0. The appropriateness and amount of distributions are determined by our board of directors on a quarterly basis.

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

Historical Cash Flows

        Our cash flows are significantly influenced by our level of natural gas inventory, margin deposits and related forward purchase and sale contracts or hedging positions at the end of each accounting period and may fluctuate significantly from period to period. In addition, our period-to-period cash flows are heavily influenced by the seasonality of our proprietary optimization activities. For example, we generally purchase significant quantities of natural gas during the summer months and sell natural gas during the winter months. The storage of natural gas for our own account can have a material impact on our cash flows from operating activities for the period we pay for and store the natural gas and the subsequent period in which we receive proceeds from the sale of natural gas. When we purchase and store natural gas for our own account, we use cash to pay for the natural gas and record the gas as inventory and thereby reduce our cash flows from operating activities. We typically borrow on our revolving credit facilities to fund these purchases, and these borrowings increase our cash flows from financing activities. Conversely, when we collect the proceeds from the sale of natural gas that we purchased and stored for our own account, the impact on our cash flows from operating activities is positive and the impact on our cash flows from financing activities is negative. Therefore, our cash flows from operating activities fluctuate significantly from period-to-period as we purchase natural gas, store it, and then sell it in a later period. In addition, we have margin requirements on our economically hedged positions. As the cash deposits we make to satisfy our margin requirements increase and decrease with our volume of derivative positions and changes in commodity prices, our cash flows from operating activities may fluctuate significantly from period to period.

        The following table summarizes our sources and uses of cash for the fiscal years ended March 31, 2014, 2013 and 2012:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Operating Activities
Net earnings (Loss)	$(8,957)	$(43,601)	$(165,772)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Unrealized foreign exchange loss (gains)	1,500	(252)	391
Deferred income tax benefit	(10,338)	(17,528)	(20,648)
Unrealized risk management losses (gains)	8,732	89,851	(83,193)
Depreciation and amortization	41,286	50,409	46,132
Deferred charges amortization	3,354	3,411	3,942
Loss on extinguishment of debt	36,697	599	4,861
Loss on impairment and sale of assets	—	14,927	5,342
Impairment of goodwill	—	—	250,000
Write-down of inventory	4,600	22,281	23,400
Changes in non-cash working capital	15,033	42,033	(56,420)

Net cash provided by operating activities	$91,907	$162,130	$8,035

Net cash used in investing activities	$(5,166)	$(27,805)	$(52,820)

Net cash used in financing activities	$(89,244)	$(136,829)	$(60,083)

Other information:
Proprietary inventory (at year-end)	$75,140	$83,416	$230,739

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

        Cash provided by operating activities in the year ended March 31, 2014 was $91.9 million compared to $162.1 million in the year ended March 31, 2013. The reduction in cash provided by operating activities principally related to the absence in fiscal 2014 of the significant reduction in proprietary optimization inventories that occurred in fiscal 2013. The substantial increase in cash provided by operations in fiscal 2013 compared to fiscal 2012 was the product of investments in proprietary optimization inventories in fiscal 2012, which resulted from increased capacity allocated to optimization activities in that year.

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Changes in non-cash working capital:
Margin deposits	$(14,137)	$(39,174)	$99,804
Trade receivables	(3,383)	(286)	(45)
Natural gas inventory	3,676	125,042	(120,563)
Accrued receivables	(44,459)	(40,203)	9,938
Deferred revenue	5,468	(10,667)	6,498
Accrued liabilities	68,108	8,456	(53,036)
Other	(240)	(1,135)	984

Net changes in non-cash working capital	$15,033	$42,033	$(56,420)

        Working Capital.    Working capital is defined as the amount by which current assets exceed current liabilities. Our working capital is affected by the relationship between unrealized risk management hedges which are marked-to-market on a monthly basis, the margin deposits required by our brokers for such gains and losses, proprietary inventory which is stored in our facilities and cash used to fund inventory purchases.

        As of March 31, 2014, we had net working capital of $33.4 million (working capital ratio of 1.1 to 1.0, which is calculated by dividing current assets by current liabilities), representing a significant change compared to net working capital of $105.8 million (working capital ratio of 1.7 to 1.0) at March 31, 2013. The most significant reason for this reduction of $74.3 million is the decision in March 2014 to use available working capital, along with the issuance of $575 million of 6.50% Senior Notes due 2019 to redeem the $643.8 million of 8.875% Senior Notes due 2018.

        Investing Activities.    Most of the investing activities in each of the fiscal years ended March 31, 2014, 2013 and 2012 were attributed to expansion capital expenditures at our storage facilities. These expenditures, as outlined in "—Capital Expenditures," have enabled us to increase our effective working gas capacity by 46.0 Bcf during the three year period ended March 31, 2014. Historically, maintenance capital expenditures have been modest, ranging between $1.6 million and $1.9 million each year during this same period.

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

        In March 2014, we completed a private placement of $575.0 million senior unsecured notes due 2019. As noted above, proceeds from the offering, along with borrowings under the revolving credit facility, were used to redeem the existing $643.8 million outstanding principal amount of the 8.875% Senior Notes due 2018.

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

  Capital Expenditures

        Our capital expenditures for the years ended March 31, 2014, 2013 and 2012 were as follows:

	Year Ended March 31,
	2014	2013	2012
	(in thousands)
Maintenance capital	$1,575	$1,833	$1,858
Expansion capital	4,010	22,631	48,088

Total capital expenditures	5,585	24,464	49,946
(Increase) decrease in accrued capital expenditures	(2,426)	5,551	2,874
Purchase of customer contracts	2,007	—	—
Proceeds from sale of assets	—	(2,210)	—

Net cash used in investing activities	$5,166	$27,805	$52,820

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

        In the fiscal year ended March 31, 2014, we received the approval from the California Public Utilities Commission to add 25 Bcf at our Wild Goose facility, increasing our capacity from 50 Bcf to 75 Bcf. Because most of the equipment required to support this expansion had been purchased and installed previously, costs required to complete this current expansion were not significant.

        Under our current plan, we expect to spend approximately $3.0 million to $5.0 million in fiscal 2015 for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. Expansion capital for fiscal 2015 is expected to be approximately $25.0 million and relates principally to enhancing existing capacity and to developing new projects.

  Our 6.50% Senior Notes Due 2019

        On March 17, 2014, we completed the private placement of senior unsecured notes due 2019 (the "6.50% Senior Notes"). The 6.50% Senior Notes were issued through the Issuers. Net proceeds from the offering of approximately $563.3 million, after deducting underwriters' discounts and fees, along with borrowings under our asset-based revolving credit facility, were used to redeem the $643.8 million outstanding principal amount of our 8.875% Senior Notes due 2018. Including call premium of approximately $28.6 million and the write-off of unamortized deferred financing costs of $8.1 million, the Company recognized a loss of $36.7 million, which was recorded as a loss on extinguishment of debt. These losses were measured based on the amounts paid as well as on the carrying value of the redeemed Senior Notes, which included unamortized debt issue costs on the dates of redemption. The related accrued interests paid were recorded in interest expense. Costs directly related to the issuance of the 6.50% Senior Notes were capitalized as deferred charges and will be amortized as additional interest expense over the term of the debt.

        The 6.50% Senior Notes are senior unsecured obligations which are: (1) effectively junior to secured obligations to the extent of the value to the collateral securing such debt; (2) equal in right of payment with all existing and future senior unsecured indebtedness; and (3) senior in right of payment to any future subordinated indebtedness. The 6.50% Senior Notes are fully and unconditionally guaranteed by us and our direct and indirect subsidiaries on a senior unsecured basis, and are: (1) effectively junior to each guarantor's secured obligations; (2) equal in right of payment with all existing and future senior unsecured indebtedness of each guarantor and (3) senior in right of payment to any future subordinated indebtedness of each guarantor.

        Interest on the 6.50% Senior Notes is payable semi-annually on October 1 and April 1, commencing on October 1, 2014, at a rate of 6.50% per year, and will mature on April 1, 2019.

        Prior to October 1, 2016, we have the option to redeem up to 35% of the aggregate principal amount of the 6.50% Senior Notes using net cash proceeds from certain equity offerings at a price of 106.5% plus accrued and unpaid interest. We may also redeem all or a part of the 6.50% Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.25% during the twelve-month period beginning on October 1, 2016, 101.625% during the twelve-month period beginning on October 1, 2018 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date. The Company is not required to make mandatory redemptions or sinking fund payments with respect to the 6.50% Senior Notes.

        The indenture governing the 6.50% Senior Notes limits our ability to pay distributions in respect of, repurchasing or paying dividends on our membership interests (or other capital stock) or making other restricted payments. The limitation changes depending on our fixed charge coverage ratio, which is defined as the ratio of our consolidated cash flow to our fixed charges, each as defined in the indenture governing our 6.50% Senior Notes, and measured for the preceding four quarters.

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

        As of March 31, 2014, the fixed charge coverage ratio was 2.8 to 1.0 and the indenture governing our 6.50% Senior Notes would have permitted us to distribute approximately $207.1 million. The fixed charge coverage ratio was calculated on a pro-forma basis, taking into account the redemption of the 8.875% Senior Notes due 2018 as if the redemption had occurred on April 1, 2013.

        The indenture does not prohibit certain types or amounts of restricted payments, including a general basket of $75.0 million of restricted payments.

        The indenture governing our 6.50% Senior Notes contains certain other covenants that, among other things, limit our and certain of our subsidiaries' ability to:

  •
  incur additional debt or issue certain capital stock;

  •
  pay dividends on, repurchase or make distributions in respect of our capital stock or repurchase or retire subordinated indebtedness;

  •
  make certain investments;

  •
  sell assets;

  •
  create liens;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  enter into certain transactions with our affiliates; and

  •
  permit restrictions on the ability of our subsidiaries to make distributions.

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

        Upon the occurrence of a change of control together with a decrease in the ratings of the notes by either Moody's or S&P by one or more gradations within 90 days of the change of control event, we must offer to repurchase the 6.50% Senior Notes at 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

        Our ability to repurchase the 6.50% Senior Notes upon a change of control will be limited by the terms of our debt agreements, including our asset-based revolving credit facility. In addition, we cannot assure that we will have the financial resources to repurchase the 6.50% Senior Notes upon a change of control.

  Our $400 Million Credit Agreement

        Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership entered into senior secured asset-based revolving credit facilities, consisting of a U.S.

revolving credit facility and a Canadian revolving credit facility (the "Credit Facilities" or the "$400.0 million Credit Agreement"). In fiscal 2013, Niska Partners, through the same subsidiaries, completed an amendment and restatement of its $400.0 million Credit Agreement. These Credit Facilities provide for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of a U.S. revolving credit facility and a Canadian revolving credit facility. Subject to certain conditions, each of the U.S. revolving credit facility and the Canadian revolving credit facility may be expanded up to a total of $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at Niska Partners' option, in either U.S. or Canadian dollars. Each revolving credit facility matures on June 29, 2016.

        Borrowings under our revolving credit facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers' acceptance rate plus an applicable margin or, at our option, a prime rate plus an applicable margin. The credit agreement provides that we may borrow only up to the lesser of the level of our then current borrowing base and our committed maximum borrowing capacity, which is currently $400.0 million. Our borrowing base was $408.4 million as of May 1, 2014.

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

        Our $400.0 million Credit Agreement contains limitations on our ability to pay distributions in respect of, repurchase or pay dividends on our membership interests (or other capital stock) or make other restricted payments. These limitations are substantially similar to those contained in the indenture governing our 6.50% Senior Notes described above, except that the credit agreement is less restrictive.

        Our $400.0 million Credit Agreement provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, including our 6.50% Senior Notes, voluntary and involuntary bankruptcy proceedings, material money judgments, and material events relating to pension plans, certain change of control events and other customary events of default.

        As of March 31, 2014, we had $119.5 million in borrowings, with a weighted average interest rate of 3.56%. As of May 29, 2014, we had $149.7 million borrowings outstanding under our revolving credit facilities and had $45.4 million in letters of credit issued. We and our subsidiaries were in compliance with all covenant requirements under our credit facilities at May 1, 2014.

  Contractual Obligations

        The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2014:

	Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Long term debt obligations	$575,000	$—	$—	$575,000	$—
Interest on long term debt obligations	186,875	37,375	74,750	74,750	—
Operating lease obligations	16,726	4,033	7,924	4,189	580
Capital lease obligations	13,859	1,657	3,314	3,314	5,574
Leased storage contracts	6,439	4,081	2,358	—	—
Mineral and surface leases	200,897	3,722	7,137	7,465	182,573
Asset retirement obligations	54,060	—	—	—	54,060
Post-retirement obligation	2,500	—	—	—	2,500
Deferred income tax	1,393	1,393	—	—	—
Purchase obligations(1)	3,370,246	2,783,323	344,253	242,670	—

Total	$4,427,995	$2,835,584	$439,736	$907,388	$245,287

(1)
Purchase obligations consist of forward physical and financial commitments related to purchases of natural gas. As we economically hedge substantially all of our natural gas purchases, there are forward sales that offset these commitments that are not included in the above table. As at March 31, 2014, forward physical and financial sales for all future periods totaled $3,361.1 million.

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

        Significant assumptions that we made in measuring the fair value of assets and liabilities include (1) the replacement cost, depreciation and obsolescence and useful lives of property, plant and equipment and (2) the present value of incremental cash flows attributable to certain intangible assets.

Critical Accounting Estimates and Policies

        The historical financial statements included in this document have been prepared in accordance with GAAP. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires our judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. Our judgments and estimates are based on what we believe are the best and most relevant information available to us at the time our financial statements are prepared.

        The following is a discussion of our most critical accounting estimates, judgments and uncertainties that are inherent in the application of GAAP. These estimates affect, among other items, revenue recognition and expense accruals, migration of cushion, assessing income tax expense including the requirement for a valuation allowance against deferred income tax assets, calculating unit-based compensation, valuing of risk management assets and liabilities, inventory and identified intangible assets.

Description	Judgments and Uncertainties
Revenue Recognition

See Note 2, Significant Accounting Policies, of our Consolidated Financial Statements for a complete discussion of our revenue recognition policies.

Revenues are recognized when collectability is reasonably assured. Collectibility is evaluated on a customer-by-customer basis. New and existing customers are subject to a credit review process, which evaluates the customers' financial position (e.g. cash position and credit rating) and ability to pay. If collectability is not considered reasonably assured at the outset of an arrangement in accordance with our credit review process, revenue is recognized when the fee is collected.
Our revenue recognition accounting process contains uncertainties because it requires us to make a judgment on the collectability of revenue at the outset of an arrangement. In addition, our revenue also includes unrealized risk management gains and losses which require us to estimate fair value of our risk management contracts.
Fair Value of Risk Management Assets and Liabilities

We use natural gas derivatives and other financial instruments to manage our exposure to changes in natural gas prices and foreign exchange rates. These financial assets and liabilities, which are recorded at fair value on a recurring basis, are included into one of three categories based on a fair value hierarchy.

The fair value of our derivative contracts are recorded as risk management assets and liabilities, which are classified as either current assets, non-current assets, or liabilities based upon the anticipated settlement date of the contracts. The determination of the fair value of these derivative contracts reflects the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
There are uncertainties in our methodology in the determination of fair value since it requires us to consider various factors, including over-the-counter quotations, location differentials and closing foreign exchange rates underlying the contracts. Although the fair value of our risk management assets and liabilities may fluctuate, such fluctuations are offset by equivalent changes in the value of our physical inventory. Our policy is for our inventory and purchases to be economically hedged, within small tolerances permitted under our risk management policy, so we are not exposed economically to the risk of fluctuating commodity prices.
Inventory

Our inventory is natural gas injected into storage and held for resale. Inventory is valued at the lower of average cost or market. Adjustments to write down the costs of inventory to market are recorded as an offset to optimization revenues while costs to store the gas are recognized as operating expenses in the period the costs are incurred.
At the end of each reporting period we determine whether a write-down is required to reduce inventory to the lower of cost or market value. This determination has built-in uncertainties since it requires judgment in estimating fair market values in the periods to which our inventory is economically hedged and the level of a normal margin compared to selling price in those periods.

Description	Judgments and Uncertainties
Cushion Effectiveness

Certain volumes of hydrocarbons defined as cushion are required for maintaining a minimum field pressure. Cushion is considered a component of the facility and as such is not depreciated. Cushion is monitored to ensure that it provides effective pressure support. In the event that natural gas moves to another area of the reservoir where it does not provide effective pressure support, charges against cushion are included in depreciation in an amount equal to the cost of estimated volumes that have migrated.
Cushion requirements and its effectiveness are estimated using pressure and volumetric data accumulated over many years of storage operation. The data is added into a complex reservoir model which accounts for different dynamic phenomena occurring within the reservoir. The information incorporated into the model includes pressure gradients within the reservoir, water encroachment due to an active aquifer, tight reservoir components which slowly capture and release back some of the gas stored and a cuhion migration component. These phenomena influence one another and the level of uncertainty of the estimate of cushion present in a reservoir.
Impairment of Goodwill and Other Intangible Assets

See Note 2, Significant Accounting Policies, on our Consolidated Financial Statements for a complete discussion of our policy regarding goodwill and other intangible assets.

In evaluating goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. The result of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the quantitative impairment test. The performance of the quantitative impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

Other intangible assets are reviewed for impairment as impairment indicators arise. When such events or circumstances are present, the recoverability of intangible assets is assessed by determining whether the carrying value will be recovered through the expected undiscounted future cash flows. In the event that the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.
Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions. These assumptions are dependent on several subjective factors including the timing of future cash flows and future growth rates. The fair value of our reporting units is determined based on a weighting of multiples of potential earnings approaches which is classified under Level 3 fair value measurement. The multiples of earnings approach estimates fair value by applying multiples of potential earnings, working gas capacity, and cyclability of similar entities. Results using the multiples of potential earnings and the multiples of gas capacity and cyclability are given equal weighting when determining the valuation using this approach. The future operating projections are based on consideration of past performance and the projections and assumptions used in our current operating plans adjusted for market participant assumptions as appropriate. We then assign a weighting to the multiple or earnings to derive the fair value of the reporting unit.

These types of analyses contain uncertainties because they require management to make assumptions and apply judgment to estimate future cash flows, the profitability of future business strategies, industry conditions and other economic factors.

Description	Judgments and Uncertainties
Income taxes

We are not a taxable entity in the United States. Income taxes are the responsibility of the individual partners and have accordingly not been recorded in the consolidated financial statements.

We have corporate subsidiaries, which are taxable corporations subject to Canadian federal and provincial income taxes, which are included in the consolidated financial statements.
Our accounting for income taxes has inherent uncertainties since it requires us to estimate the timing of the realization of our tax assets and liabilities including allocation of income among different entities and tax jurisdiction, and also requires us to make assumptions on the estimated probabilities of utilization of deferred tax assets and on the determination of tax exposures associated with our tax filing positions.
See Note 2, Significant Accounting Policies, of our Consolidated Financial Statements for a complete discussion of policy in accounting for income taxes.
Unit-based compensation

See Note 2, Significant Accounting Policies, on our Consolidated Financial Statements for a complete discussion of policy in accounting for unit-based compensation.

The fair value of the units granted is determined on the date of grant and is re-measured at each reporting period until the settlement date. The fair value at each re-measurement date is equal to the settlement expected to be incurred based on the anticipated number of units vested adjusted for (1) the passage of time and (2) the payout threshold associated with the performance targets which we expect to achieve compared to our established peers. Compensation expense is calculated as the re-measured expected payout less previously-recognized compensation expense.
There are uncertainties in our calculation of unit-based compensation since it requires us to make assumptions and judgments on the estimated probabilities of meeting our performance measures, forfeiture rate and unit price at settlement date.

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

        At March 31, 2014, 18.4 Bcf of natural gas inventory was economically hedged, representing 97.2% of our total current inventory. However, because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $18.9 million, but the fair value or mark-to-market value of our hedges would decrease by $18.4 million, because 2.8% (0.5 Bcf) of that inventory that was not economically hedged. Conversely, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $18.9 million while the fair value of our hedges would increase by only $18.4 million, due to the non-economically hedged position. Fuel gas used for operating our facilities is not offset. Total volume of our fuel gas was 0.0 Bcf as of March 31, 2014 and 2013.

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

        At March 31, 2014, we had forward currency exchange contracts for a notional value of $13.0 million. The value of the forward currency contracts was a net asset of $2.4 million and $0.5 million as of March 31, 2014 and 2013, respectively, and is recorded in derivative assets and derivative liabilities accounts on the consolidated balance sheets. These contracts expire on various dates between April 2014 and June 2016 and are for the exchange of $13.0 million Canadian dollars into $11.7 million U.S. dollars.

  Interest Rate Risk

        We are exposed to interest rate risk due to variable interest rates under our $400.0 million credit agreement. All such borrowings under our credit facilities bear interest at different rates. As of March 31, 2014, we had $119.5 million in borrowings outstanding under our revolving credit facilities. The credit facilities currently provide an interest rate on borrowings between 3.40% and 6.00%, depending on whether a fixed term or floating rate option is chosen. In the future, we may borrow under fixed rate and variable rate debt instruments that also give rise to interest rate risk. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by approximately $1.0 million for the fiscal year ended March 31, 2014.

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

Item 8.    Financial Statements and Supplementary Data.

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-4 through F-47 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  (a)    Disclosure Controls and Procedures.

        Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of March 31,

2014. For purposes of this section, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Directors and Executive Officers

        Our directors hold office until the earlier of their death, resignation, retirement, disqualification or removal by the member of our manager. Our executive officers serve at the discretion of our board. There are no family relationships among any of the directors or executive officers. The following table shows information as of May 29, 2014, regarding our current directors and executive officers.

Name	Age	Position
William H. Shea, Jr.(1)	59	Chairman, President, Chief Executive Officer and Director
Simon Dupéré(1)	51	Former President and Chief Executive Officer and Director
Vance E. Powers	57	Chief Financial Officer
Mark D. Casaday(1)	53	Chief Operating Officer
Rick J. Staples	51	Executive Vice President and Chief Commercial Officer
Jason A. Dubchak	41	Vice President, General Counsel and Corporate Secretary
Robert B. Wallace(1)	53	Vice President, Finance and Corporate Development
Jason S. Kulsky	47	Vice President, Business Development
Bruce D. Davis, Jr.(1)	57	Vice President and Chief Administrative Officer
Deborah M. Fretz(2)	66	Former Director
James G. Jackson	50	Director
E. Bartow Jones	38	Director
Stephen C. Muther	65	Director
George A. O'Brien	65	Director
David F. Pope(3)	57	Former Director
William H. Shea, Jr.	59	Director
Andrew W. Ward	47	Director

(1)
On May 7, 2014, Simon Dupéré, President and Chief Executive Officer of the Company, resigned from his employment with the Company and from his membership on the Company's board of directors. In addition, the Board appointed William H. Shea, Jr., as the Company's Chairman and President and Chief Executive Officer, Mark D. Casaday, as the Company's Chief Operating Officer, Robert B. Wallace, as the Company's Vice President, Finance and Corporate Development, and Bruce D. Davis, Jr., as the Company's Vice President, Chief Administrative Officer

(2)
On March 1, 2014, Deborah M. Fretz resigned from the board of directors and all committees of the Company

(3)
On August 15, 2013, David F. Pope resigned from the board of directors of the Company

        William H. Shea, Jr.—Mr. Shea is our Chairman, President and Chief Executive Officer and a member of our board and the board of directors of our manager and also serves on the compensation committee. Mr. Shea served as a director of PVR GP, LLC, the general partner of PVR Partners L.P. and Chief Executive Officer of Penn Virginia Resource Partners, L.P. from March 2010 to March 2014, as Chief Executive Officer of PVR GP, LLC from March 2010 to June 2012 and as President and Chief Executive Officer of PVR GP, LLC since June 2012. Previously, Mr. Shea served as the Chairman of

Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a refined petroleum products pipeline partnership from May 2004 to July 2007, as President and Chief Executive Officer of Buckeye GP LLC from September 2000 to July 2007 and as President and Chief Operating Officer of Buckeye GP LLC from July 1998 to September 2000. From August 2006 to July 2007, Mr. Shea served as Chairman of MainLine Management LLC, the general partner of Buckeye GP Holdings, L.P., and as President and Chief Executive Officer of MainLine Management LLC from May 2004 to July 2007. Mr. Shea also serves as a director of Kayne Anderson Energy Total Return Fund, Inc. Kayne Anderson MLP Investment Company, and USA Compression Holdings LLC. Mr. Shea has an agreement with Riverstone, pursuant to which he has agreed to serve on the boards of Carlyle/Riverstone Funds' portfolio companies.

        Mr. Shea's experiences as an executive with both PVR and Buckeye, energy companies that operate across a broad spectrum of sectors, including coal, natural gas gathering and processing and refined petroleum products transportation, have given him valuable knowledge about our industry. In addition, Mr. Shea has valuable experience overseeing the strategy and operations of publicly-traded partnerships, which are similar to us. As a result of this experience and resulting skills set, we believe Mr. Shea is an asset to our business.

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

        Mark D. Casaday—Mr. Casaday is our Chief Operating Officer. He served as an Executive Vice President of Penn Virginia Resource GP LLC at PVR Partners LP from June 2012 to March 2014 and its Chief Operating Officer—Midstream of Penn Virginia Resource GP LLC from January 2013 to March 2014. Mr. Casaday served as Chief Operating Officer, Midstream of Marcellus at Penn Virginia Resource GP LLC, the General Partner of Penn Virginia Resource Partners LP from June 2012 to January 2013.

        Rick J. Staples—Mr. Staples is our Executive Vice President and Chief Commercial Officer, responsible for the marketing, trading and commercial operation of our natural gas storage assets. Previously, Mr. Staples was in the role of Senior Vice President, Commercial Operations from May 2006 to April 2012. He has 28 years of experience in the energy industry, with a primary focus on the midstream sector, including natural gas storage. Prior to joining us in 2006, Mr. Staples served as Director of Gas Storage with TransCanada Pipelines Ltd. from 2001 to 2006. Mr. Staples graduated from the University of Alberta with a degree in Mechanical Engineering. Mr. Staples also graduated from the Queens Executive program (Queens School of Business) in 1997.

        Robert B. Wallace—Mr. Wallace is our Vice President of Finance and Corporate Development. He served as the Chief Financial Officer and Executive Vice President of PVG GP LLC from March 2010 to March 2014. Mr. Wallace served as Chief Financial Officer and Executive Vice President of Penn Virginia Resource GP LLC, the General Partner of Penn Virginia GP Holdings LP and Penn Virginia Resource Partners LP since March 2010. He served as Senior Vice President of Finance and Chief Financial Officer of Buckeye Pipe Line Company LLC, a general partner of Buckeye Partners LP since September 1, 2004. Mr. Wallace served as Senior Vice President of Finance and Chief Financial Officer of Buckeye GP LLC, the prior general partner of Buckeye Partners LP since September 2004 and served as its Principal Accounting Officer. He served as Senior Vice President of Finance and Chief Financial Officer of MainLine Management LLC, the General Partner of Buckeye GP Holdings LP since September 1, 2004. Prior to UBS, Mr. Wallace held senior positions at Dean Witter Reynolds, and Shearson Lehman Brothers in New York. He has more than 20 years of corporate finance experience, was an Executive Director in the UBS Energy Group from September 1997 to February 2004 and a private investor and consultant to Buckeye GP LLC from February 2004 to September 2004. Mr. Wallace received a Masters of Business Administration from New York University and a Bachelor of Arts from St. Lawrence University.

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

        Bruce D. Davis—Mr. Davis is our Chief Administrative Officer and a Vice President of the Company. He served as an Executive Vice President, Secretary and General Counsel of PVR GP LLC, General Partner of PVR Partners LP from June 2010 to March 2014. He served as Secretary, General Counsel and Vice President of Sunoco Partners LLC, the General Partner of Sunoco Logistics Partners LP from November 2003 to June 2010. From September 2000 to November 2003, he was Associate General Counsel for Mirant Corporation. From July 1992 to September 2000, he served as Associate General Counsel for Constellation Energy Group. He serves as a Member of the Board of Directors of National Adoption Center.

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

        E. Bartow Jones—Mr. Jones is a member of our board, the board of directors of our manager and the board of supervisors of Niska Holdings, which is our parent. Mr. Jones is currently a Partner of Riverstone Holdings LLC where he served as a Managing director from 2010 to 2014 and as a principal from 2007 to 2010. Mr. Jones has been with Riverstone since 2001. Mr. Jones currently serves on the boards of directors of Foresight Reserves, L.P., or Foresight, Vantage Energy, LLC, or Vantage, Targe Energy, LLC, or Targe and other private companies, and he previously served on the boards of directors of the general partner of PVR Partners, L.P., Buckeye GP LLC, the general partner of Buckeye Partners, L.P., and MainLine Management LLC, the general partner of Buckeye GP Holdings L.P.

        Mr. Jones has worked closely with us since our inception. Mr. Jones's experience in evaluating the financial performance and operations of companies in our industry, as well as his leadership skills and business acumen, provide him with the necessary skills to serve as a member of our board. In addition, Mr. Jones's work with PVR Partners, L.P., Foresight, Buckeye, Vantage, Targe and MainLine Management has given him both an understanding of the broader energy business and of the unique issues related to operating publicly-traded limited partnerships, which are similar to us.

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

        George A. O'Brien—Mr. O'Brien is a member of our board and the board of directors of our manager and also serves on the compensation committee as Chairman. Mr. O'Brien has served as a director of Enviva, L.P. from May 2010 until November 2012 and as Executive Vice President from February 2012 until November 2012. He previously has served as an independent director of Magellan GP, LLC, and general partner of Magellan Midstream Partners, L.P., or Magellan, a publicly-

traded company that is engaged in the transportation, storage and distribution of refined petroleum products, from December 2003 until November 2009. Mr. O'Brien was President and CEO of Pacific Lumber Company from August 2006 until July 2008. From 1988 until 2005, he worked for International Paper where he served as Senior Vice President of Forest Products responsible for its forestry, wood products, minerals and specialty chemicals businesses. Other responsibilities during his tenure at International Paper included corporate development, CFO of its New Zealand subsidiary, CEO of the New Zealand pulp, paper and tissue businesses and Vice President of Corporate Development. In January 2007, Pacific Lumber Company filed for voluntary reorganization under Chapter 11 of the United States Bankruptcy Code. Pacific Lumber successfully emerged from Chapter 11 in July, 2008. Mr. O'Brien has an agreement with Riverstone, pursuant to which he has agreed to serve on the boards of several Carlyle/Riverstone Funds' portfolio companies.

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

        Andrew W. Ward—Mr. Ward is a member of our board, the board of directors of our manager and the board of supervisors of Niska Holdings, which is our parent. Mr. Ward has served as a member of the board of supervisors of Niska Holdings since May 2006. He is currently a Partner of Riverstone Holdings LLC where he served as a Principal from March 2002 to December 2004. Mr. Ward currently serves on the board of directors of the general partner of USA Compression Partners LP and various private companies and has previously served on the boards of directors of the general partner of PVR Partners, L.P., Buckeye GP LLC, the general partner of Buckeye Partners, L.P., and MainLine Management LLC, the general partner of Buckeye GP Holdings L.P., and Gibson Energy.

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

  Our Independent Directors

        Effective March 1, 2014, Deborah M. Fretz, one of the three independent directors serving on the Company's Board and Audit Committee, resigned from the Board. As a result of Ms. Fretz's resignation, the Board and the Audit Committee consists of Stephen C. Muther and James G. Jackson. The Company and the Board intend to appoint another independent director to the Board and the Audit Committee as soon as practicable.

        Our board has determined that Stephen C. Muther and James G. Jackson are independent directors under the listing standards of the NYSE. Our board considered all relevant facts and circumstances and applied the independence guidelines of the NYSE in determining that neither of these directors has any material relationship with us, our management, our general partner or its affiliates or our subsidiaries.

        We hold regularly scheduled meetings of our independent directors. In accordance with our Corporate Governance Guidelines, Mr. James Jackson will preside as lead director over meetings of our independent directors.

        The procedure by which any interested party may communicate directly with an independent director is set forth in our Corporate Governance Guidelines, which is available on our website at www.niskapartners.com.

  Audit Committee

        Our board has established an audit committee to assist it in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee is comprised of Mr. Muther and Mr. Jackson. As noted above, the Company and the Board intend to appoint another independent director to the Board and the Audit Committee as soon as practicable.

        The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee discussed with our independent registered accounting firm the matters required to be discussed by Statement of Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU Section 380). Our audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee. In addition, the audit committee has the authority to review our procedures for internal auditing, review the adequacy of internal controls and engage the services of any other advisors and accountants as the committee deems advisable. Based on the reviews and discussions referred to above, the Audit Committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended March 31, 2014 for filing with the SEC.

        We have designated Mr. Muther and Mr. Jackson as audit committee financial experts. Mr. Muther has been appointed the Chairman of the audit committee.

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

        The compensation committee is composed of Mr. O'Brien, Mr. Shea, Mr. Muther and Mr. Jackson. Mr. O'Brien has been appointed the Chairman of the compensation committee. Mr. Muther and Mr. Jackson are independent directors (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act). All members of the compensation committee are non-employee directors (as that term is defined in Rule 16b-3 of the Exchange Act) except Mr. Shea, the Chairman, President and Chief Executive Officer. None of our executive officers served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board during 2014, 2013 or 2012.

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

        Available on our website at www.niskapartners.com are copies of our Audit Committee Charter, our Compensation Committee Charter, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines, all of which also will be provided to unitholders without charge upon their written request to Niska Gas Storage Partners LLC, 1001 Fannin Street, Suite 2500, Houston, TX 77002, Attention: General Counsel.

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

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2014 and upon a review of Forms 5 and amendments thereto furnished to us with respect to fiscal 2014, or upon written representations received by us from certain reporting persons that no Forms 5 were required for those persons, we believe that no director, executive officer or greater-than-ten-percent shareholder failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, fiscal 2014.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        This section describes the objectives and elements of our compensation program for the fiscal year ended March 31, 2014 (referred to as the "2014 fiscal year") for our named executive officers. This section should be read together with the compensation tables that follow, which disclose the compensation awarded to, earned by or paid to the named executive officers with respect to the 2014 fiscal year, as well as for certain elements of compensation paid to the named executive officers for the fiscal years ending on March 31, 2012 and March 31, 2013. See the section entitled "Executive Compensation" below. The "named executive officers" for the 2014 fiscal year, along with the title that each officer held during the 2014 fiscal year, were as follows:

  •
  Simon Dupéré—President and Chief Executive Officer

  •
  Vance E. Powers—Chief Financial Officer

  •
  Rick J. Staples—Executive Vice President and Chief Commercial Officer

  •
  Jason A. Dubchak—Vice President, General Counsel & Corporate Secretary

  •
  Jason S. Kulsky—Vice President, Business Development

        Following the end of the 2014 fiscal year, on May 7, 2014, Mr. Dupéré resigned from his employment with us and from his membership on our board. On May 7, 2014, the board appointed William H. Shea, Jr., as the Company's Chairman and President and Chief Executive Officer. See "—Employment Agreements and Severance and Change in Control Benefits" below for additional information. On May 7, 2014, the board also appointed Mark D. Casaday as our Chief Operating Officer, Robert B. Wallace as our Vice President, Finance and Corporate Development, and Bruce D. Davis, Jr. as our Vice President, Chief Administrative Officer.

  Objectives of Our Executive Compensation Program

        The objectives of our executive compensation program are to:

  •
  attract and retain the highest quality executive officers in our industry;

  •
  reward the executive officers as a group for the company's performance (measured among other things in terms of Adjusted EBITDA and certain non-financial health, safety and environmental measures); and

  •
  reward executive officers for their individual performance and contributions to our success.

        We believe that these objectives are best met by providing a mix of cash and equity-based compensation to our executives. We believe that this mix of compensation elements provides us with a successful compensation program because it allows us to attract and retain a quality team of executives while motivating them to provide a high level of performance to us.

  Setting Executive Compensation

        Our manager and our board, as its delegate, manages our operations and activities and makes decisions on our behalf. Our board has established a compensation committee that, while our board has delegation powers from our manager to oversee our operations, will determine and set compensation practices, or make recommendations to the full board regarding compensation matters that the board has reserved final authority over, as applicable. Our Chief Executive Officer is also consulted by the compensation committee and the full board regarding the compensation of the named executive officers other than himself. The compensation of each of our named executive officers for the 2014 fiscal year was determined and implemented solely by our compensation committee.

        Our board, and the compensation committee of our board, each holds the authority to engage an outside compensation consultant if it appears at any time that such assistance would be appropriate. On September 15, 2010, Cogent Compensation Partners ("Cogent") was formally engaged by our compensation committee to review our overall compensation structure, including short term and long term compensation. Cogent was acquired by Frederic W. Cook and Co., Inc. ("FW Cook"), another outside compensation consultancy, in 2012. The team that we worked with at Cogent remained intact as part of the acquisition, but FW Cook became our new compensation consultant firm. The compensation committee determined that the services provided by FW Cook to the compensation committee during the 2014 fiscal year did not give rise to any potential conflicts of interest. The compensation committee made this determination by assessing the independence of FW Cook under the six independence factors adopted by the SEC and incorporated into the New York Stock Exchange Corporate Governance Listing Standards.

        Our board, with input from management employees, has historically compared certain aspects of our compensation program to the compensation programs in place at companies that we consider to be our peers. FW Cook reviewed the most recent list of peer companies that we were using to determine if FW Cook agreed that the group was appropriate for our use in evaluating compensation. The peer group that we and FW Cook determined to be appropriate for us during the 2014 fiscal year includes companies in the United States market for which we believe we compete for executive talent in the energy sector. As established at the beginning of the 2014 fiscal year, the 2014 peer group (the "Peer Group") included the following companies:

  •
  Copano Energy LLC

  •
  Crestwood Midstream LP

  •
  Access Midstream Partners LP

  •
  Inergy Midstream LP

  •
  Martin Midstream LP

  •
  PAA Natural Gas Storage LP

  •
  Regency Energy Partners LP

  •
  Spectra Energy Partners LP

  •
  TC Pipelines LP

        Due to certain merger and acquisition transactions that occurred during the 2014 fiscal year, the compensation committee determined that Copano Energy LLC, Inergy Midstream LP, and PAA Natural Gas Storage LP ceased to be appropriate peers for compensation comparison purposes. For purposes of certain performance-based PUPP awards, which are measured based on our relative total unitholder return ("TUR") in comparison to the Peer Group at the end of the 2014 fiscal year, the compensation committee evaluated the effect of these transactions on the three companies listed above and ultimately decided that the exclusion of these companies from the measurement analysis had no material impact on the comparative TUR results applicable to these awards.

        The compensation program established by the compensation committee, in conjunction with FW Cook, for the 2014 fiscal year was implemented on April 1, 2013. The elements of that compensation plan are discussed below.

  Elements of Compensation

        The primary elements of our named executive officers' compensation, other than the officer's base salary, are a combination of cash bonus awards and long-term equity-based compensation awards. For the 2014 fiscal year, the compensation for our named executive officers consisted of the following key elements:

  •
  base salary;

  •
  discretionary cash bonus awards;

  •
  long-term phantom equity awards; and

  •
  retirement, health and welfare and related benefits.

  Base Salary

        The compensation committee establishes base salaries for the named executive officers based on various factors, including the amounts it considers necessary to attract and retain high quality executives in our industry along with the responsibilities of the named executive officers. The compensation committee is also responsible for approving any significant changes to executive salaries. Salaries for the named executive officers are generally adjusted on an annual basis to remain competitive as compared to the market, or in connection with significant changes in duties or authorities.

        For the 2014 fiscal year, the compensation committee made no changes to the annual base salaries of our named executive officers and determined that the existing annual base salary rates were appropriate to remain competitive with our Peer Group and to retain our named executive officers. The base salary amounts paid to our named executive officers for the 2014 fiscal year are set forth in the "Salary" column of the Summary Compensation Table for 2014.

  Discretionary Bonus Awards

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

        The annual cash bonus awards for the 2014 fiscal year were made pursuant to our Short Term Incentive Plan ("STIP"). While the ultimate amount of any cash bonus paid to our named executive officers under the STIP is determined at the discretion of our board, the STIP awards are tied to the achievement of company financial and non-financial performance targets and a target bonus amount for each officer. The company performance targets and each officer's target bonus amount are established by the compensation committee each year.

        We communicate the target bonus amount to our named executive officers as a certain percentage of their base salary, clearly noting that company performance on certain financial and non-financial performance targets may significantly impact what percentage of the target bonus amount is actually paid. For the 2014 fiscal year, the target bonus amounts for Messrs. Dupéré, Powers, Staples, Dubchak, and Kulsky were, in Canadian dollars, $505,000, $183,216, $236,250, $130,000, and $114,400, respectively (the conversion to U.S. dollars being $479,599, $174,000, $224,367, $123,461, and $108,646, respectively).

        The company performance metrics for the 2014 fiscal year STIP were a combination of financial (weighted at eighty-five percent (85%)) and non-financial measures (weighted at fifteen percent (15%)). The target goals for each company performance metric are based on internal company target goals and may be adjusted throughout the year by the board as determined appropriate upon the advice of the management team. The board has broad discretion to vary or modify any particular performance goals, which may vary between performance goals and participants.

        Financial Measure.    For the 2014 fiscal year, the company financial performance metric was net earnings before interest, income taxes, depreciation and amortization, unrealized risk management gains and losses, foreign exchange gains and losses, unrealized inventory impairment write downs, gains and losses on asset disposition, asset impairments and other income, or "Adjusted EBITDA." We believe that paying a bonus tied to our Adjusted EBITDA aligns the interests of our executives with those of our unitholders and motivates them to provide a high level of performance for us. Generally, in order for there to be any payout under the STIP for the 2014 fiscal year (including any payout with respect to the non-financial measures component of the STIP described below), we must first meet a minimum performance threshold of eighty-seven percent (87%) of the Adjusted EBITDA target set for the year (the "Threshold"). If we achieve the Adjusted EBITDA Threshold for the year, the payout for this component of the STIP is expected to equal fifty percent (50%) of the officer's target bonus amount attributable to the company financial measure component; if we achieve one hundred percent (100%) of the Adjusted EBITDA target set for the year, the payout for this component of the STIP is expected to equal one hundred percent (100%) of the officer's target bonus amount attributable to the company financial measure component; and if we achieve one hundred thirteen percent (113%) of the

Adjusted EBITDA target set for the year, the payout for this component of the STIP is expected to equal two hundred percent (200%) of the officer's target bonus amount attributable to the company financial measure component. The achievement of the company financial performance goal between these levels will be determined using straight line interpolation.

        Non-Financial Measures.    For the 2014 fiscal year, the company non-financial performance metrics were:

Metric	Description	Weighting (of total potential STIP award)
Total Recordable Incident Rate ("TRIR")	Work related injuries or illnesses that must be recorded as per OSHA definition	7.5%
Environmental Incidents	Reportable incidents that include spills, non-operational gas releases, public environmental complaints, and public odor complaints	2.5%
Operational Availability	Measurement of the number of days our facilities are available for service, calculated as 365 days less the sum of planned or unplanned outages, divided by 365 days	2.5%
Risk Violations	Violations assessed on "impact value," with any violation whose impact is greater than $50,000 (in U.S. dollars) included. The categories to which violations are assigned are credits, procedural, product, term, volume and open position	2.5%

        Like the financial measure component described above, the compensation committee establishes threshold, target and maximum achievement levels for each non-financial performance measure for the fiscal year. If we achieve the threshold target for the year, the payout for each non-financial metric component of the STIP is expected to equal fifty percent (50%) of the officer's target bonus amount attributable to that non-financial metric; if we achieve one hundred percent (100%) of the target for the year, the payout for each non-financial metric component of the STIP is expected to equal one hundred percent (100%) of the officer's target bonus amount attributable to that non-financial metric; and if we achieve the maximum target for the year, the payout for each non-financial metric component of the STIP is expected to equal two hundred percent (200%) of the officer's target bonus amount attributable to that non-financial metric. The achievement of the company non-financial performance goals between these levels will be determined using straight line interpolation.

        Based on our actual results for the fiscal year, the compensation committee recommends to the board the amounts to be paid to each of the named executive officers. In doing so, it reviews each officer's individual performance and also takes into account advice from FW Cook as well as the Chief Executive Officer (with respect to the other named executive officers). The board makes the ultimate determination of the specific awards for each of the named executive officers. While the achievement of the company financial and non-financial performance targets as described above serves as a guideline for determining the annual bonus amounts for the named executive officers, the ultimate amount paid to the named executive officers under the STIP is determined at the discretion of the board, and the board may award a greater or lesser amount without regard to the achievement of the company performance targets. In exercising this discretion, the board takes into account such subjective and qualitative factors that it deems appropriate. Such factors may include, but are not limited to, extenuating market or other circumstances, individual performance, overall business performance, and the equity of STIP awards and other compensation.

        Following the end of the 2014 fiscal year, the board determined that we had achieved 158.8% of the target level of the Adjusted EBITDA component and that, with respect to the non-financial measures, we had achieved the maximum target level for each of the TRIR component, the Environmental Incidents component, the Operational Availability component, and the Risk Violations component. The board then considered the totality of the circumstances and determined that there were no compelling reasons to exercise its discretion to adjust the percentage of the respective target bonus amounts that each named executive officer would receive based on our company's performance on the financial and non-financial measures for the 2014 fiscal year. The total payout to each named executive officer under the STIP for the 2014 fiscal year was 162.5% of the officer's respective target bonus amount. The dollar amount actually awarded to each named executive officer for the 2014 fiscal year is set forth in the "Bonus" column of the Summary Compensation Table below for 2014, although payments were not made to the named executive officers until May 2014.

  Long Term Equity-Based Incentives

        We adopted the Phantom Unit Performance Plan, or the "PUPP," on March 24, 2011, and the PUPP plan document is filed as Exhibit 10.1 to our Form 8-K filed with the SEC on March 30, 2011. The PUPP is a cash-based, long-term phantom unit plan for our employees and certain directors. A principal purpose of the PUPP is to further align the interests of participants, including our named executive officers, with the interests of our unitholders by providing for the grant of phantom unit awards. A phantom unit is a notional unit granted under the PUPP that represents the right to receive a cash payment equal to the fair market value of a common unit of the Company (a "Unit"), following the satisfaction of certain time- and/or performance-based criteria. On June 7, 2012, the Board approved an amendment to the PUPP to waive the minimum quarterly distribution requirement for PUPP awards.

        The PUPP is primarily administered by our compensation committee under the overall direction of our board. The compensation committee determines all of the terms and conditions of each award pursuant to the PUPP, subject to the terms and conditions required by the PUPP, and grants phantom units to eligible participants at such times as the compensation committee determines to be appropriate. Such terms and conditions are set forth in an individual phantom unit award agreement at the time of each grant of phantom units.

        We typically grant PUPP awards to the named executive officers and certain other key employees each fiscal year. For the 2014 fiscal year, the board determined that fifty percent (50%) of a named executive officer's total target annual PUPP award would be based solely on time-based vesting conditions (the "time-based PUPP award"), while the remaining fifty percent (50%) of the named executive officer's total target annual PUPP award would be based upon performance-based vesting conditions (the "performance-based PUPP award"). The dollar amount of each named executive officer's total target annual PUPP award for the 2014 fiscal year was based upon a percentage of the officer's base salary, as follows: (i) Mr. Dupéré—200%, (ii) Mr. Staples—150%, (iii) Mr. Powers—90%, (iv) Mr. Dubchak—90%, and (v) Mr. Kulsky—70%.

        Time- and performance-based PUPP awards will typically be measured over a full three-year time period, except for awards granted during the three-year ramp-in period following the adoption of the PUPP (the 2014 fiscal year being the last year of this period). With respect to the PUPP awards made during the 2014 fiscal year, both the time-based PUPP award and the performance-based PUPP award will vest and be measured for twenty percent (20%) of the award on each of March 31, 2014 and March 31, 2015, and for sixty percent (60%) of the award on March 31, 2016, in all cases, subject to continued employment by the named executive officer. The board has broad discretion to vary or modify any particular performance goals applicable to the PUPP awards, which may vary between performance goals and participants.

        The performance-based PUPP awards granted to the named executive officers for the 2014 fiscal year vest and are earned based upon our total unit return ("TUR") relative to the Peer Group companies measured at the end of each annual performance period in the three-year vesting period. Following the end of each annual performance period, the company and each of the members of the Peer Group will be ranked in accordance with their respective TUR amounts. If we rank below the thirty-third percentile (33%) at the end of an annual performance period, the applicable portion of the performance-based PUPP awards for the 2014 fiscal year will not vest. If we rank at the thirty-third percentile (33%) or above, a certain percentage of the applicable portion of the performance-based PUPP awards will vest in accordance with the following chart:

TUR Ranking at End of Annual Performance Period	Performance Level	Target Payout Percentage
75th Percentile	Maximum	200%
50th Percentile	Target	100%
33rd Percentile	Threshold	50%

        In addition to the satisfaction of the TUR vesting conditions described above with respect to the 2014 performance-based PUPP awards, participants must also generally be providing services to us or one of our affiliates at the end of the applicable performance period in order for the applicable portion of the performance-based PUPP award to become vested. For 2014 the time-based PUPP awards, participants must generally be providing services to us or one of our affiliates on the applicable vesting date. The compensation committee will have authority to provide for accelerated vesting provisions in the event of a termination of employment or a change in control. Generally, in the event of a participant's death, disability, retirement, or termination of employment without cause, unvested PUPP awards will vest on a pro rata basis by taking into account the number of days of actual service provided to us or one of our affiliates on and after the date of grant versus the number of days in the entire vesting period for the award. With respect to performance-based PUPP awards, a "target" level of performance will be applied upon any acceleration of vesting, such that a maximum of 100% of the performance-based PUPP award originally granted will become vested. Unless otherwise provided in an individual award agreement, if we incur a change in control and the participant's employment is terminated for certain reasons, the PUPP awards will also receive accelerated vesting and, with respect to performance-based PUPP awards, a "target" level of performance will be applied to any acceleration of vesting. Please see "Executive Compensation—Potential Payments Upon Termination or Change in Control—PUPP" for additional information.

        The PUPP awards include distribution equivalent rights. During the period the PUPP award is outstanding, any distribution that we pay to unitholders generally will also be credited to the participant in the form of additional PUPP awards. The number of additional phantom units to be credited to a participant's PUPP account will be determined by dividing the full amount of the distribution we would have made to the participant if the phantom units were non-restricted Units, by the fair market value of a Unit on the payment date of any distribution.

        In the event that a participant is subject solely to the United States securities and tax laws rather than Canadian securities or tax laws, the PUPP also contains a schedule of certain provisions that will apply to those participants in lieu of certain provisions within the main body of the PUPP document. Mr. Powers, as a U.S. citizen, will be subject to these additional PUPP provisions.

        Portions of the performance-based PUPP awards granted in the 2013 and 2014 fiscal years during the ramp-in period described above may become eligible to vest at the end of certain annual performance periods, including at the end of the 2014 fiscal year. Upon reviewing the TUR performance of our company for the 2014 fiscal year against the TUR performance of the applicable

Peer Group companies, the board determined that, with respect to the applicable portion of the performance-based PUPP awards granted in both the 2013 fiscal year and the 2014 fiscal year, we achieved the maximum performance level.

        Niska Predecessor Class B Units.    In 2006, Niska Predecessor issued Class B units to some of our employees, including the named executive officers then employed by us. The Class B units represented profits interests in Niska Holdings, and entitle the holders to share in distributions by Niska Holdings once the Class A units in Niska Predecessor have received distributions equal to their contributed capital plus an 8% rate of return. As of March 31, 2012, the risk of forfeiture had lapsed on all of the Class B units upon the completion of the time limitations or the achievement of the performance conditions associated with the units as applicable and certain of our named executive officers continue to hold these vested units and may receive certain distributions with respect to these awards. No grants of Class B units occurred during the 2014 fiscal year.

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

        Retirement and Pension Benefits.    Our registered retirement savings plan, or RRSP Plan/Non-Registered Employee Savings Plan, provides Canadian resident employees, including certain of our named executive officers, with an opportunity to participate in a retirement savings plan. This plan is a Canadian retirement plan with features similar to a 401(k) plan or an individual retirement account administered in the United States. Our employees, including our named executive officers (other than Mr. Powers), are allowed to contribute their own funds, and we will, regardless of an employee's own contribution level, contribute 8% of an employee's base salary into the employee's RRSP Plan account, as well as make discretionary employer contributions on their behalf from time to time. Mr. Powers, a U.S. citizen, participates in a U.S. 401(k) plan, which allows Mr. Powers to contribute his own funds to his plan account, and the Company provides an 11% employer contribution to the plan on his behalf.

        Perquisites.    We provide our named executive officers with certain perquisites that we believe are in line with industry standards, as well as with benefits and perquisites similar to those provided by members of the Peer Group within our geographic region, and which we believe are necessary to remain competitive with regard to overall executive compensation. During the 2014 fiscal year, certain of our named executive officers received additional payments to be applied to expenses for home computers, club memberships (including memberships to industry organizations) and other personal expenses, as well as a monthly automobile allowance and paid parking at our office facilities. Other than a parking allowance, we did not provide any perquisites to Mr. Dupéré during the 2014 fiscal year.

  Employment Agreements and Severance and Change in Control Benefits

        Mr. Dupéré was the only named executive officer who had an employment agreement with us during the 2014 fiscal year. Canadian citizens may be entitled to certain severance benefits under the common law; therefore, to establish clarity with regard to our severance obligations, we maintained a formal employment agreement with our Chief Executive Officer containing negotiated severance benefits during the 2014 fiscal year. In connection with his appointment as our Chairman and President and Chief Executive Officer, we entered into an employment agreement with Mr. Shea on May 7, 2014. Mr. Shea's employment agreement has a three-year initial term and will automatically renew for successive one-year renewal terms unless either party provides written notice of non-renewal at least 30 days prior to the end of the initial term or any renewal term. Mr. Shea's employment agreement also sets forth his annualized base salary and his eligibility for discretionary bonus compensation and awards under our Long Term Incentive Plan and provides for certain separation payments and benefits in the event his employment is terminated under certain specified circumstances. We also entered into similar employment agreements with Messrs. Casaday, Wallace and Davis, the other executive officers we appointed on May 7, 2014. These employment agreements are filed as exhibits to our Form 8-K filed with the SEC on May 13, 2014.

        Although Mr. Dupéré was the only named executive officer with an employment agreement with us during the 2014 fiscal year, the PUPP awards granted to each named executive officer during the 2014 fiscal year and prior fiscal years contain termination and change of control provisions. With respect to the PUPP awards, we have provided severance and change in control protections to serve as a retention tool.

        We believe that the post-termination payments in the employment agreements and the PUPP agreements, as applicable, allow our officers to focus their attention and energy on making the best objective business decisions that are in our interest, and in the interest of our unitholders, without allowing personal considerations to influence the decision-making process. Executive officers at other companies in our industry and the general market against which we compete for executive talent commonly have post-termination and/or change in control provisions, and we have consistently provided this benefit to our executive officers in order to remain competitive in attracting and retaining skilled professionals in our industry. Please see "Executive Compensation—Potential Payments Upon Termination and Change in Control" for additional information.

  Tax and Securities Issues

        We maintain an insider trading policy that is applicable to our directors and employees, including our named executive officers, which, among other things, prohibits such individuals from entering into short sales or from buying or selling puts, calls or other derivative securities in our Units. We also have generally designed our long term incentive program according to the tax effects that certain awards could have upon our employees. For Canadian citizens, grants of certain equity awards could create immediate adverse tax consequences, so we typically provide Canadian citizens with phantom units under the PUPP.

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

  Summary Compensation for Years Ended March 31, 2014, 2013 and 2012

        The year "2012" refers to the fiscal year beginning April 1, 2011 and ending March 31, 2012; the year "2013" refers to the fiscal year beginning April 1, 2012 and ending March 31, 2013; and the year "2014" refers to the fiscal year beginning April 1, 2013 and ending March 31, 2014. Compensation paid to our named executive officers was paid primarily in Canadian dollars, but is reported in U.S. dollars in the tables and footnotes that follow. An exchange rate of (i) 1.0076 U.S dollars for each Canadian dollar was used for the 2012 amounts (the average exchange rate for the period as reported by the Bank of Canada), (ii) 0.9989 U.S dollars for each Canadian dollar was used for 2013 amounts (the average exchange rate for the period as reported by the Bank of Canada), and (iii) 0.9497 U.S. dollars for each Canadian dollar was used for 2014 amounts (the average exchange rate for the period as reported by the Bank of Canada). The only exception to this rule is for our Chief Financial Officer, Vance E. Powers, who is a U.S. resident and paid in U.S. dollars.

Name and Principal Position	Year Covered	Salary ($)	Bonus ($)	Unit Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Simon Dupéré	2014	479,599	0	1,598,661	46,861	2,125,121
President and Chief Executive Officer	2013	495,800	583,642	2,680,382	49,926	3,809,750
	2012	372,819	167,768	1,864,094	57,059	2,461,740
Vance E. Powers	2014	290,000	282,750	435,000	90,447	1,098,197
Chief Financial Officer	2013	287,436	201,318	635,000	79,093	1,202,847
	2012	250,000	75,000	875,000	45,262	1,245,262
Rick J. Staples	2014	299,156	364,596	747,889	57,117	1,468,758
Executive Vice President and Chief	2013	312,412	273,040	1,086,304	60,091	1,731,847
Commercial Officer	2012	282,133	126,960	1,293,110	58,000	1,760,203
Jason A. Dubchak	2014	246,922	200,624	370,383	30,574	848,503
Vice President, General Counsel and	2013	259,714	150,245	389,571	32,288	831,818
Corporate Secretary	2012	251,905	75,571	881,666	31,761	1,240,903
Jason S. Kulsky	2014	217,291	176,549	253,506	35,061	682,407
Vice President, Business Development	2013	228,548	132,215	190,457	36,989	588,209

(1)
Amounts reported for unit awards for 2014 represent the grant date fair value of phantom unit awards under the PUPP in accordance with ASC Topic 718, rather than the amounts that may actually be paid to each named executive officer upon the settlement of an award. Pursuant to SEC rules, the amounts shown exclude the effect of estimated forfeitures and, with respect to the performance-based PUPP awards, are based upon the probable outcome of the associated performance conditions at the grant date, although we know that a portion of the performance-based PUPP awards made during the 2014 fiscal year have already vested at the end of the 2014 fiscal year at maximum levels rather than target, which was the "probable" outcome assumed in the table above. If the "maximum" grant date fair value for all portions of the performance-based PUPP awards made during the 2014 fiscal year is used, then the aggregate grant date fair value reported with respect to the 2014 phantom unit awards (including both the time-based PUPP award and the performance-based PUPP award) in the table above would have been as follows: Mr. Dupéré, $2,397,992; Mr. Powers, $652,500; Mr. Staples $1,121,834; Mr. Dubchak, $555,575; and Mr. Kulsky, $380,259. Additional details regarding the calculation of the phantom unit awards under the PUPP are included in Note 13 of the Notes to our Consolidated Financial Statements. Although the PUPP awards are reported in the "Unit Awards" column above, the portion of the awards that is still outstanding will be settled, if at all, in cash payments rather than actual common units.

(2)
Amounts disclosed in the "All Other Compensation" column for the 2014 fiscal year consist of the following items and amounts:

Executive Officer	RRSP Plan ($)	Parking ($)	Vehicle Allowance ($)	Misc Allowance & Vacation Buy back ($)	Canadian Pension Plan ($)	Employment Insurance ($)	Workers Comp Contributions ($)	Total ($)
Simon Dupéré	38,368	4,843	—	—	2,303	1,058	289	46,861
Rick Staples	23,932	4,843	13,296	11,396	2,303	1,058	289	57,117
Jason Dubchak	19,754	4,843	—	2,279	2,303	1,058	337	30,574
Jason Kulsky	17,383	4,843	—	9,117	2,303	1,058	357	35,061

US Executive Officer	401K Contributions ($)	Parking ($)	Vehicle Allowance ($)	Misc. Allowance & Vacation Buy back ($)	Social Security ($)	Medicare ($)	Workers Comp Contributions ($)	Total ($)
Vance E. Powers	31,900	—	—	36,000	7,049	14,998	500	90,447

  Grants of Plan-Based Awards

        We granted time-based and performance-based PUPP awards to each of our named executive officers during the 2014 fiscal year.

Estimated Possible Payouts
Under Equity Incentive Plan Awards

Name	Grant Date	Threshold (#)(1)	Target (#)(1)	Maximum (#)(1)	All Other Unit Awards: Number of Units (#)(2)	Grant Date Fair Value of Unit Awards ($)(3)
Simon Dupéré	4/1/2013	34,382	68,764	137,528		799,331
	4/1/2013				68,764	799,331
Rick J. Staples	4/1/2013	16,085	32,169	64,338		373,945
	4/1/2013				32,169	373,945
Vance E. Powers	4/1/2013	8,885	17,770	35,539		217,500
	4/1/2013				17,770	217,500
Jason A. Dubchak	4/1/2013	7,966	15,932	31,863		185,192
	4/1/2013				15,932	185,192
Jason Kulsky	4/1/2013	5,452	10,904	21,808		126,753
	4/1/2013				10,904	126,753

(1)
We have determined that the performance-based vesting restrictions applicable to the first tranche of the performance-based PUPP awards disclosed above were satisfied at the end of the 2014 fiscal year at maximum levels; however, the numbers reported above reflect, in the aggregate, the number of phantom units that may potentially be earned pursuant to all portions of the performance-based PUPP awards at the date of grant of the award. Any performance-based PUPP awards that become vested will be settled in cash payments rather than actual common units.

(2)
The phantom units disclosed here are time-based PUPP awards and, upon vesting, such phantom units will be settled in cash payments rather than actual common units.

(3)
The values reflected here show the grant date fair value of phantom unit awards under the PUPP in accordance with ASC Topic 718, rather than the amounts that may actually be paid to each named executive officer upon the settlement of an award. Assumptions used to determine these amounts are disclosed in footnote (2) to the Summary Compensation Table.

Narrative Description to Summary Compensation Table and Grants of Plan-Based Awards

        The PUPP awards provided to each named executive officer may receive accelerated vesting or be forfeited upon the occurrence of certain events. Specific details regarding the potential acceleration of vesting or the settlement of the phantom unit awards upon certain terminations of employment or a change in control are contained in the section entitled "Potential Payments Upon Termination or Change in Control" below.

        The PUPP awards also have special settlement features. The value of the settlement of the phantom award will depend upon the average closing price of our common units during the 30 day period prior to the settlement date. The settlement date for the awards will occur on a date following the applicable vesting date that is chosen by the PUPP administrator in its discretion in accordance with the terms of the PUPP.

  Outstanding Equity Awards as of Fiscal Year-End March 31, 2014

        The table below reflects the outstanding phantom unit awards under the PUPP that each of our named executive officers held as of March 31, 2014.

	Unit Awards
Name	Number of Time-based Units That Have Not Vested (#)(1)	Market Value of Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Performance-based Units That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(4)
Simon Dupéré	173,151	2,514,153	180,602	2,622,341
Rick J. Staples	67,099	974,277	84,488	1,226,766
Vance E. Powers	39,905	579,421	46,669	677,634
Jason A. Dubchak	20,922	303,787	41,842	607,546
Jason S. Kulsky	12,720	184,694	25,440	369,389

(1)
The outstanding time-based PUPP awards will be settled, if at all, in cash payments rather than actual common units. Assuming that all time-based vesting conditions are met for the awards, each of the outstanding time-based PUPP awards reported in this column will vest in accordance with the following schedules:

(a)
The remaining time-based PUPP awards granted on April 1, 2012 will vest on March 31, 2015. Messrs. Dupéré, Staples, Powers, Dubchak, and Kulsky held 35,290; 16,510; 9,120; 8,176; and 3,997 of these units, respectively.

(b)
The time-based PUPP awards granted to Messrs. Dupéré, Staples and Powers on April 24, 2012 cliff vest on April 24, 2015. Messrs. Dupéré, Staples, and Powers held 82,850; 24,855; and 16,570 of these units, respectively.

(c)
Of the outstanding time-based PUPP awards granted to the named executive officers on April 1, 2013 and reported in the table above, 25% of such awards will vest on March 31, 2015 and 75% of such awards will vest on March 31, 2016. Messrs. Dupéré, Staples, Powers,

    Dubchak, and Kulsky held 55,011; 25,735; 14,216; 12,746; and 8,723 of these units, respectively.

(2)
In accordance with SEC rules, the values reported in this column are calculated by multiplying the closing price of our common units on March 31, 2014 ($14.52), by the number of outstanding time-based PUPP awards reported in the table above. However, the award agreements require that we settle the awards in cash using the 30 day average closing price of our common units, and the amount actually realized by a named executive officer with respect to these awards may be greater or less than the values reported above depending upon the value of our common units during the 30-day period preceding the applicable settlement date and the settlement requirements set forth in the award agreements.

(3)
The outstanding performance-based PUPP awards reported in this column will be settled, if at all, in cash payments rather than actual common units. Assuming that all time-based and performance-based vesting conditions are met for the awards, each of the outstanding performance-based PUPP awards reported in this column will vest in accordance with the following schedules:

(a)
The remaining performance-based PUPP awards granted on April 1, 2012 will vest on March 31, 2015.

(b)
Of the outstanding performance-based PUPP awards granted to the named executive officers on April 1, 2013 and reported in the table above, 25% of such awards will vest on March 31, 2015 and 75% of such awards will vest on March 31, 2016.

In accordance with SEC rules, based upon our performance during the 2014 fiscal year, the number of phantom units reflected in this column represents the maximum number of phantom units that could become vested.

(4)
In accordance with SEC rules, the values reported in this column are calculated by multiplying the closing price of our common units on March 31, 2014 ($14.52), by the maximum number of outstanding performance-based PUPP awards reported in the preceding column. However, the award agreements require that we settle the awards in cash using the 30 day average closing price of our common units, and the amount actually realized by a named executive officer with respect to these awards may be greater or less than the values reported above depending upon the value of our common units during the 30-day period preceding the applicable settlement date, our TUR performance at the end of the applicable annual performance period and the settlement requirements set forth in the award agreements.

  Option Exercises and Units Vested

        The named executive officers did not hold any options during the 2014 fiscal year. The table below reflects the number of time-based PUPP awards and performance-based PUPP awards that became vested during the 2014 fiscal year.

Name	Number of Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Simon Dupéré	189,270	2,748,200
Rick J. Staples	100,722	1,462,483
Vance E. Powers	64,354	934,420
Jason A. Dubchak	56,867	825,709
Jason S. Kulsky	38,581	560,196

(1)
The outstanding phantom units awarded under the PUPP will be settled, if at all, in cash payments rather than actual common units. The performance-based PUPP awards vested at the maximum level. While the awards reported in this column vested in the 2014 fiscal year, settlement of the awards will occur at a later date.

(2)
In accordance with SEC rules, the amounts reported in the "Value Realized on Vesting" column above was calculated using the closing price of our common units on March 31, 2014 ($14.52), which was the date of vesting. However, the award agreements require that we settle the awards in cash using the average closing price of our common units during the 30-day period preceding the applicable settlement date, which would have been $13.48 as of March 31, 2014. Based on the value of $13.48 per unit, Messrs. Dupéré, Staples, Powers, Dubchak, and Kulsky would receive $2,551,360; $1,357,733; $867,492; $766,567; and $520,072, respectively.

  Pension Benefits

        We do not maintain or sponsor a pension plan for our named executive officers.

  Nonqualified Deferred Compensation

        We do not maintain or sponsor a nonqualified deferred compensation plan for our named executive officers.

  Potential Payments Upon Termination or Change in Control

        PUPP.    The phantom units that we granted to each of our named executive officers under the PUPP during the 2014 fiscal year contain certain termination and change in control benefits. The PUPP participants must generally be providing services to us or one of our affiliates on the vesting date in order for their award to become vested, but in the event of a PUPP participant's death, disability, retirement, termination of employment without cause or, in the case of the phantom units granted to Mr. Dupéré pursuant to his employment agreement, an involuntary termination of employment (each term as defined below), an unvested phantom unit (whether time- or performance-based) will vest on a pro rata basis by taking into account the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award. With respect to the pro-rata vesting of performance-based phantom units, a "target" level of performance (i.e., 100% payout) will be applied to the number of performance-based awards that vest on a pro-rata basis.

        If we incur a change in control and the participant also is terminated by us (or the successor entity) other than for cause or the participant resigns as a result of a constructive dismissal, then all unvested phantom units will vest, with any performance-based vesting provisions being accelerated at the "target" performance level.

        The PUPP defines a "disability" as a participant's inability, due to illness, disease, affliction, mental or physical disability or a similar cause, to perform his or her duties for any consecutive 12 month period or for any 18 month period, or a court's declaration of the participant's incompetence. A "retirement" is defined as a normal or early retirement pursuant to any applicable retirement plan maintained by us at the time of the retirement. "Cause" is defined as any act or omission that would entitle us to terminate a participant's employment without notice or compensation under the common law for just cause, including without limitation, any improper conduct by the participant that is materially detrimental to us or the willful failure of the participant to properly carry out his or her duties on our behalf or to act in accordance with our reasonable direction. A "change in control" generally will be deemed to have occurred upon (1) the acquisition by any person or group, other than us or one of our affiliates, of ownership of fifty percent (50%) or more of the outstanding shares of Niska Gas Storage Management LLC (a Delaware limited liability company and our "manager"); or (2) a sale or other disposition of all of substantially all of our assets (or those of our affiliates) to any person other than one of our affiliates. However, the following transactions will not be deemed to result in our change in control: (a) acquisitions by investors in the manager for financing purposes; (b) an underwriter temporarily holding equity interests pursuant to a public offering of those interests; (c) any transfer of assets to an entity that is controlled by us; or (d) an acquisition by any employee benefit plan maintained by us, the manager or an affiliate of either us or the manager. A "constructive dismissal" for a Canadian citizen shall be defined pursuant to the common law, which includes a material change to the executive's title, responsibilities, reporting relationship or compensation, where the termination must occur within the 45 day period following the event that gave rise to the constructive dismissal. A "constructive dismissal" for a U.S. citizen will generally be defined as our material change to the participant's title, responsibilities, reporting relationship or compensation which we do not remedy within a 30 day period of being put on notice of the condition, and where the executive then terminates within a 30 day period following the end of our cure period. For purposes of phantom units awarded to Mr. Dupéré pursuant to his employment agreement, an "involuntary termination" means a termination by us without "cause" or by Mr. Dupéré for "good reason." For these purposes, "cause" is generally defined as any action that would entitle us to terminate him without notice or payment in lieu of notice under the common law, including, without limitation, (1) fraud, misappropriation of our property, embezzlement, malfeasance, misfeasance or nonfeasance that is willful or grossly negligent; (2) Mr. Dupéré's willful allowance of a conflict of interest between himself and his duties to us; or (3) Mr. Dupéré's breach of any material covenants or obligations under his employment agreement, and "good reason" means any of the following without Mr. Dupéré's consent: (a) requiring Mr. Dupéré to perform duties inconsistent with his position; (b) a material reduction of Mr. Dupéré's annual base salary; (c) our relocation of Mr. Dupéré's primary work location by over 50 miles; or (d) our failure to permit Mr. Dupéré to participate in incentive compensation plans or employment benefit programs that are similar to those described within his employment agreement.

        The table below shows the value of the acceleration of the phantom units that each officer would have received upon a termination of employment that occurred on March 31, 2014. For purposes of the table below we have assumed that our common units were valued at $14.52 (the closing price of a common unit on March 31, 2014). The actual amount that any named executive officer will receive with respect to his phantom units, however, can only be determined upon an actual termination of employment.

Name	Termination of Employment Due to Death, Disability, Retirement, or our Termination of the Executive without Cause ($)(1)	Termination of Employment without Cause, or due to a Constructive Dismissal, in Connection with a Change in Control ($)(2)
Simon Dupéré	2,057,934	3,825,324
Rick J. Staples	831,793	1,587,660
Vance E. Powers	571,710	918,238
Jason A. Dubchak	296,847	607,560
Jason Kulsky	172,236	369,389

(1)
The amounts reflected in this column were calculated by using the results of the following items: (a) a pro-rata portion of each grant of time-based PUPP awards calculated based upon the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award (for Mr. Dupéré, 97,574; Mr. Staples, 41,071; Mr. Powers, 27,972; Mr. Dubchak, 10,222; and Mr. Kulsky, 5,931) multiplied by $14.52; (b) a pro-rata portion of the target number of outstanding performance-based PUPP awards, calculated based upon the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award, multiplied by $14.52 (for Mr. Dupéré, 44,157; Mr. Staples, 16,216; Mr. Powers, 11,402; Mr. Dubchak, 10,222 and Mr. Kulsky, 5,931).

(2)
The amounts reflected in this column were calculated by using the results of the following two items: (a) the number of time-based PUPP awards reported for each named executive officer above in the "Outstanding Equity Awards as of Fiscal Year-End March 31, 2014" multiplied by $14.52; and (b) the target number of performance-based PUPP awards outstanding as of March 31, 2014 multiplied by $14.52.

        Mr. Dupéré's Employment Agreement.    Upon his appointment on April 24, 2012, we entered into an employment agreement appointing Mr. Dupéré as President and Chief Executive Officer. The agreement contained certain potential severance and change in control benefits.

        Upon Mr. Dupéré's termination from us for "cause" (as defined above) or Mr. Dupéré's resignation, retirement, death or disability, Mr. Dupéré will not receive any further compensation or benefits pursuant to the employment agreement. In the event that Mr. Dupéré's employment is terminated due to an "involuntary termination" during the first three years of Mr. Dupéré's employment agreement, he will receive a lump sum cash payment equal to two times his then-current annual base salary, less any statutory withholding obligations. In the event that Mr. Dupéré's involuntary termination occurs on or during the two year period following a change in control, Mr. Dupéré will receive a lump sum cash payment equal to two times his then-current annual base salary (less any statutory withholding obligations), the accelerated vesting of all equity-based compensation awards held on the date of Mr. Dupéré's termination of employment, and the pro-rata payment of his annual bonus for the year in which the termination occurs.

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

        In addition to the amounts noted above with respect to his equity awards, if Mr. Dupéré had incurred a separation from service on March 31, 2014 under the scenarios noted below, he would have received the following estimated payments:

	Salary($)	Bonus($)	Total ($)
Involuntary Termination	959,198	N/A	959,198
Involuntary Termination in connection with Change in Control	959,198	779,348	1,738,546

Risk Assessment

        Our compensation committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.

        Our compensation philosophy and culture support the use of base salary and certain performance-based compensation awards that are generally uniform in design and in operation throughout our organization and with all levels of employees. These compensation policies and practices are centrally designed and administered, and are substantially identical between our business divisions. In addition, the following specific factors, in particular, reduce the likelihood of excessive risk-taking:

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

Director Compensation

        Officers, employees or paid consultants and advisors of our manager or its affiliates who also serve as our directors do not receive additional compensation for their service as our directors. Directors who are not officers, employees or paid consultants and advisors of our manager or its affiliates ("Eligible Directors") receive an annual cash retainer of $50,000 and an annual award of common units with a market value equal to $50,000 at the time of the award. The board chairperson receives an additional annual fee of $62,500 and an additional annual award of common units with a market value equal to $62,500 at the time of the award. In addition, Eligible Directors receive $1,500 for each board and committee meeting that they attend, other than with respect to the conflicts committee meeting fees, which are $3,000 per meeting. The chairperson of the audit committee receives an additional annual fee of $15,000. Directors serving as the chairperson of our other committees receive an additional annual fee of $10,000. Directors also receive reimbursement for out-of-pocket expenses associated with attending meetings of the board or committees and director and officer liability insurance coverage. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

        Mr. Dupéré joined our board in connection with his appointment as our Chief Executive Officer, and resigned from the board on May 7, 2014 in connection with the resignation of his employment. Mr. Dupéré did not receive any compensation for his service on our board during the 2014 fiscal year. Other board members that served on our board during the 2014 fiscal year (E. Bartow Jones, George A. O'Brien, William H. Shea, and Andrew W. Ward) were not paid any compensation by us for their services to our board, as they are appointed and compensated by Riverstone, an affiliate of our manager. The compensation received by the Eligible Directors for their board service during the 2014 fiscal year, in U.S. dollars, is set forth below:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	Total ($)
Deborah M. Fretz(4)	146,312	112,921	26,637	285,870
James G. Jackson	89,000	50,175	4,851	144,026
Stephen C. Muther	104,000	50,175	8,682	162,857
David F. Pope(5)	18,560	25,000	—	43,560

(1)
The Eligible Directors had the option of participating in the Deferred Plan (described below) for the 2014 fiscal year, thus certain portions of the cash fees reported within this column were not actually received by the directors due to the deferral of that amount into the Deferred Plan. Cash payments actually paid to each Eligible Director during the 2014 fiscal year were as follows: Ms. Fretz, $22,937; Mr. Jackson, $15,500; and Mr. Muther, $0. Mr. Pope did not defer any of his cash fees for the 2014 fiscal year.

(2)
Represents the aggregate value of the common unit awards granted to the Eligible Directors during the 2014 fiscal year. On May 23, 2013, Mr. Jackson, Mr. Muther, and

  Mr. Pope each received 1,706 common units, and Ms. Fretz received 3,839 common units; and on November 20, 2013, Mr. Jackson and Mr. Muther each received 1,619 common units, and Ms. Fretz received 3,644 common units. As of March 31, 2014, none of the directors held outstanding equity awards.

(3)
Represents the above market earnings that Ms. Fretz, Mr. Muther and Mr. Jackson received with respect to their respective accounts within the Deferred Plan. For these purposes, earnings are considered above market if they exceed 120% of the applicable federal long-term rate, with compounding, at the time the earnings rate under the plan is set (4.54%).

(4)
On January 28, 2014, Ms. Fretz advised the board of her resignation effective on March 1, 2014.

(5)
On August 15, 2013, Mr. Pope resigned from the board.

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

        Participation, Deferrals and Contributions.    The Deferred Plan is based on a calendar year plan year. Eligible Directors may participate in the Deferred Plan, provided that they are not residents of Canada for purposes of the Income Tax Act (Canada) and not otherwise subject to Canadian taxation under the Income Tax Act (Canada). Any such Eligible Director may become a participant (a "Participant") in the Deferred Plan for an applicable plan year by electing during the open enrollment period to defer a portion of his or her compensation on an election form. A Participant may defer a stated dollar amount, or a designated full percentage, up to a maximum percentage of 100% of the Participant's compensation for the applicable plan year. At the time of election, the Participant can choose to defer the compensation until either (i) termination of the Participant's board service or (ii) a future year in which the Participant is still providing services to us and that is at least two calendar years after the year in which the deferred compensation would otherwise have been paid (a "Scheduled In-Service Withdrawal"). We may also elect to make a discretionary contribution to a Participant's account, which may be subject to a vesting schedule, in an amount and at such time as determined by our board.

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

        Distributions.    A Participant may elect to receive a distribution of his Deferred Plan account upon a termination of service at any of the following times: (i) as soon as practicable following the termination of board service, (ii) in the first January following the termination of service, or (iii) in the second January following the termination of service. All account distributions are made in lump sum cash payments. If a Participant fails to elect the time at which his account balance will be paid out, it will be paid as soon as practicable following the termination of service. If a Participant elected to receive a Scheduled In-Service Withdrawal, the Participant may subsequently elect to delay such distribution for a minimum period of five calendar years; provided that such election is made at least 12 months prior to the date that such distribution would otherwise be made. If a Participant elected to receive a Scheduled In-Service Withdrawal and the Participant's board service is otherwise terminated prior to such distribution, the Scheduled In-Service Withdrawal will be cancelled and the entire account balance of the Participant will be paid according to the Participant's termination distribution election. In the event of an unforeseeable emergency, a Participant may apply to the plan administrator, who has sole and absolute discretion to approve such application, to request that all or a portion of the Participant's account balance be distributed prior to termination or a Scheduled In-Service Withdrawal. In the event a Participant dies while providing services to us, the Participant's account balance will be paid to the Participant's beneficiary in the manner previously elected by the Participant. The Deferred Plan has provisions that provide for special distribution rights with respect to any spousal claims made pursuant to a domestic relations order.

        Administration.    The Deferred Plan is administered by our board of directors, or a plan administrator that our board may appoint, which we refer to as the plan administrator. The plan administrator directly administers the Deferred Plan and has the right to adopt rules of procedure and regulations necessary for administration of the Deferred Plan and will review and render decisions respecting claims for benefits under the Deferred Plan, among other powers and duties. The Deferred Plan may be amended, suspended, or terminated at any time by our board; provided that, no such amendment, suspension or termination may adversely impact the amount of benefits a participant has accrued under the Deferred Plan or deprive a participant of such benefits except to the extent required by applicable law. The Deferred Plan also provides for claims for benefits procedures and a review process in the event of a dispute by a Participant under the Deferred Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth the beneficial ownership of our units by:

  •
  each person known by us to be a beneficial owner of more than 5% of our outstanding units;

  •
  each of our directors;

  •
  each of our named executive officers; and

  •
  all of our directors and executive officers as a group.

        The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them as of March 31, 2014, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
Niska Sponsor Holdings Cooperatief U.A.(1)	18,245,055	50.07%	—	—	—
Simon Dupéré(2)	7,000	*	—	—	—
Vance E. Powers	2,000	*	—	—	—
Rick J. Staples	—	—	—	—	—
Jason A. Dubchak	—	—	—	—	—
Jason S. Kulsky	10,000	*	—	—	—
Deborah M. Fretz(3)	28,658	*	—	—	—
James G. Jackson	12,714	*	—	—	—
E. Bartow Jones	—	—	—	—	—
Stephen C. Muther	18,799	*	—	—	—
George A. O'Brien	—	—	—	—	—
David F. Pope(4)	—	—	—	—	—
William H. Shea, Jr.	—	—	—	—	—
Andrew W. Ward	—	—	—	—	—
All directors and executive officers as a group (thirteen persons)	43,513	*	—	—	—

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

(2)
Simon Dupéré, former President, Chief Executive Officer and member of the board of directors, resigned on May 7, 2014.

(3)
Deborah M. Fretz, former member of the board of directors, resigned effective March 1, 2014.

(4)
David F. Pope, former member of the board of directors, resigned on August 15, 2013.

Equity Compensation Plan Information

        The following table sets forth certain information with respect to our equity compensation plans as of March 31, 2014.

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

        Holdco owns 18,245,055 common units, representing approximately 51.04% of our units and the all the new incentive distribution rights. In addition, our manager owns a 1.91% managing member interest in us.

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

  Services Agreement

        Effective May 12, 2006, our subsidiary, AECO Partnership, entered into a services agreement with certain affiliates of Holdco pursuant to which it would provide employees to manage certain development projects for Holdco or its affiliates in return for a service fee that is to be agreed upon between the parties from time to time. AECO Partnership subsequently assigned its rights and obligations under the services agreement to Niska Partners Management ULC in an Amended and Restated Services Agreement.

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

Item 14.    Principal Accounting Fees and Services.

        The following table presents fees for professional services rendered by KPMG LLP for 2014 and 2013:

	Year Ended March 31,
	2014	2013
Audit Fees	$1,367,000	$1,045,255
Audit -Related fees	—	—

Total	$1,367,000	$1,045,255

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

(a)(1)  Financial Statements

        See "Index to the Consolidated Financial Statements" set forth on Page F-1.

(2)   Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)   Exhibits

EXHIBIT LIST

Exhibit Number			Description
3.1		—	Certificate of formation of Niska Gas Storage Partners LLC (incorporated by reference to exhibit 3.1 to Amendment No. 2 to the Company's registration statement on Form S-1 (Registration No. 333-165007), filed on April 15, 2010)

3.2		—	Second Amended and Restated Operating Agreement of Niska Gas Storage Partners LLC, dated as of April 2, 2013 (incorporated by reference to exhibit 3.2 to the Company's Current Report on Form 8-K, filed on April 3, 2013)

4.1		—	Registration Rights Agreement between Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöperatief U.A. dated May 17, 2010 (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 19, 2010)

4.2		—	Amendment No. 1 to Registration Rights Agreement made as of August 24, 2011, by and between Niska Gas Storage Partners LLC, a Delaware limited liability company and Niska Sponsor Holdings Coöperatief U.A. (incorporated by reference to exhibit 4.1 of the Company's Quarterly Report on Form 10-Q, filed on November 7, 2011)

4.3		—	Indenture dated as of March 17, 2014 among Niska Gas Storage Canada ULC and Niska Gas Storage Canada Finance Corp., as issuers, each of the Guarantors party thereto, and The Bank of New York Mellon, as Trustee (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 18, 2014)

10.1	†	—	Niska Gas Storage Partners LLC 2010 Long-Term Incentive Plan effective as of May 16, 2010 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 19, 2010)

10.2		—	Credit Agreement dated as of March 5, 2010 among Niska Gas Storage US, LLC, as US Borrower, and AECO Gas Storage Partnership, as Canadian Borrower, Niska GS Holdings I, L.P., Niska GS Holdings II, L.P., Royal Bank of Canada, as Administrative Agent and Collateral Agent and the other lenders party thereto (incorporated by reference to exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.3	†	—	Executive Employment Agreement of Simon Dupéré dated April 24, 2012 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on April 30, 2012)

10.4		—	Services Agreement dated March 5, 2010 among AECO Gas Storage Partnership, Niska GS Holdings US, L.P. and Niska Holdings L.P. (incorporated by reference to exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)

10.5		—	Common Unit Purchase Agreement made as of August 24, 2011 by and between Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöperatief U.A. (incorporated by reference to exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, filed on November 7, 2011)

Exhibit Number			Description
10.6		—	Amended and Restated Credit Agreement dated June 29, 2012 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on July 5, 2012)

10.7		—	Sponsor Equity Restructuring Agreement, by and among Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöpertief U.A., dated as of April 2, 2013 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on April 3, 2013)

10.8		—	Employment Agreement, dated May 7, 2014, between the Company and William H. Shea, Jr. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 13, 2014)

10.9		—	Employment Agreement, dated May 7, 2014, between the Company and Mark D. Casaday (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 13, 2014)

10.10		—	Employment Agreement, dated May 7, 2014, between the Company and Robert B. Wallace (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 13, 2014)

10.11		—	Employment Agreement, dated May 7, 2014, between the Company and Bruce D. Davis, Jr. (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 13, 2014)

12.1	*	—	Statement regarding computation of ratios of earnings to fixed charges

21.1	*	—	List of Subsidiaries of Niska Gas Storage Partners LLC

23.1	*	—	Consent of KPMG (Houston)

31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	—	XBRL Instance Document.

101.SCH	*	—	XBRL Taxonomy Extension Schema Document.

101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

NISKA GAS STORAGE PARTNERS LLC
By:	/s/ WILLIAM H. SHEA, JR. William H. Shea, Jr. Chairman, President and Chief Executive Officer and Director

Date: May 30, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM H. SHEA, JR. William H. Shea, Jr.	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2014
/s/ VANCE E. POWERS Vance E. Powers	Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2014
/s/ JAMES G. JACKSON James G. Jackson	Director	May 30, 2014
/s/ E. BARTOW JONES E. Bartow Jones	Director	May 30, 2014
/s/ STEPHEN C. MUTHER Stephen C. Muther	Director	May 30, 2014
/s/ GEORGE A. O'BRIEN George A. O'Brien	Director	May 30, 2014
/s/ ANDREW W. WARD Andrew W. Ward	Director	May 30, 2014

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

        Management evaluated Niska Partners' internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992) ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of March 31, 2014, Niska Partners' internal control over financial reporting was effective.

        Niska Partners' independent registered public accounting firm, KPMG LLP, has audited the internal control over financial reporting. Their opinion on the effectiveness of Niska Partners' internal control over financial reporting appears herein.

Date: May 30, 2014

/s/ WILLIAM H. SHEA, JR. William H. Shea, Jr. President and Chief Executive Officer and Director	/s/ VANCE E. POWERS Vance E. Powers Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited Niska Gas Storage Partners LLC's internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Niska Gas Storage Partners LLC management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Niska Gas Storage Partners LLC maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Niska Gas Storage Partners LLC and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of earnings (loss) and comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the three-year period ended March 31, 2014, and our report dated May 30, 2014 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Houston, Texas
May 30, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited the accompanying consolidated balance sheets of Niska Gas Storage Partners LLC and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of earnings (loss) and comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the three-year period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niska Gas Storage Partners LLC and subsidiaries as of March 31, 2014 and 2013, and the results of it their operations and their cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Niska Gas Storage Partners LLC's internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 30, 2014 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

(signed) KPMG LLP

Houston, Texas
May 30, 2014

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

	Year ended March 31,
	2014	2013	2012
REVENUES
Fee-based revenue (Note 15)	$135,356	$163,325	$146,053
Optimization, net (Note 15)	72,040	(22,630)	122,528

	207,396	140,695	268,581
EXPENSES (INCOME)
Operating	40,834	32,535	43,978
General and administrative	39,937	38,562	28,582
Depreciation and amortization (Notes 4 and 5)	41,286	50,409	46,132
Interest (Notes 6 and 16)	66,315	67,010	74,630
Loss on extinguishment of debt (Notes 6, 7 and 17)	36,697	599	4,861
Impairment of goodwill (Note 5)	—	—	250,000
Loss on impairment and sale of assets (Note 4)	—	14,927	5,342
Foreign exchange losses (gains)	1,182	(694)	682
Other expenses (income)	358	(110)	(167)

EARNINGS (LOSS) BEFORE INCOME TAXES	(19,213)	(62,543)	(185,459)

Income tax expense (benefit) (Note 11)
Current	82	(1,414)	412
Deferred	(10,338)	(17,528)	(20,099)

	(10,256)	(18,942)	(19,687)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(8,957)	$(43,601)	$(165,772)

Net earnings (loss) allocated to:
Managing Member	$(171)	$(863)	$(3,283)

Common unitholders	$(8,786)	$(21,584)	$(82,063)

Subordinated unitholder (Notes 1 and 14)	$—	$(21,154)	$(80,426)

Earnings (loss) per unit allocated to common unitholders—basic and diluted	$(0.25)	$(0.63)	$(2.39)

Earnings (loss) per unit allocated to subordinated unitholders—basic and diluted (Notes 1 and 14)	$—	$(0.63)	$(2.39)

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

	As at March 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$7,704	$10,610
Margin deposits	32,626	18,474
Trade receivables—net	5,760	2,702
Accrued receivables	150,628	106,726
Natural gas inventory	75,140	83,416
Prepaid expenses and other current assets	4,330	4,688
Short-term risk management assets (Notes 12 and 13)	20,949	21,159

	297,137	247,775
Long-term Assets
Property, plant and equipment, net of accumulated depreciation (Note 4)	908,274	918,061
Goodwill (Note 5)	245,604	245,604
Long-term natural gas inventory (Note 4)	—	15,264
Intangible assets, net of accumulated amortization (Note 5)	65,462	73,998
Deferred charges, net of accumulated amortization (Note 6)	14,640	14,420
Other Assets	3,268	2,677
Long-term risk management assets (Notes 12 and 13)	4,806	6,593

	1,242,054	1,276,617

	$1,539,191	$1,524,392

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Revolving credit facility (Note 7)	$119,500	$65,000
Current portion of obligations under capital lease (Note 8)	1,299	1,259
Trade payables	1,023	1,048
Current portion of deferred taxes (Note 11)	5,678	14,303
Deferred revenue	6,036	568
Accrued liabilities (Note 9)	111,118	39,840
Short-term risk management liabilities (Notes 12 and 13)	19,105	20,005

	263,759	142,023
Long-term Liabilities
Long-term risk management liabilities (Notes 12 and 13)	12,209	4,574
Asset retirement obligations (Note 10)	1,975	2,007
Other long-term liabilities	1,809	1,461
Deferred income taxes (Note 11)	119,373	120,935
Obligations under capital lease (Note 8)	10,926	12,225
Long-term debt (Note 7)	575,000	643,790

	721,292	784,992
MEMBERS' EQUITY
Common units	279,604	321,642
Subordinated units (Notes 1 and 14)	—	265,877
Managing Member's interest	274,536	9,858

	554,140	597,377
Commitments and contingencies (Notes 7, 14 and 19)
Subsequent events (Note 24)

	$1,539,191	$1,524,392

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	Year ended March 31,
	2014	2013	2012
Operating Activities
Net earnings (loss)	$(8,957)	$(43,601)	$(165,772)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Unrealized foreign exchange losses (gains)	1,500	(252)	391
Deferred income tax benefit (Note 11)	(10,338)	(17,528)	(20,648)
Unrealized risk management losses (gains) (Notes 12 and 13)	8,732	89,851	(83,193)
Depreciation and amortization (Notes 4 and 5)	41,286	50,409	46,132
Deferred charges amortization (Notes 6 and 16)	3,354	3,411	3,942
Loss on extinguishment of debt (Notes 6 and 17)	36,697	599	4,861
Loss on impairment and sale of assets (Note 4)	—	14,927	5,342
Impairment of goodwill (Note 5)	—	—	250,000
Write-down of inventory	4,600	22,281	23,400
Changes in non-cash working capital (Note 20)	15,033	42,033	(56,420)

Net cash provided by operating activities	91,907	162,130	8,035

Investing Activities
Property, plant and equipment expenditures	(3,159)	(30,015)	(52,820)
Purchase of customer contracts	(2,007)	—	—
Proceeds on disposal of assets	—	2,210	—

Net cash used in investing activities	(5,166)	(27,805)	(52,820)

Financing Activities
Proceeds from debt issuance	575,000	—	—
Debt redemption / repurchase	(672,361)	—	(158,012)
Proceeds on revolver drawings	784,500	348,448	701,800
Revolver repayments	(730,000)	(433,448)	(551,800)
Payments of financing costs	(10,855)	(3,248)	—
Payments of unit issuance costs	(218)	—	—
Proceeds from obligations under capital lease	—	947	13,245
Repayments of obligations under capital lease	(1,259)	(717)	—
Distributions to partners (Notes 14 and 24)	(34,051)	(48,811)	(74,568)
Net proceeds from issuance of common units	—	—	11,000
Acquisition of interest in parent company	—	—	(2,176)
Acquisition of assets from parent company	—	—	428

Net cash used in financing activities	(89,244)	(136,829)	(60,083)

Effect of translation on foreign currency cash and cash equivalents	(403)	(228)	468
Net decrease in cash and cash equivalents	(2,906)	(2,732)	(104,400)
Cash and cash equivalents, beginning of the year	10,610	13,342	117,742

Cash and cash equivalents, end of the year	$7,704	$10,610	$13,342

Supplemental cash flow disclosures (Note 21)

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members' Equity

(in thousands of U.S. dollars)

	Common Units	Subordinated Units	Managing Member's Interest	Total
Balance, March 31, 2011	$510,275	$390,283	$16,415	$916,973
Net earnings (loss)	(82,063)	(80,426)	(3,283)	(165,772)
Distributions to Unitholders	(48,981)	(24,101)	(1,486)	(74,568)
Acquisition of interest in parent company	(1,066)	(1,066)	(44)	(2,176)
Acquisition of assets from parent company	212	208	8	428
Issuance of common units	11,000	—	—	11,000
Tax benefit of offering costs	2,208	2,207	90	4,505

Balance, March 31, 2012	391,585	287,105	11,700	690,390

Net earnings (loss)	(21,584)	(21,154)	(863)	(43,601)
Distributions to Unitholders	(48,359)	(74)	(979)	(49,412)

Balance, March 31, 2013	321,642	265,877	9,858	597,377

Cancellation of subordinated units	—	(265,877)	265,877	—
Net earnings (loss)	(8,786)	—	(171)	(8,957)
Distributions to unitholders	(51,293)	—	(1,028)	(52,321)
Issuance of common units	18,041	—	—	18,041

Balance, March 31, 2014	$279,604	$—	$274,536	$554,140

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements

(Thousands of U.S. dollars, except for per unit amounts)

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

        On April 2, 2013, Niska Partners completed an equity restructuring with affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (collectively the "Carlyle/Riverstone Funds"). In the restructuring, all of the Company's 33.8 million subordinated units and previous incentive distribution rights (all of which were owned by the Carlyle/Riverstone Funds) were combined into and restructured as a new class of incentive distribution rights ("new IDRs"). The equity restructuring, which did not require any further consents or approvals, was effective as of the same day. The transaction was unanimously approved by the Company's Board of Directors on the unanimous approval and recommendation of its Conflicts Committee, which is composed solely of independent directors.

        The restructuring permanently eliminated all of the Company's subordinated units and previous incentive distribution rights in return for the new IDRs (see Note 14). Prior to completion of the restructuring, the Company would have been required to pay the full minimum quarterly distribution of $0.35 per unit on the subordinated units (requiring additional distributions of approximately $12 million per quarter) prior to increasing the quarterly distribution on common units. Quarterly distributions on the subordinated units had not been paid since the quarter ended September 30, 2011.

        The new IDRs entitle the Carlyle/Riverstone Funds to receive 48% of any quarterly cash distributions after Niska Partners' common unitholders have received the full minimum quarterly distribution ($0.35 per unit) for each quarter plus any arrearages from prior quarters (of which there are currently none). The previous incentive distribution rights entitled the Carlyle/Riverstone Funds to receive increasing percentages (ranging from 13% to 48%) of incremental cash distributions after the unitholders (both common and subordinated) exceeded quarterly distributions ranging from $0.4025 per unit to $0.5250 per unit. In addition, for a period of five years, and provided that the Carlyle/Riverstone Funds continue to own a majority of both the managing member and the new IDRs, the Carlyle/Riverstone Funds will be deemed to own 33.8 million "Notional Subordinated Units" in connection with votes to remove and replace the managing member. These Notional Subordinated Units are not entitled to distributions, but preserve the Carlyle/Riverstone Fund's voting rights with respect to removal of the managing member.

        At March 31, 2014, Niska Partners had 35,745,060 common units outstanding. Of these amounts, 18,245,055 common units were owned by the Carlyle/Riverstone Funds, along with a 1.91% Managing Member's interest in the Company and all of the new IDRs. Including all of the common units owned by the Carlyle/Riverstone Funds, along with the 1.91% Managing Member's interest, the Carlyle/Riverstone Funds had a 51.98% ownership interest in the Company, excluding the new IDRs. The remaining 17,500,005 common units, representing a 48.02% ownership interest excluding the IDRs, were owned by the public.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies

Basis of presentation

        These consolidated financial statements have been prepared to reflect the consolidated financial position, results of operations and cash flows of Niska Partners and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

        These financial statements include the accounts of Niska Partners and its wholly-owned subsidiaries, including AECO Gas Storage Partnership, Wild Goose Storage LLC, Niska Gas Storage, LLC, Salt Plains Storage, LLC, Access Gas Services Inc., Access Gas Services (Ontario) Inc., EnerStream Agency Services Inc., and Niska Partners Management ULC. All material intercompany transactions have been eliminated.

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

        Delivery.    Delivery is deemed to have occurred at the time the natural gas is delivered and title is transferred, or in the case of fee-based arrangements, when the services are rendered. To the extent the Company retains its inventory, delivery occurs when the inventory is subsequently sold and title is transferred to the third-party purchaser.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies (Continued)

considered reasonably assured at the outset of an arrangement in accordance with the Company's credit review process, revenue is recognized when the fee is collected.

        Fee-based revenue consists of long-term contracts for storage fees that are generated when we lease storage capacity on a monthly basis and short-term fees associated with park and loan activities. Long-term contract revenue consists of monthly storage fees and fuel and commodity charges for injections and withdrawals. Long-term contract revenue is accrued on a monthly basis in accordance with the terms of the customer contracts. Customer charges for injections and withdrawals are recorded in the month of injection or withdrawal. Short-term contract revenue consists of fees for injections and withdrawals, where the customer pays a fixed fee to inject a specified quantity of natural gas on a specified date or dates and withdraw a specified quantity of natural gas on a specified date. The fee stipulated in a short-term contract for each performance obligation (injection and withdrawal) is recognized when the service occurs.

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

        Sales taxes collected from customers and remitted to governmental authorities are excluded from revenues in the consolidated statements of earnings (loss) and comprehensive income (loss).

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies (Continued)

Natural gas inventory

        The Company's inventory is natural gas injected into storage which is held for resale. Inventory is valued at the lower of weighted average cost or market. Adjustments to write down the costs of inventory to market are recorded as an offset to optimization revenues while costs to store the gas are recognized as operating expenses in the period the costs are incurred in the consolidated statements of earnings (loss) and comprehensive income (loss).

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

        In March 2014, the Company reclassified the balance of its long-term natural gas inventory to cushion to reflect operational requirements.

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

        Certain volumes of natural gas defined as cushion are required for maintaining a minimum field pressure. Cushion is considered a component of the facility and as such is not amortized. Cushion is monitored to ensure that it provides effective pressure support for the facility. In the event that gas moves to another area of the reservoir where it does not provide effective pressure support, a loss is recorded, within depreciation expense, equal to the estimated volumes that have migrated (see Note 4). Proceeds from sale of cushion are classified as operating activities in the Consolidated Statements of Cash Flows since the predominant source of cash flows for natural gas purchases and sales are operating in nature.

        Repairs, maintenance and renewals that do not extend the useful lives of the assets are expensed as incurred. Interest costs for the construction or development of long-lived assets held by operational entities are capitalized and amortized over the related asset's estimated useful life (see Note 4).

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies (Continued)

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

Netting of certain balance sheet accounts

        Certain risk management assets and liabilities and certain accrued gas sales and purchases are presented on a net basis in the balance sheet when all of the following exist: (i) Niska Partners and the other party owe the other a determinable amount; (ii) the Company has the right to set off the amount owed with the amount owed by the other party; (iii) Niska Partners intends to set off; and (iv) the right of setoff is enforceable by law.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies (Continued)

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

        To re-evaluate goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether it is more likely than not that goodwill is impaired. The result of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the quantitative impairment test. The performance of the quantitative impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. If the carrying amount exceeds the fair value of the reporting unit, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill.

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

Risk management activities

        The Company uses natural gas derivatives and other financial instruments to manage its exposure to changes in natural gas prices, and foreign exchange rates. These financial assets and liabilities, which are recorded at fair value on a recurring basis, are included in one of three categories based on a fair value hierarchy with realized and unrealized gains (losses) recognized in earnings (see Note 13).

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies (Continued)

balance sheet date. Non-U.S. dollar denominated non-monetary items are translated to U.S. dollars at the exchange rate in effect when the transaction occurred. Revenues and expenses denominated in foreign currencies are translated at the actual exchange rate or average exchange rate in effect during the period. Foreign exchange gains or losses on translation are included in income.

Deferred charges

        Deferred charges relate to costs incurred on the issuance of debt and are amortized over the term of the related debt to interest expense using the effective interest method for cost related to the senior notes offering and straight-line for deferred charges incurred on the revolving credit facility. Any remaining unamortized deferred charges related to repurchased senior notes or modified revolving credit facility agreements are written off on the dates of redemption or modification.

Income taxes

        The Company is not directly a taxable entity. Income taxes on its income are the responsibility of the individual unitholders and have accordingly not been recorded in the consolidated financial statements. However, Niska Partners does own corporate subsidiaries, which are taxable corporations subject to Canadian federal and provincial income taxes, which are included in the consolidated financial statements.

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

        The Canadian subsidiaries remain subject to examination by Canadian federal and provincial tax jurisdictions for all years filed after 2006. The Company's unitholders, relative to the Company, remain subject to examination by US federal and state tax jurisdictions for years from 2009 and beyond.

Long term equity-based incentives

        Niska Partners' compensation committee approves awards of phantom units with distribution equivalent rights to certain key employees. These awards include both time-based and performance-based components.

        Unit award grants are classified as liabilities. The fair value of the units granted is determined on the date of grant and is re-measured at each reporting period until the settlement date. The fair value at each re-measurement date is equal to the settlement expected to be incurred based on the anticipated number of units vested adjusted for (1) the passage of time and (2) the payout threshold

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies (Continued)

associated with the performance targets which the Company expects to achieve compared to its established peers. The pro-rata number of units vesting is calculated as the number of performance awards multiplied by the percentage of the requisite service period, plus additional units granted in lieu of the cash distributions paid on the vested units.

        Compensation expense is calculated as the re-measured expected payout less previously-recognized compensation expense.

3. Recent Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued a guidance which requires disclosure of information to provide enhanced disclosures to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity's assets and liabilities. In January 2013, the FASB issued an update to this guidance which limits the scope of the required balance sheet offsetting disclosures to derivative instruments accounted for in accordance with Accounting Standards Codification ("ASC") Topic 815, Derivative and Hedging, subject to an enforceable master netting arrangement or similar agreement. The Company adopted this guidance on April 1, 2013 and adoption resulted in an increase in disclosure regarding the Company's risk management assets and liabilities that had netting or right of offset arrangements.

        In July 2013, the FASB issued guidance which requires entities to present unrecognized tax benefit or portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward except when (1) a net operating loss carry forward, a similar loss, or a tax credit carry forward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; and (2) the entity does not intend to use the deferred tax asset for this purpose, provided that tax law permits a choice. If either of these conditions exists, entities should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The Company will adopt this guidance on April 1, 2014 and adoption will not have a material impact on the Company's financial position, result of operations or cash flows.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

4. Property, Plant and Equipment

        Property, plant and equipment are comprised of the following:

	As at March 31, 2014
	Cost	Accumulated Depreciation	Net Book Value
Cushion	$421,404	$—	$421,404
Pipelines and measurement	296,671	(92,687)	203,984
Wells	126,694	(40,700)	85,994
Facilities	272,645	(79,028)	193,617
Computer hardware and software	4,225	(3,087)	1,138
Construction in progress, including projects under development	1,063	—	1,063
Office furniture, equipment and other	2,473	(1,399)	1,074

	$1,125,175	$(216,901)	$908,274

	As at March 31, 2013
	Cost	Accumulated Depreciation	Net Book Value
Cushion	$406,141	$—	$406,141
Pipelines and measurement	296,661	(81,950)	214,711
Wells	126,519	(36,179)	90,340
Facilities	267,508	(64,238)	203,270
Computer hardware and software	4,095	(2,653)	1,442
Construction in progress, including projects under development	928	—	928
Office furniture, equipment and other	2,473	(1,244)	1,229

	$1,104,325	$(186,264)	$918,061

        Facilities include cost and accumulated depreciation of assets under capital lease of $14.2 million and $4.5 million as of March 31, 2014 and $14.2 million and $1.8 million as of March 31, 2013, respectively.

        In March 2014, the Company reclassified the balance of its long-term natural gas inventory to cushion to reflect operational requirements.

        During the year ended March 31, 2013, a loss of $9.5 million was recognized as depreciation and amortization on the consolidated statements of earnings (loss) and comprehensive income (loss) for the estimated amount of cushion that had migrated (March 31, 2014—$ nil; March 31, 2012—$6.7 million). In addition, the Company sold cushion from one of its Canadian facilities and from two of its U.S. facilities, which resulted in losses of $14.9 million and $2.8 million during the years ended March 31, 2013 and 2012, respectively.

        Certain steel pipe that was deemed no longer fit to transport natural gas was sold after March 31, 2012. These assets were valued as of March 31, 2012 using a combination of the present value of future cash flows method and the subsequently agreed selling price, resulting in an impairment charge of $2.5 million (March 31, 2014—$ nil; March 31, 2013—$ nil).

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

5. Goodwill and Other Intangible Assets

Goodwill

        The goodwill impairment test is performed at a reporting unit level. Reporting units are identified and distinguished based on how the associated business is managed, taking into consideration the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment. Niska Partners has four reporting units which are aggregated into one operating segment for financial reporting purposes.

        During the year ended March 31, 2014, the Company performed a qualitative assessment to determine whether its goodwill was impaired. Based on overall macroeconomic conditions as well as industry, market and company-specific considerations, the Company determined that it is more likely than not that its goodwill is not impaired. Therefore, a two-step, quantitative assessment was not required.

        During the year ended March 31, 2013, the Company performed a quantitative impairment test to each of its reporting units. Based on its calculations, it was determined that estimated fair values of each of its reporting unit exceeded its carrying amounts, including goodwill, therefore, no impairment was recorded.

        During the year ended March 31, 2012, following a period of continued narrow seasonal spreads, along with a significant reduction in natural gas price volatility, the Company determined the fair value of the AECO HubTM and NGPL reporting units using a combination of the present value of future cash flows method and the comparable transactions method. The present value of future cash flows was estimated using (i) discrete financial forecasts, which rely on management's estimates of revenue, expenses and volumes, (ii) long-term natural gas volatility and seasonal spreads (iii) long-term average exchange rate between the United States Dollar and the Canadian Dollar and (iv) appropriate discount rates. The comparable transactions method analyzed other purchases of similar assets and considered (i) the anticipated cash flows of the Company determined above, (ii) recent transaction multiples based on anticipated cash flows and (iii) the similarity of comparable transactions to the Company's facilities. Specifically, the Company used experience and budgeted amounts to estimate cycling volumes and expenses, the future summer to winter spreads which reflects its longer term outlook, extrinsic values consistent with those achieved in the business to estimate future revenue, and a discount rate of 8.875%. These values used to estimate future revenues are lower than the seasonal storage spread and extrinsic values used in the Company's most recent annual test. The Company also used a comparable transaction multiple consistent with transactions for depleted reservoir storage facility acquisitions (the type of facilities comparable to the Company's AECO HubTM facility) completed between 2006 and 2012. Both the AECO HubTM facility and the NGPL leased capacity failed step one of the goodwill impairment test; therefore, the second step of impairment test was performed.

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

(Thousands of U.S. dollars, except for per unit amounts)

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

Other intangible assets

        Information regarding the Company's intangible assets is included in the following table:

	As at March 31,
	2014	2013
Customer contracts and relationships, beginning of the year	$163,073	$163,073
Additions	2,007	—
Less accumulated amortization	(117,888)	(107,345)

Customer contracts and relationships, end of the year	47,192	55,728
Pipeline rights of way	18,270	18,270

	$65,462	$73,998

        Customer contracts and relationships are amortized over the term of the respective contracts, being 1 to 15 years remaining at March 31, 2014. The following tables present actual amortization expense recognized during reported periods and an estimate of future amortization expense based upon the Company's intangible assets at March 31, 2014:

Amortization expense for the fiscal year ended:
March 31, 2014	$10,543
March 31, 2013	11,311
March 31, 2012	13,675

Future amortization expense estimated for the fiscal year ending:
March 31, 2015	$23,633
March 31, 2016	5,977
March 31, 2017	7,513
March 31, 2018	3,558
March 31, 2019 and thereafter	6,511

        On May 1, 2014, the Company and its largest volumetric customer executed a storage service agreement which replaced its pre-existing storage agreement which contained an option to terminate effective April 1, 2015. As a result of the execution of the new contract, the Company has revised the amortization schedule above to reflect the new pattern in which the cash flows from the intangible asset are generated. See "Note 24—Subsequent Events" for more information.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

6. Deferred Charges

	As at March 31,
	2014	2013
Deferred charges—cost, beginning of the year	$25,377	$23,566
Additions	11,696	3,248
Write-offs due to extinguishment of debt	(16,995)	—
Write-offs due to amendment and restatement of revolving credit facility	—	(1,437)

Deferred charges—cost, end of the year	20,078	25,377
Accumulated amortization, beginning of the year	(10,957)	(8,384)
Amortization during the year	(3,354)	(3,411)
Write-offs due to extinguishment of debt	8,873	—
Write-offs due to amendment and restatement of revolving credit facility	—	838

Accumulated amortization, end of the year	(5,438)	(10,957)

Net book value	$14,640	$14,420

Life in years	3 - 5	1 - 5

        The following table presents the amortization recognized as interest expense during each period reported:

Amortization expense by period:
March 31, 2014	$3,354
March 31, 2013	3,411
March 31, 2012	3,942

7. Debt

        At March 31, 2014 and 2013 the Company's debt consisted of the following:

	As at March 31
	2014	2013
8.875% Senior Notes due 2018	$—	$643,790
6.50% Senior Notes due 2019	575,000	—
Revolving credit facilities	119,500	65,000

	694,500	708,790
Less: portion classified as current	(119,500)	(65,000)

	$575,000	$643,790

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

7. Debt (Continued)

Senior Notes due 2019

        On March 17, 2014, Niska Partners completed the private placement of senior unsecured notes due 2019 (the "6.50% Senior Notes"). The 6.50% Senior Notes were issued through Niska Gas Storage Finance Corp. and Niska Gas Storage Canada ULC (together, the "Issuers"). Net proceeds from the offering of approximately $563.3 million, after deducting underwriters' discounts and fees, along with borrowings under our asset-based revolving credit facility, were used to redeem the $643.8 million outstanding principal amount of the Company's 8.875% Senior Notes due 2018. Including a call premium of approximately $28.6 million and the write-off of unamortized deferred financing costs of $8.1 million, the Company recognized a loss of $36.7 million, which was recorded as a loss on extinguishment of debt. These losses were measured based on the amount paid as well as on the carrying value of the redeemed 8.875% Senior Notes, which included unamortized debt issue costs on the dates of redemption. The related accrued interest paid were recorded in interest expense. Costs directly related to the issuance of the new Notes were capitalized as deferred charges and are amortized to interest expense over the term of the debt.

        During the year ended March 31, 2012, Niska Partners paid $158.0 million to repurchase 8.875% Senior Notes with a principal amount of $156.2 million on which the Company recognized losses of $4.9 million.

        The 6.50% Senior Notes are senior unsecured obligations which are: (1) effectively junior to Niska Partners' secured obligations to the extent of the value of the collateral securing such debt; (2) equal in right of payment with all existing and future senior unsecured indebtedness of the Company; and (3) senior in right of payment to any future subordinated indebtedness of Niska Partners. The 6.50% Senior Notes are fully and unconditionally guaranteed by Niska Partners and its direct and indirect subsidiaries on a senior unsecured basis, and are: (1) effectively junior to each guarantor's secured obligations; (2) equal in right of payment with all existing and future senior unsecured indebtedness of each guarantor and (3) senior in right of payment to any future subordinated indebtedness of each guarantor.

        Interest on the 6.50% Senior Notes is payable semi-annually on October 1 and April 1, commencing on October 1, 2014, and will mature on April 1, 2019. As of March 31, 2014, the estimated fair market value of the Notes was $570.7 million.

        Prior to October 1, 2016, the Company has the option to redeem up to 35% of the aggregate principal amount of the 6.50% Senior Notes using net cash proceeds from certain equity offerings at a price of 106.5% plus accrued and unpaid interest. The Company may also redeem all or a part of the 6.50% Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.25% during the twelve-month period beginning on October 1, 2016, 101.625% during the twelve-month period beginning on October 1, 2018 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date on the notes. The Company is not required to make mandatory redemptions or sinking fund payments with respect to the 6.50% Senior Notes.

        The indenture governing the 6.50% Senior Notes limits Niska Partners' ability to pay distributions in respect of, repurchasing or paying dividends on its membership interests (or other capital stock) or making other restricted payments. The limitation changes depending on a fixed charge coverage ratio,

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

7. Debt (Continued)

which is defined as the ratio of consolidated cash flow to fixed charges, each as defined in the indenture governing the 6.50% Senior Notes, and measured for the preceding four quarters.

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

        As of March 31, 2014, the fixed charge coverage ratio was 2.8 to 1.0 and the indenture governing the Notes would have permitted the Company to distribute approximately $207.1 million. The fixed charge coverage ratio was calculated on a pro-forma basis, taking into account the redemption of the 8.875% Senior Notes due 2018 as if the redemption had occurred on April 1, 2013. The indenture does not prohibit certain types or amounts of restricted payments, including a general basket of $75.0 million of restricted payments.

        The indenture governing the Notes contains certain other covenants that, among other things, limit Niska Partners and certain of its subsidiaries' ability to:

  •
  incur additional debt or issue certain capital stock;

  •
  pay dividends on, repurchase or make distributions in respect of our capital stock or repurchase or retire subordinated indebtedness;

  •
  make certain investments;

  •
  sell assets;

  •
  create liens;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

  •
  enter into certain transactions with our affiliates; and

  •
  permit restrictions on the ability of our subsidiaries to make distributions.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

7. Debt (Continued)

        The occurrence of events involving the Company or certain of its subsidiaries may constitute an event of default under the indenture. Such events include failure to pay interest, principal, or the premium on the notes when due; failure to comply with the merger, asset sale or change of control covenants; certain defaults on other indebtedness; and certain insolvency proceedings. In the case of an event of default, the holders of the notes are entitled to remedies, including the acceleration of payment of the notes by request of the holders of at least 25% in aggregate principal amount of the notes, and any action by the trustee to collect payment of principal, interest or premium in arrears.

        Upon the occurrence of a change of control together with a decrease in the ratings of the 6.50% Senior Notes by either Moody's or S&P by one or more gradations within 90 days of the change of control event, Niska Partners must offer to repurchase the Notes at 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

        The Niska Partners' ability to repurchase the 6.50% Senior Notes upon a change of control will be limited by the terms of its debt agreements, including its asset-based revolving credit facility. In addition, the Company cannot assure that it will have the financial resources to repurchase the Notes upon a change of control.

Revolving credit facilities

        On June 29, 2012, Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership, completed an amendment and restatement of its $400.0 million Credit Agreement (the "Credit Facilities"). These Credit Facilities provide for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of a U.S. revolving credit facility and a Canadian revolving credit facility. Subject to certain conditions, each of the U.S. revolving credit facility and the Canadian revolving credit facility may be expanded up to a total of $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at Niska Partners' option, in either U.S. or Canadian dollars. The revolving credit facilities mature on June 29, 2016. During the year ended March 31, 2013, a loss related to the amendment and restatement amounted to $0.6 million representing a portion of the deferred financing costs associated with the original agreement were written off.

        Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at prevailing market rates, which (1) in the case of U.S. dollar loans can be either fixed rate plus an applicable margin or, at the Company's option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers' acceptance rate plus an applicable margin or, at the Company's option, a prime rate plus an applicable margin. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of March 31, 2014, the borrowing base collateral totaled $396.4 million.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

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

        The $400 million Credit Agreement contains limitations on Niska Partners' ability to incur additional debt or to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are similar to those contained in the indenture governing the 6.50% Senior Notes, but contain certain substantive differences. As a result of these differences, the limitations on restricted payments contained in the Credit Agreement should be less restrictive than the limitations contained in the indenture. As of March 31, 2014, Niska Partners was in compliance with all covenant requirements under the 6.50% Senior Notes and the $400 million Credit Agreement.

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

(Thousands of U.S. dollars, except for per unit amounts)

7. Debt (Continued)

material events relating to pension plans, certain change of control events and other customary events of default.

        As of March 31, 2014, $119.5 million (March 31, 2013—$65.0 million) in borrowings, with a weighted average interest rate of 3.56% (March 31, 2013—3.69%), were outstanding under the Credit Facilities. Issued letters of credit amounted to $4.8 million and $3.3 million as of March 31, 2014 and 2013, respectively.

Restrictions

        Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the 6.50% Senior Notes and the $400.0 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners' subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of March 31, 2014.

        The Company's principal debt covenant is the fixed charge coverage ratio, which is included in both the Credit Facility and in the Indenture. When the fixed charge coverage ratio is less than 2.0 times, Niska Partners is restricted in its ability to issue new debt. When the fixed charge coverage ratio is below 1.75 to 1.0, the Company is restricted in its ability to pay distributions. At March 31, 2014, the fixed charge coverage ratio was 2.8 to 1.0.

8. Obligations Under Capital Lease

        The Company leases certain equipment under a lease arrangement for estimated future minimum lease payments of approximately $13.9 million. Niska Partners may purchase the assets after August 15, 2020 for an agreed portion of the acquisition cost. The present value of the minimum future lease payments is based on the total costs incurred by the lessor and has been reflected in the balance sheet as a current and a non-current obligation under capital lease. The underlying obligations are denominated in U.S. dollars, have an imputed interest rate of 3.08% and are owing through the lease maturity in August 2021.

        Following are the future principal and interest payments of obligations under capital lease as of March 31, 2014.

For the fiscal year ending:
March 31, 2015	$1,657
March 31, 2016	1,657
March 31, 2017	1,657
March 31, 2018	1,657
March 31, 2019	1,657
March 31, 2020 and thereafter	5,574
Less: Amount representing interest	(1,634)

$12,225

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

9. Accrued Liabilities

        Niska Partners' accrued liabilities consist of the following:

	As at March 31,
	2014	2013
Accrued gas purchases	$75,454	$14,213
Employee-related accruals	22,315	13,836
Accrued interest	2,037	2,845
Other accrued liabilities	11,312	8,946

	$111,118	$39,840

10. Asset Retirement Obligations

        Niska Partners' asset retirement obligations relate to plugging and abandonment of the storage facilities at the end of their estimated useful economic lives. At March 31, 2014, the estimated undiscounted cash flows required to settle the asset retirement obligations were approximately $54.1 million, calculated using an inflation rate of 2% per annum. The estimated liability at March 31, 2014 was $2.0 million after discounting the estimated cash flows at a rate of 8% per annum. At March 31, 2014, the expected timing of payment for settlement of the obligations is 43 years.

	Year ended March 31,
	2014	2013
Balance, beginning of the year	$2,007	$1,554
Additions	—	210
Accretion	107	197
Effect of foreign exchange translation	(139)	46

Balance, end of the year	$1,975	$2,007

11. Income Taxes

        The components of the Company's earnings (loss) before income taxes (benefits) follow:

	Year ended March 31,
	2014	2013	2012
Domestic	$16,844	$(493)	$72,270
Foreign	(36,057)	(62,050)	(257,729)

	$(19,213)	$(62,543)	$(185,459)

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

11. Income Taxes (Continued)

        Total income tax expense (benefit) differed from the amounts computed by applying the tax rate to earnings (loss) before income taxes as a result of the following:

	Year ended March 31,
	2014	2013	2012
Net earnings (loss) before taxes	$(19,213)	$(62,543)	$(185,459)
U.S. federal corporate statutory rate	35.00%	35.00%	35.00%

Expected tax	(6,725)	(21,890)	(64,911)
Earnings (loss) of non-taxable entities	(6,296)	1,377	(25,295)
Canadian statutory tax rate differences	3,559	6,145	22,768
Change in valuation allowance	(1,248)	(452)	(8,413)
Adjustments and assessments	(690)	(4,796)	(7,529)
Non-deductible expense related to asset impairment	—	—	59,304
Taxable capital gains	—	—	3,895
Non-deductible expenses and other	1,144	674	494

Income tax benefit	$(10,256)	$(18,942)	$(19,687)

        The Company is not a taxable entity in the United States. Income taxes on its income are the responsibility of individual unitholders and have accordingly not been recorded in the consolidated financial statements. Niska Partners has Canadian corporate subsidiaries, which are taxable corporations subject to income taxes, which are included in the consolidated financial statements.

        As at March 31, 2014, Niska Partners' Canadian subsidiaries had accumulated non-capital losses of approximately $76.2 million (March 31, 2013—$34.9 million) that can be carried forward and applied against future taxable income. These non-capital losses have resulted in deferred income tax assets of $18.4 million (March 31, 2013—$8.5 million). Additionally, Niska Partners' Canadian subsidiaries had recognized deferred income tax assets related to capital losses of $18.9 million at March 31, 2014 (March 31, 2013—$20.6 million). The capital losses represent $2.4 million (March 31, 2013—$2.6 million) of deferred tax assets, of which $2.4 million (March 31, 2013—$2.3 million) have been offset by valuation allowances due to the uncertainty of their realization. Of the total tax assets related to losses, $0.1 million will begin to expire at the end of 2029.

        For the year ended March 31, 2014, Niska Partners recognized $ nil (March 31, 2013—$ nil; March 31, 2012—$0.3 million) of potential interest and penalties associated with uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other foreign jurisdictions. The Company is subject to income tax examinations for the fiscal years ended 2006 through 2014 in most jurisdictions.

        Deferred income tax assets and liabilities reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

11. Income Taxes (Continued)

significant components of the deferred income tax liabilities and deferred income tax assets are presented below:

	As at March 31,
	2014	2013
Deferred income tax assets:
Risk management liabilities	$33,386	$8,904
Non-capital loss carry forwards	18,434	8,451
Deferred charges	6,890	1,166
Capital losses	2,358	2,577
Other	2,403	806

	63,471	21,904
Valuation allowance	(4,004)	(2,607)

Total deferred income tax assets	$59,467	$19,297

Deferred income tax liabilities:
Property, plant and equipment	$114,298	$114,148
Intangible assets	15,137	17,636
Partnership deferral income	37,499	11,007
Risk management assets	17,049	11,477
Other	535	267

Total deferred income tax liabilities	184,518	154,535

Net deferred income tax liabilities	$125,051	$135,238

        The classification of net deferred income tax liabilities recorded on the balance sheets is as follows:

	As at March 31,
	2014	2013
Deferred income tax liabilities:
Current	$5,678	$14,303
Long-term	119,373	120,935

	$125,051	$135,238

Uncertain Income Tax Positions

        When accounting for uncertainty in income taxes, a company recognizes a tax benefit in the financial statements for an uncertain tax position if management's assessment is that the position is "more likely than not" (i.e. a likelihood greater than fifty percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term "tax position" refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

11. Income Taxes (Continued)

        The following table indicates the changes to the Company's unrecognized tax benefits for the years ended March 31, 2014 and 2013. The term "unrecognized tax benefits" refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. Interest and penalties are not included.

	As at March 31,
	2014	2013
Balance at April 1,	$1,160	$3,267
Additions based on tax positions taken in the current year	375	—
Additions (reductions) based on tax positions taken in a prior year	200	(1,411)
Settlements with taxing authorities in the current year	—	(696)

Balance at March 31,	$1,735	$1,160

        Substantially all of the $1.7 million of unrecognized tax benefits at March 31, 2014, would have an impact on the effective tax rate if subsequently recognized.

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

(Thousands of U.S. dollars, except for per unit amounts)

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

        To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To be in compliance with its risk policy, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet ("Bcf"). As at March 31, 2014, 18.4 Bcf of natural gas inventory was offset, representing 97.2% of total current inventory. The volume of inventories as of March 31, 2014 and 2013 which were economically hedged using each type of contract were as follows:

As at March 31,
	2014	2013
Forwards	(1.4 Bcf)	1.6 Bcf
Futures	20.1 Bcf	14.1 Bcf
Swaps	(0.3 Bcf)	10.0 Bcf
Options	—	—

	18.4 Bcf	25.7 Bcf

Counterparty credit risk

        Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and the Company's ability to take ownership of customer-owned natural gas stored in its facilities in the event of non-payment. During the year ended March 31, 2014, doubtful accounts expense of $0.4 million was recognized as an offset to optimization revenue as a result of doubtful accounts on trade accounts receivable as of March 31, 2014 (March 31, 2013—$nil).

        The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes based on its credit policies, that the Company's financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Although the Company relies on a few counterparties for a significant portion of its revenues (Note 23), one counterparty, making up 56%, 28% and 40% of total revenue during the years ended March 31, 2014, 2013 and 2012, is a physical natural gas clearing and settlement facility which requires counterparties to post margin deposits which reduces the risk of default.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

12. Risk Management Activities and Financial Instruments (Continued)

        Exchange traded futures and options comprise approximately 68.6% of Niska Partners' commodity risk management assets at March 31, 2014. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners' account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

        Included in the fair value of energy contracts at March 31, 2014 and 2013 are one to five year contracts to sell natural gas to customers in retail markets. Niska Partners has recorded reduction in the fair value of these contracts of $nil million at March 31, 2014 (March 31, 2013—$1.0 million), representing an estimate of the expected credit exposure from these counterparties over their contractual lives.

Interest rate risk

        The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At March 31, 2014, the Company was exposed to interest rate risk resulting from its variable rate revolving credit facilities, which can be drawn up to $400.0 million. At March 31, 2014, $119.5 million was outstanding on the credit facilities and Niska Partners had exposure to interest rate fluctuations.

        Niska Partners had no interest rate swap or swaption agreements at March 31, 2014 and March 31, 2013.

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

Foreign currency risk

        Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners' Canadian subsidiaries conduct a portion of their activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the U.S. dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. Niska Partners enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps as at March 31, 2014 was $13.0 million (March 31, 2013—$84.0 million). These contracts expire on various dates between April 2014 and June 2016. Niska Partners did not elect hedge accounting treatment and therefore changes in fair value are recorded directly into earnings under the optimization revenue caption of the statements of earnings (loss) and comprehensive income (loss).

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

13. Fair Value Measurements

        The following table shows the fair values of the Company's risk management assets and liabilities:

As at March 31, 2014	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$18,939	$2,010	$20,949
Long-term risk management assets	4,260	546	4,806
Short-term risk management liabilities	(18,945)	(160)	(19,105)
Long-term risk management liabilities	(12,209)	—	(12,209)

	$(7,955)	$2,396	$(5,559)

As at March 31, 2013	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$20,383	$776	$21,159
Long-term risk management assets	6,593	—	6,593
Short-term risk management liabilities	(19,792)	(213)	(20,005)
Long-term risk management liabilities	(4,477)	(97)	(4,574)

	$2,707	$466	$3,173

        Information about the Company's risk management assets and liabilities that had netting or rights of offset arrangements are as follows:

As at March 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$113,175	$(89,976)	$23,199	$(15,101)	$8,098
Currency derivatives	2,851	(295)	2,556	(2,556)	—

Total assets	116,026	(90,271)	25,755	(17,657)	8,098

Liabilities
Commodity derivatives	121,130	(89,976)	31,154	(21,705)	9,449
Currency derivatives	455	(295)	160	(160)	—

Total liabilities	121,585	(90,271)	31,314	(21,865)	9,449

Net	$(5,559)	$—	$(5,559)	$4,208	$(1,351)

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

13. Fair Value Measurements (Continued)

As at March 31, 2013	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$88,682	$(61,706)	$26,976	$(15,030)	$11,946
Currency derivatives	881	(105)	776	(776)	—

Total assets	89,563	(61,811)	27,752	(15,806)	11,946

Liabilities
Commodity derivatives	85,975	(61,706)	24,269	(16,861)	7,408
Currency derivatives	415	(105)	310	(164)	146

Total liabilities	86,390	(61,811)	24,579	(17,025)	7,554

Net	$3,173	$—	$3,173	$1,219	$4,392

        The following amounts represent the Company's expected realization into earnings for derivative instruments, based upon the fair value of these derivatives as of March 31, 2014:

Fiscal year ending March 31,	Energy Contracts	Currency Contracts	Total
2015	$(6)	$1,850	$1,844
2016 and beyond	(7,949)	546	(7,403)

	$(7,955)	$2,396	$(5,559)

        Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Year ended March 31,
	2014	2013	2012	Classification
Energy contracts
Realized	$(78,778)	$41,304	$59,264	Optimization, net
Unrealized	(10,662)	(90,641)	77,132	Optimization, net
Currency contracts
Realized	3,177	1,377	(6,064)	Optimization, net
Unrealized	1,930	790	6,027	Optimization, net

	$(84,333)	$(47,170)	$136,359

        The carrying amount of cash and cash equivalents, margin deposits, trade receivables, accrued receivables, trade payables and accrued liabilities reported on the consolidated balance sheet approximate fair value.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

13. Fair Value Measurements (Continued)

        Fair values have been determined as follows for the Company's financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis as of March 31, 2014 and 2013:

As at March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$23,199	$—	$23,199
Currency derivatives	—	2,556	—	2,556

Total assets	$—	$25,755	$—	$25,755

Liabilities
Commodity derivatives	$—	$31,154	$—	$31,154
Currency derivatives	—	160	—	160
Long-term debt	—	570,700	—	570,700

Total liabilities	$—	$602,014	$—	$602,014

As at March 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$26,976	$—	$26,976
Currency derivatives	—	776	—	776

Total assets	$—	$27,752	$—	$27,752

Liabilities
Commodity derivatives	$—	$24,269	$—	$24,269
Currency derivatives	—	310	—	310
Long-term debt	—	669,500	—	669,500

Total liabilities	$—	$694,079	$—	$694,079

        The Company's financial assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2. The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach. The key inputs used in Niska Partners' valuation models include transaction-specific details such as notional volumes, contract prices, and contract terms as well as forward market prices and basis differentials for natural gas obtained from third-party service providers (typically the New York Mercantile Exchange, or NYMEX). There were no changes in Niska Partners' approach to determining fair value and there were no transfers out of Level 2 during the three-year period ended March 31, 2014.

        The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are supported by observable market transactions when available.

        In accordance with authoritative guidance, non-financial assets and liabilities could be remeasured at fair value on a non-recurring basis. As of March 31, 2014 and 2013, there were no non-financial assets and liabilities recorded at fair value.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Members' Equity

Equity restructuring

        As described in Note 1, the Company completed an equity restructuring on April 2, 2013 to eliminate its subordinated units and previous IDRs in exchange for new IDRs. This was accounted for as an exchange of equity between the subordinated unitholder and the Managing Member.

Distribution Reinvestment Plan

        Niska Partners filed a registration statement with the SEC to authorize the issuance of up to 7,500,000 common units in connection with a distribution reinvestment plan ("DRIP"). The DRIP provides unitholders of record and beneficial owners of common units a voluntary means by which unitholders can increase the number of common units owned by reinvesting the quarterly cash distributions unitholders would otherwise receive in the purchase of additional common units. This registration statement became effective on July 31, 2013. Common units purchased under the DRIP will come from the Company's authorized but unissued common units or from common units purchased on the open market.

        During the year ended March 31, 2014, Unitholders, substantially all of which were represented by the Carlyle/Riverstone Funds, elected to participate in the DRIP and were issued 1,252,815 common units in lieu of receiving cash distributions of $18.3 million.

At-The-Market Program

        On October 30, 2013, Niska Partners filed a prospectus supplement with the SEC to authorize an At-The-Market program which allows the issuance of up to $75.0 million in additional common units. The units will be issued pursuant to the Company's Shelf Registration Statement on Form S-3. As of March 31, 2014, the Company had not yet issued any units under this registration statement.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Members' Equity (Continued)

Summary of changes in Managing Member, Common, and Subordinated units:

        The following is a reconciliation of units outstanding for the period indicated:

	Common Unitholders	Subordinated Unitholders	Total
Units outstanding at March 31, 2011	33,804,745	33,804,745	67,609,490
Units issued August 24, 2011	687,500	—	687,500

Units outstanding at March 31, 2012 and 2013	34,492,245	33,804,745	68,296,990
Subordinated units cancelled April 2, 2013	—	(33,804,745)	(33,804,745)
Units issued under the DRIP	1,252,815	—	1,252,815

Units outstanding at March 31, 2014	35,745,060	—	35,745,060

        On August 24, 2011, the Company completed the issuance and sale 687,500 common units at a price of $16.00 per unit to Sponsor Holdings. Total proceeds of $11.0 million were used to reduce amounts owing under the 8.875% Senior Notes.

Managing Member units

        The managing member units are held by Niska Gas Storage Management LLC, (the "Managing Member" or the "Manager"), which has a 1.91% managing member interest in Niska Partners. The operating agreement provides that the managing member interest entitles the manager the right to receive distributions of Available Cash (as defined in the operating agreement) each quarter.

        The Manager has sole responsibility for conducting the Company's business and for managing its operations. Pursuant to the operating agreement, the manager has delegated the power to conduct Niska Partners' business and manage its operations to the Company's board of directors, all of the members of which are appointed by the manager.

        The Manager has agreed not to withdraw voluntarily prior to March 31, 2020 subject to certain conditions outlined in the operating agreement. Prior to that time, the manager may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units, voting together as a single class, including units held by the manager and its affiliates. Any removal of the manager is also subject to the approval of a successor manager by the vote of the holders of a majority of the outstanding common units and notional subordinated units, voting as separate classes. The ownership of more than 33 1/3% of the outstanding units by the manager and its affiliates gives them the ability to prevent the manager's removal. At March 31, 2014, Sponsor Holdings, which is an affiliate of the manager, owned approximately 51.04% of the outstanding common and 100% of the notional subordinated units. At any time, the owners of the manager may sell or transfer all or part of their ownership interests in the manager to an affiliate or a third-party without the approval of the unitholders.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Members' Equity (Continued)

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

Subordinated units

        All of the subordinated units were held by Sponsor Holdings.

        On April 2, 2013, the Company completed an equity restructuring which permanently eliminated Niska Partners' subordinated units and previous incentive distribution rights in return for the new IDRs. However, for a period of five years, and provided that the Carlyle/Riverstone Funds continue to own a majority of both the managing member and the new IDRs, the Carlyle/Riverstone Funds will be deemed to own 33.8 million "Notional Subordinated Units" in connection with votes to remove and replace the managing member. These Notional Subordinated Units are not entitled to distributions, but preserve the Carlyle/Riverstone Fund's voting rights with respect to removal of the managing member.

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

(Thousands of U.S. dollars, except for per unit amounts)

14. Members' Equity (Continued)

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

        The Plans are administered by the Compensation Committee of the Board of Directors. The Plans currently permit the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units. As of March 31, 2014, 1,483,708 units (March 31, 2013—2,045,693 units) were available for grant.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Members' Equity (Continued)

        The following tables summarize the Company's Phantom Units outstanding and nonvested Phantom Units as of March 31, 2014:

	Number of Time- Based Units	Number of Performance- Based Units	Total Units
Phantom Units outstanding—March 31, 2013	624,518	307,489	932,007
Granted	219,018	219,018	438,036
Exercised	(61,498)	(61,498)	(122,996)
Forfeited	(24,718)	(23,719)	(48,437)
Distribution equivalent rights	78,040	45,910	123,950

Phantom Units outstanding—March 31, 2014	835,360	487,200	1,322,560

	Number of Time- Based Units	Number of Performance- Based Units	Total Units
Nonvested Phantom Units—March 31, 2013	563,020	245,991	809,011
Granted	219,018	219,018	438,036
Vested	(368,502)	(174,436)	(542,938)
Forfeited	(24,718)	(23,719)	(48,437)
Distribution equivalent rights	78,040	45,910	123,950

Nonvested Phantom Units—March 31, 2014	466,858	312,764	779,622

        As of March 31, 2014, there was $5.9 million of total unrecognized compensation cost related to nonvested Phantom Units granted that were subject to both time and performance conditions. That cost was expected to be recognized of over the next two years.

        Information on weighted average unit price at grant date and number of Phantom Units granted follows:

	Year ended March 31,
	2014	2013	2012
Weighted average price per unit at grant date	$12.68	$9.99	$21.95
Number of Phanton Units Granted	438,036	695,349	518,425

        Unit-based compensation costs for the year ended March 31, 2014 were $11.2 million (March 31, 2013—$7.0 million; March 31, 2012—$0.5 million). Cash paid to employees who exercised their Phantom Units for the years ended March 31, 2014, 2013 and 2012 was $2.3 million, $ nil and $ nil, respectively.

Incentive distribution rights

        IDRs are a separate interest and represent participating securities. The new IDRs entitle the Carlyle/Riverstone Funds to receive 48% of any quarterly cash distributions after Niska Partners' common unitholders have received the full minimum quarterly distribution ($0.35 per unit) for each

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Members' Equity (Continued)

quarter plus any arrearages from prior quarters (of which there are currently none). The previous incentive distribution rights entitled the Carlyle/Riverstone Funds to receive increasing percentages (ranging from 13% to 48%) of incremental cash distributions after the unitholders (both common and subordinated) exceeded quarterly distributions ranging from $0.4025 per unit to $0.5250 per unit. To date, the Company has not made any payments with respect to the previous incentive distribution rights or the new IDRs.

        Within 45 days after the end of each quarter Niska Partners may make cash distributions to the members of record on the applicable record date. Niska Partners distributed $52.3 million and $51.3 million to the holders of common units and the Managing Member during the years ended March 31, 2014 and 2013, respectively.

Earnings per unit

        Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown below. Net earnings (loss) for the year ended March 31, 2014, after the allocation to Managing Member's interest, was only attributable to common unitholders as a result of cancellation of the Company's subordinated units at the beginning of the current fiscal year. The cancellation of subordinated units has not impacted the prior-period calculation of earnings per unit.

	Year ended March 31,
	2014	2013	2012
Numerator:
Net earnings (loss) attributable to Niska Partners	$(8,957)	$(43,601)	$(165,772)
Less:
Managing Member's interest	171	863	3,283

Net earnings (loss) attributable to common and subordinated unitholders	$(8,786)	$(42,738)	$(162,489)

Denominator:
Basic:
Weighted average units outstanding	34,941,036	68,296,990	68,010,532
Diluted:
Weighted average units outstanding	34,941,036	68,296,990	68,010,532
Earnings (loss) per unit allocated to common unitholders—basic and diluted	$(0.25)	$(0.63)	$(2.39)

Earnings (loss) per unit allocated to subordinated unitholders—basic and diluted	$—	$(0.63)	$(2.39)

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

15. Revenues

        Niska Partners' fee-based revenue consists of the following:

	Year ended March 31
	2014	2013	2012
Long-term contract revenue	$83,940	$108,615	$116,244
Short-term contract revenue	51,416	54,710	29,809

	$135,356	$163,325	$146,053

        Optimization, net consists of the following:

	Year ended March 31,
	2014	2013	2012
Realized optimization, net	$85,372	$89,525	$62,735
Unrealized risk management (loss) gains (Notes 12 and 13)	(8,732)	(89,874)	83,193
Write-down of inventory	(4,600)	(22,281)	(23,400)

	$72,040	$(22,630)	$122,528

16. Interest

        The following table presents a reconciliation of interest expense:

	Year ended March 31,
	2014	2013	2012
Gross interest	$62,961	$66,527	$74,765
Deferred charges amortization	3,354	3,411	3,942
Capitalized interest	—	(2,928)	(4,077)

	$66,315	$67,010	$74,630

17. Loss on extinguishment of debt

        Loss on extinguishment of debt consists of the following:

	Year ended March 31,
	2014	2013	2012
Premiums paid on redemption / repurchase of 8.875% Senior Notes	$28,572	$—	$1,770
Deferred charges written off	8,125	599	3,091

	$36,697	$599	$4,861

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

18. Related Party Transactions

        There were no amounts owing to or from related parties as at March 31, 2014 and 2013.

        During the year ended March 31, 2014, Niska Partners recognized management fees amounting $0.2 million (March 31, 2013—$0.2 million; March 31, 2012—$0.9 million). Management fees are charged, on an arms-length basis, to affiliated entities for certain administrative services rendered and are recorded as a reduction of general and administrative costs.

        During the year ended March 31, 2014, the Carlyle/Riverstone Funds elected to participate in the DRIP and were issued 1,252,810 common units in lieu of receiving cash distributions of $18.3 million.

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

        On August 24, 2011, the Company completed the issuance and sale of 687,500 common units at a price of $16.00 per unit to Sponsor Holdings. Total proceeds of $11.0 million were used to reduce amounts owing under the 8.875% Senior Notes.

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

Commitments

        Niska Partners has entered into non-cancelable operating leases for office space, leases for land use rights at its operating facilities, storage capacity at other facilities, equipment, and vehicles used in its operations. The remaining lease terms expire between April 2014 and August 2056 and provide for the payment of taxes, insurance and maintenance by the lessee. A renewal option exists on the office space lease to extend the term for another five years, exercisable prior to the termination of the original lease.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

19. Commitments and Contingencies (Continued)

        The related future minimum lease payments at March 31, 2014 were as follows:

For the fiscal year ending:	Operating leases
2015	$11,837
2016	8,937
2017	8,483
2018	6,142
2019	5,512
2020 and thereafter	183,151

Total minimum lease payments	$224,062

        The minimum lease payments disclosed in the above table have not been reduced by the total of minimum rentals to be received in the future under non-cancelable subleases as of March 31, 2014 of $2.6 million. Consolidated lease and rental expense, net of sublease recoveries of $0.9 million, amounted to $11.9 million for the year ended March 31, 2014 (March 31, 2013—$11.2 million; March 31, 2012—$14.9 million). During the year ended March 31, 2014, lease and rental expense included contingent rent amounting to $0.4 million (March 31, 2013—$0.3 million; March 31, 2012—$0.7 million). Where applicable, contingent rent is due whenever a certain percentage of revenue exceeds minimum lease costs.

        Purchase obligations arising as a result of forward purchase contracts in place at March 31, 2014 were as follows:

For the fiscal year ending:	Unconditional purchase obligations
2015	$2,783,323
2016	278,380
2017	65,873
2018	241,193
2019	1,477
2020 and thereafter	—

Total future purchase commitments	$3,370,246

        Purchase obligations consisted of forward physical and financial commitments related to future purchases of natural gas. As the Company economically hedges substantially all of its natural gas purchases, there are forward sales that offset these commitments that are not included in the above table. As at March 31, 2014, forward physical and financial sales for all future periods totaled $3,361.1 million.

        As at March 31, 2014, the Company had $4.8 million of issued and outstanding letters of credit to various counterparties to support natural gas purchase commitments.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

20. Changes in Non-Cash Working Capital

        Changes in non-cash working capital include:

	Year ended March 31,
	2014	2013	2012
Margin deposits	$(14,137)	$(39,174)	$99,804
Trade receivables	(3,383)	(286)	(45)
Accrued receivables	(44,459)	(40,203)	9,938
Natural gas inventory	3,676	125,042	(120,563)
Prepaid expenses and other current assets	358	(1,527)	2,669
Other assets	(807)	(1,105)	(1,637)
Trade payables	(149)	645	(316)
Accrued liabilities	68,108	8,456	(53,036)
Income taxes	8	(693)	(579)
Deferred revenue	5,468	(10,667)	6,498
Due from related party	(10)	1,164	732
Other long-term liabilities	360	381	115

Net changes in non-cash working capital	$15,033	$42,033	$(56,420)

        During the year ended March 31, 2013, changes in non-cash working capital include the receipt of proceeds of $32.6 million (March 31, 2014—$ nil; March 31, 2012—$ nil) from sales of cushion. The Company included such proceeds in cash flows from operations since the predominant source of cash flows for natural gas purchases and sales are operating in nature.

21. Supplemental Cash Flow Disclosures

	Year ended March 31,
	2014	2013	2012
Interest paid	$63,769	$67,408	$75,375
Taxes paid (received)	73	(722)	988
Interest capitalized	—	2,928	4,077
Non-cash investing activities:
Non-cash (decrease) increase in working capital related to property, plant and equipment	$(2,426)	$(8,605)	$11,296
Non-cash transfer of natural gas inventory to property, plant and equipment	15,264	—	—
Non-cash financing activities:
Non-cash distributions and reinvestments	18,270	—	—

22. Segment Disclosures

        The Company's process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

22. Segment Disclosures (Continued)

        Niska Partners operates along functional lines in its commercial, engineering, and operations teams for operations in Alberta, Northern California, and the U.S. Midcontinent. All functional lines and facilities offer the same services: fee-based revenue, and optimization. The Company has a small marketing business which is an extension of the Company's proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third party customers. All services are delivered using reservoir storage. The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, before unrealized risk management gains and losses. The Company has aggregated its operating segments into one reportable segment as at March 31, 2014 and 2013 and for each of the three years ended March 31, 2014.

        Information pertaining to the Company's short term and long term contract services and net optimization revenues is presented on the consolidated statements of earnings (loss) and comprehensive income (loss). All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, and local distribution companies, and municipal energy consumers. Revenues are primarily attributed to the geographic area based on where services are provided or the natural gas is sold.

        The following tables summarize the net revenues and assets by geographic area:

	Year ended March 31,
	2014	2013	2012
Net realized revenues
U.S.	$57,628	$70,161	$70,928
Canada	158,500	160,408	114,460
Net unrealized revenues
U.S.	142	(37,139)	30,489
Canada	(8,874)	(52,735)	52,704
Inter-entity
U.S.	—	—	—
Canada	—	—	—

	$207,396	$140,695	$268,581

Long-lived assets (at year-end)
U.S.	$397,331	$411,420
Canada	839,917	858,604

	$1,237,248	$1,270,024

23. Economic Dependence

        Niska Partners' exposure to the volume of business transacted with a natural gas clearing and settlement facility is described in Note 12. While the clearing and settlement facility is its direct counterparty, its risk exposure to dependence on this counterparty is mitigated through the large

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

23. Economic Dependence (Continued)

number of members of the clearing and settlement facility who create the demand for these transactions.

        During fiscal 2014, Niska Partners did not have any other customers comprise greater than 10% of total gross revenue (2013—none, 2012—none).

24. Subsequent Events

Execution of new Storage Agreement

        On May 1, 2014, the Company and its largest volumetric customer, TransCanada Gas Storage Partnership ("TransCanada"), executed a storage service agreement which replaced its pre-existing storage agreement which contained an option to terminate effective April 1, 2015. The previous agreement provided TransCanada with approximately 40 Bcf of storage capacity at the Company's AECO facility and had a term that extended to 2030. Either party had an option to terminate at the end of every five-year interval. TransCanada elected to terminate this agreement and entered into a new agreement which extends until 2020. The new agreement provides for an initial capacity of 40 Bcf which will be reduced to 20 Bcf on April 1, 2017. By terminating the prior agreement, TransCanada became obligated to make an early termination payment.

        As a result of the execution of the new contract, Niska Partners has revised the amortization of its intangible assets to reflect the new pattern in which the cash flows from the intangible assets, which is substantially in excess of the carrying value, are generated.

Distributions

        Subsequent to year-end Niska Partners declared and paid distributions to its common unitholders totaling $12.8 million. The Carlyle/Riverstone Funds reinvested all of their distributions and received an additional 445,144 common units through the DRIP in lieu of receiving cash distributions of $6.4 million.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

25. Quarterly Financial Data

        Quarterly results are influenced by the seasonal and other factors inherent in Niska Partners' business. The following table summarizes the quarterly financial data for the years ended March 31, 2014 and 2013:

	First Quarter (unaudited)	Second Quarter (unaudited)	Third Quarter (unaudited)	Fourth Quarter (unaudited)	Year ended March 31,
Fiscal 2014
Revenue, net	$57,189	$36,863	$25,847	$87,497	$207,396
Earnings (loss) before income taxes	$7,667	$(7,797)	$(19,718)	$635	$(19,213)
Net earnings (loss) and comprehensive income (loss)	$7,967	$(7,845)	$(13,409)	$4,330	$(8,957)
Earnings (loss) per unit	$0.23	$(0.22)	$(0.37)	$0.12	$(0.25)
Fiscal 2013
Revenue, net	$(2,787)	$24,545	$73,831	$45,106	$140,695
Earnings (loss) before income taxes	$(49,287)	$(22,115)	$9,877	$(1,018)	$(62,543)
Net earnings (loss) and comprehensive income (loss)	$(37,346)	$(15,397)	$10,419	$(1,277)	$(43,601)
Earnings (loss) per unit	$(0.54)	$(0.22)	$0.15	$(0.02)	$(0.63)

        The Company recognized loss on extinguishment of debt of $36.7 million and wrote down proprietary inventories by $4.6 million in the fourth quarter of fiscal 2014. During the first quarter of fiscal 2013, the Company wrote down proprietary inventories by $22.3 million.