Form 10-Q
period 2014-06-30
Niska Gas Storage Partners LLC
filed 2014-08-01
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

OR

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from         to

Commission file number: 001-34733

Niska Gas Storage Partners LLC

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	27-1855740 (I.R.S. Employer Identification number)

170 Radnor Chester Road, Suite 150 Radnor, PA (Address of principal executive offices)	19087 (Zip Code)

(484) 367-7432

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

As of July 31, 2014, there were 36,190,243 Common Units outstanding.

Cautionary Statement Regarding Forward-Looking Information

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which typically are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include changes in general economic conditions, competitive conditions in our industry, actions taken by third-party operators, processors and transporters, changes in the availability and cost of capital, operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control, the effects of existing and future laws and governmental regulations, the effects of future litigation, and certain factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, and those described  from time to time in our future reports filed with the Securities and Exchange Commission.

i

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2014	2013

Revenues:
Fee-based revenue	$42,754	$31,471
Optimization, net	12,623	25,718
	55,377	57,189
Expenses (income):
Operating	10,953	10,444
General and administrative	10,075	11,290
Depreciation and amortization	49,966	10,333
Interest	12,313	16,206
Foreign exchange (gains) losses	(50)	858
Other (income) expense	(16)	391

EARNINGS (LOSS) BEFORE INCOME TAXES	(27,864)	7,667
Income tax benefit	(8,892)	(300)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(18,972)	$7,967

Net earnings (loss) allocated to:

Managing Member	$(358)	$158
Common unitholders	$(18,614)	$7,809

Earnings (loss) per unit allocated to common unitholders — basic and diluted	$(0.52)	$0.23

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	June 30,	March 31,
	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$6,790	$7,704
Margin deposits	73,541	32,626
Trade receivables	2,175	5,760
Accrued receivables	34,806	150,628
Natural gas inventory	254,791	75,140
Prepaid expenses and other current assets	5,750	4,330
Short-term risk management assets	12,709	20,949
	390,562	297,137
Long-term assets
Property, plant and equipment, net of accumulated depreciation	874,126	908,274
Goodwill	245,604	245,604
Intangible assets, net of accumulated amortization	50,654	65,462
Deferred charges, net of accumulated amortization	13,741	14,640
Other assets	3,385	3,268
Long-term risk management assets	6,154	4,806
	1,193,664	1,242,054
TOTAL	$1,584,226	$1,539,191

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Revolving credit facilities	$204,500	$119,500
Current portion of obligations under capital lease	1,309	1,299
Trade payables	267	1,023
Current portion of deferred taxes	5,728	5,678
Deferred revenue	11,625	6,036
Accrued liabilities	107,941	111,118
Short-term risk management liabilities	14,210	19,105
	345,580	263,759
Long-term liabilities
Long-term risk management liabilities	11,363	12,209
Asset retirement obligations	2,056	1,975
Other long-term liabilities	1,160	1,809
Deferred income taxes	110,425	119,373
Obligations under capital lease	10,595	10,926
Long-term debt	575,000	575,000
	710,599	721,292
Members’ equity
Common units	254,127	279,604
Managing Member’s interest	273,920	274,536
	528,047	554,140
Commitments and contingencies (Note 2)
TOTAL	$1,584,226	$1,539,191

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	June 30,
	2014	2013

Operating Activities
Net earnings (loss)	$(18,972)	$7,967
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Unrealized foreign exchange (gains) losses	(125)	980
Deferred income tax benefit	(8,892)	(300)
Unrealized risk management losses (gains)	1,151	(20,118)
Depreciation and amortization	49,966	10,333
Deferred charges amortization	912	835
Gain on disposal of assets	(14)	—
Non-cash compensation expense	250	—
Changes in non-cash working capital	(101,172)	84,666
Net cash (used in) provided by operating activities	(76,896)	84,363

Investing Activities
Property, plant and equipment expenditures	(685)	(302)
Proceeds on sale of assets	14	—
Net cash used in investing activities	(671)	(302)

Financing Activities
Proceeds from revolver drawings	352,500	51,000
Revolver payments	(267,500)	(105,000)
Payments of deferred financing costs	(857)	—
Repayments of obligations under capital lease	(321)	(311)
Distributions to unitholders	(7,368)	(12,316)
Net cash provided by (used in) financing activities	76,454	(66,627)

Effect of translation on foreign currency cash and cash equivalents	199	(169)
Net (decrease) increase in cash and cash equivalents	(914)	17,265
Cash and cash equivalents, beginning of period	7,704	10,610
Cash and cash equivalents, end of period	$6,790	$27,875

Supplemental cash flow disclosures (Note 12)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

			Managing
	Common	Subordinated	Member
	Units	Units	Interest	Total

Balance, April 1, 2013	$321,642	$265,877	$9,858	$597,377

Cancellation of subordinated units	—	(265,877)	265,877	—

Net earnings (loss)	7,809	—	158	7,967

Distributions to unitholders	(14,649)	—	(296)	(14,945)

Balance, June 30, 2013	$314,802	$—	$275,597	$590,399

Balance, April 1, 2014	$279,604	$—	$274,536	$554,140

Net earnings (loss)	(18,614)	—	(358)	(18,972)

Distributions to unitholders	(13,493)	—	(263)	(13,756)

Issuance of common units	6,385	—	—	6,385

Non-cash compensation expense	245	—	5	250

Balance, June 30, 2014	$254,127	$—	$273,920	$528,047

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

1. Organization and Basis of Presentation

Organization

Niska Gas Storage Partners LLC (“Niska Partners” or the “Company”) is a publicly-traded Delaware limited liability company (NYSE:NKA) which independently owns and/or operates natural gas storage assets in North America. The Company operates the AECO Hub™, which consists of the Countess and Suffield gas storage facilities in Alberta, Canada and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Each of these facilities markets natural gas storage services in addition to optimizing storage capacity with proprietary gas purchases.

At June 30, 2014, Niska Partners had 36,190,243 common units outstanding. Of this amount, 18,690,199 common units are owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (collectively the “Carlyle/Riverstone Funds”), which include Niska Holdings, L.P. and Niska Sponsor Holdings Coopertief, U.A., along with a 1.89% Managing Member’s interest in the Company and all of the Company’s Incentive Distribution Rights (“IDRs”). Including all of the common units owned by the Carlyle/Riverstone Funds, along with the 1.89% Managing Member’s interest, the Carlyle/Riverstone Funds have a 52.56% ownership interest in the Company excluding the IDRs, which are a variable interest. The remaining 17,500,044 common units, representing a 47.44% ownership interest excluding the IDRs, were owned by the public.

Basis of Presentation

The accounting  policies applied in these unaudited interim financial statements are consistent with the policies applied in the consolidated financial statements of Niska Partners and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except for the balance sheet at March 31, 2014 which is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of June 30, 2014, the results of Niska Partners’ operations and its cash flows for the three months ended June 30, 2014 and 2013. The results of operations for the three months ended June 30, 2014 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2015.  The optimization of proprietary gas purchases is seasonal with the majority of the revenues and costs associated with the physical sale of proprietary gas generally occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), the unaudited consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the consolidated financial statements of Niska Partners and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

3. Debt

Niska Partners’ debt obligations consist of the following:

	June 30,	March 31,
	2014	2014

Senior Notes due 2019	$575,000	$575,000
Revolving credit facilities	204,500	119,500
Total	779,500	694,500
Less portion classified as current	(204,500)	(119,500)
	$575,000	$575,000

Senior Notes due 2019

In March 2014, Niska Partners completed the private placement of senior unsecured notes due 2019 (the “6.50% Senior Notes”) through its subsidiaries Niska Gas Storage Finance Corp. and Niska Gas Storage Canada ULC (together, the “Issuers”). The 6.50% Senior Notes are senior unsecured obligations which are: (1) effectively junior to Niska Partners’ secured obligations to the extent of the value of the collateral securing such debt; (2) equal in right of payment with all existing and future senior unsecured indebtedness of the Company; and (3) senior in right of payment to any future subordinated indebtedness of Niska Partners. The 6.50% Senior Notes are fully and unconditionally guaranteed by Niska Partners and its direct and indirect subsidiaries on a senior unsecured basis, and are: (1) effectively junior to each guarantor’s secured obligations; (2) equal in right of payment with all existing and future senior unsecured indebtedness of each guarantor and (3) senior in right of payment to any future subordinated indebtedness of each guarantor.

Interest on the 6.50% Senior Notes is payable semi-annually on October 1 and April 1, commencing on October 1, 2014, and will mature on April 1, 2019. As of June 30, 2014, the estimated fair market value of the Notes was $557.8 million.

Prior to October 1, 2016, the Company has the option to redeem up to 35% of the aggregate principal amount of the 6.50% Senior Notes using net cash proceeds from certain equity offerings at a price of 106.5% plus accrued and unpaid interest. The Company may also redeem all or a part of the 6.50% Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.25% during the twelve-month period beginning on October 1, 2016, 101.625% during the twelve-month period beginning on October 1, 2018 and at any time thereafter at par, plus accrued and unpaid interest. The Company is not required to make mandatory redemptions or sinking fund payments with respect to the 6.50% Senior Notes.

The indenture governing the 6.50% Senior Notes limits Niska Partners’ ability to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. The limitation changes depending on a fixed charge coverage ratio, which is defined as the ratio of consolidated cash flow to fixed charges, each as defined in the indenture governing the 6.50% Senior Notes, and measured for the preceding four quarters.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

3. Debt (continued)

Senior Notes due 2019 (continued)

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

As of June 30, 2014, the fixed charge coverage ratio was 3.2 to 1.0 and the indenture governing the Notes would have permitted the Company to distribute approximately $372.4 million. The fixed charge amount used in the calculation of fixed charge coverage ratio was calculated on a pro-forma basis, taking into account the redemption of the 8.875% Senior Notes due 2018 as if the redemption had occurred on April 1, 2013. The indenture does not prohibit certain types or amounts of restricted payments, including a general basket of $75.0 million of restricted payments.

The indenture governing the Notes contains certain other covenants that, among other things, limit Niska Partners and certain of its subsidiaries’ ability to:

•                  incur additional debt or issue certain capital stock;

•                  pay dividends on, repurchase or make distributions in respect of its capital stock or repurchase or retire subordinated indebtedness;

•                  make certain investments;

•                  sell assets;

•                  create liens;

•                  consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;

•                  enter into certain transactions with its affiliates; and

•                  permit restrictions on the ability of its subsidiaries to make distributions.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

3. Debt (continued)

Senior Notes due 2019 (continued)

Upon the occurrence of a change of control together with a decrease in the ratings of the 6.50% Senior Notes by either Moody’s or S&P by one or more gradations within 90 days of the change of control event, Niska Partners must offer to repurchase the Notes at 101% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The Company’s ability to repurchase the 6.50% Senior Notes upon a change of control will be limited by the terms of its debt agreements, including its asset-based revolving credit facility. In addition, the Company cannot assure that it will have the financial resources to repurchase the Notes upon a change of control.

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

As of June 30, 2014, $204.5 million in borrowings, with a weighted average interest rate of 3.46% (March 31, 2014 - $119.5 million of borrowings had a weighted average interest rate of 3.56%), were outstanding under the credit facilities. Amounts committed in support of letters of credit totaled $5.4 million at June 30, 2014 (March 31, 2014 - $4.8 million). Any borrowings under the $400 million Credit Agreement are classified as current.

The Credit Agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of June 30, 2014, the borrowing base collateral totaled $408.3 million.

The $400 million Credit Agreement contains limitations on Niska Partners’ ability to incur additional debt or to pay distributions in respect of, repurchase or pay distributions on its membership interests (or other capital stock) or make other restricted payments. These limitations are similar to those contained in the indenture governing the 6.50% Senior Notes, but contain certain substantive differences.  As a result of these differences, the limitations on restricted payments contained in the Credit Agreement should be less restrictive than the limitations contained in the indenture.  As of June 30, 2014, Niska Partners was in compliance with all covenant requirements under the indenture governing the 6.50% Senior Notes and the $400 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the 6.50% Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners and have no restricted assets as of June 30, 2014.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

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

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At June 30, 2014, 57.9 Bcf of natural gas inventory was offset with financial contracts, representing 98.9% of total inventory. As of June 30, 2014 and March 31, 2014, the volumes of inventories which were economically hedged using each type of contract were:

	June 30,	March 31,
	2014	2014

Forwards	0.3 Bcf	(1.4 Bcf)
Futures	57.9 Bcf	20.1 Bcf
Swaps	(0.3 Bcf)	(0.3 Bcf)
Options	—	—
	57.9 Bcf	18.4 Bcf

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers.  Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment.  For the three months ended June 30, 2014 and 2013, no doubtful accounts expense was recognized as a result of receivables deemed to be uncollectible. It is management’s opinion that allowance for doubtful accounts of $ nil and $0.4 million were required as of June 30, 2014 and March 31, 2014, respectively, on the Company’s accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Credit risk is assessed prior to transacting with any counterparty and each counterparty is required to maintain an investment grade rating, provide a parental guarantee from an investment grade parent, or provide an alternative method of financial assurance (letter of credit, cash, etc.) to support proposed transactions. In addition, the Company’s tariffs contain provisions that permit it to take title to a customer’s inventory should the customer’s account remain unpaid for an extended period of time. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 64.0% and 42.6% of gross revenues for the three months ended June 30, 2014 and 2013, respectively, is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default.

Exchange traded futures and options comprise approximately 57.5% of Niska Partners’ commodity risk management assets at June 30, 2014. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At June 30, 2014, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $204.5 million was drawn.

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

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the U.S. dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows exceed Canadian currency inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at June 30, 2014 was $32.5 million (March 31, 2014 - $13.0 million). These contracts expire on various dates from July 1, 2014 through June 1, 2016. Niska Partners has not elected hedge accounting treatment, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at June 30, 2014 and March 31, 2014:

	Energy	Currency
June 30, 2014	Contracts	Contracts	Total

Short-term risk management assets	$11,340	$1,369	$12,709
Long-term risk management assets	6,056	98	6,154
Short-term risk management liabilities	(14,210)	—	(14,210)
Long-term risk management liabilities	(11,363)	—	(11,363)
	$(8,177)	$1,467	$(6,710)

	Energy	Currency
March 31, 2014	Contracts	Contracts	Total

Short-term risk management assets	$18,939	$2,010	$20,949
Long-term risk management assets	4,260	546	4,806
Short-term risk management liabilities	(18,945)	(160)	(19,105)
Long-term risk management liabilities	(12,209)	—	(12,209)
	$(7,955)	$2,396	$(5,559)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Information about the Company’s risk management assets and liabilities that had netting or rights of offset arrangements are as follows:

June 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$81,910	$(64,514)	$17,396	$(9,912)	$7,484
Currency derivatives	1,645	(178)	1,467	(940)	527
Total assets	83,555	(64,692)	18,863	(10,852)	8,011
Liabilities
Commodity derivatives	90,087	(64,514)	25,573	(17,610)	7,963
Currency derivatives	178	(178)	—	—	—
Total liabilities	90,265	(64,692)	25,573	(17,610)	7,963

Net	$(6,710)	—	$(6,710)	$6,758	$48

March 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$113,175	$(89,976)	$23,199	$(15,101)	$8,098
Currency derivatives	2,851	(295)	2,556	(2,556)	—
Total assets	116,026	(90,271)	25,755	(17,657)	8,098
Liabilities
Commodity derivatives	121,130	(89,976)	31,154	(21,705)	9,449
Currency derivatives	455	(295)	160	(160)	—
Total liabilities	121,585	(90,271)	31,314	(21,865)	9,449

Net	$(5,559)	$—	$(5,559)	$4,208	$(1,351)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

The Company expects to recognize risk management assets and liabilities outstanding at June 30, 2014 into net earnings and comprehensive income in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total

Fiscal year ending March 31, 2015	$(3,176)	$919	$(2,257)
Fiscal year ending March 31, 2016	(469)	548	79
Fiscal year ending March 31, 2017	709	—	709
Thereafter	(5,241)	—	(5,241)
	$(8,177)	$1,467	$(6,710)

Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended
	June 30,
	2014	2013	Classification

Energy contracts
Realized	$4,765	$(6,342)	Optimization, net
Unrealized	(222)	19,090	Optimization, net
Currency contracts
Realized	1,196	1,464	Optimization, net
Unrealized	(929)	1,028	Optimization, net
	$4,810	$15,240

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

5. Fair Value Measurements

The carrying amount of cash and cash equivalents, margin deposits, trade receivables, accrued receivables, trade payables and accrued liabilities reported on the unaudited consolidated balance sheet approximate fair value.

Fair values have been determined as follows for Niska Partners financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis:

June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$17,396	$—	$17,396
Currency derivatives	—	1,467	—	1,467
Total assets	—	18,863	—	18,863
Liabilities
Commodity derivatives	—	25,573	—	25,573
Currency derivatives	—	—	—	—
Long-term debt	—	557,750	—	557,750
Total liabilities	$—	$583,323	$—	$583,323

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$23,199	$—	$23,199
Currency derivatives	—	2,556	—	2,556
Total assets	—	25,755	—	25,755
Liabilities
Commodity derivatives	$—	$31,154	$—	$31,154
Currency derivatives	—	160	—	160
Long-term debt	—	570,700	—	570,700
Total liabilities	$—	$602,014	$—	$602,014

The Company’s derivative assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2. The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach. The key inputs used in Niska Partners’ valuation models include transaction-specific details such as notional volumes, contract prices and contract terms as well as forward market prices and basis differentials for natural gas obtained from third-party service providers (typically the New York Mercantile Exchange, or NYMEX). There were no changes in Niska Partners’ approach to determining fair value and there were no transfers out of Level 2 during the periods ended June 30, 2014 and March 31, 2014.

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are supported by observable market transactions when available.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Members’ Equity

Equity Restructuring

On April 2, 2013, Niska Partners completed an equity restructuring with affiliates of the Carlyle/Riverstone Funds.  In the restructuring, all of the Company’s 33.8 million subordinated units and previous incentive distribution rights (all of which were owned by the Carlyle/Riverstone Funds) were combined into and restructured as a new class of incentive distribution rights.  The equity restructuring, which did not require any further consents or approvals, was effective as of the same day.  The transaction was unanimously approved by the Company’s Board of Directors on the unanimous approval and recommendation of its Conflicts Committee, which is composed solely of independent directors.

The restructuring permanently eliminated all of the Company’s subordinated units and previous incentive distribution rights in return for the IDRs.  Prior to completion of the restructuring, the Company would have been required to pay the full minimum quarterly distribution of $0.35 per unit on the subordinated units (requiring additional distributions of approximately $12 million per quarter) prior to increasing the quarterly distribution on common units. Quarterly distributions on the subordinated units had not been paid since the quarter ended September 30, 2011.

The IDRs entitle the Carlyle/Riverstone Funds to receive 48% of any quarterly cash distributions after Niska Partners’ common unit holders have received the full minimum quarterly distribution ($0.35 per unit) for each quarter plus any arrearages from prior quarters (of which there are currently none).  The previous incentive distribution rights entitled the Carlyle/Riverstone Funds to receive increasing percentages (ranging from 13% to 48%) of incremental cash distributions after the unit holders (both common and subordinated) exceeded quarterly distributions ranging from $0.4025 per unit to $0.5250 per unit.  In addition, for a period of five years, and provided that the Carlyle/Riverstone Funds continue to own a majority of both the managing member and the IDRs, the Carlyle/Riverstone Funds will be deemed to own 33.8 million “Notional Subordinated Units” in connection with votes to remove and replace the managing member.  These Notional Subordinated Units are not entitled to distributions, but preserve the Carlyle/Riverstone Fund’s voting rights with respect to removal of the managing member.

Distribution Reinvestment Plan

During the three months ended June 30, 2014, unitholders, substantially all of which were comprised of the Carlyle/Riverstone Funds, elected to participate in the distribution reinvestment plan and were issued 445,183 common units in lieu of receiving cash distributions of $6.4 million.

Class D Partnership Units

On May 7, 2014, Niska Holdings L.P. (the “Sponsor Partnership”), which is the parent of Niska Sponsor Holdings Coöperatief U.A. (which is the direct and indirect parent of the Company) awarded non-voting Class D Units in the Sponsor Partnership (the “Class D Units”) to William H. Shea, Jr., a director of the Company and the Company’s Chairman, President and Chief Executive Officer, Mark D. Casaday, the Company’s Chief Operating Officer, Robert B. Wallace, the Company’s Vice President, Finance and Corporate Development, and Bruce D. Davis, Jr., the Company’s Vice President and Chief Administrative Officer. The Class D Units are profits interest awards which have a service condition. As the Class D Units were issued to employees and a director, equity-classified compensation expense has been recorded in the Company’s financial statements.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Members’ Equity (continued)

Class D Partnership Units (continued)

The Class D Units entitle the holders thereof to 15% of distributions made by the Sponsor Partnership to its Class A unitholders after its Class A unitholders receive distributions made by the Sponsor Partnership after May 17, 2014 in excess of the amount of any capital contributions made by the Class A unitholders after May 17, 2014 plus $331.0 million, each increased by 8% per annum compounded quarterly. The Sponsor Partnership will retain distributions (other than tax distributions) in respect of unvested Class D Units until such Class D Units vest. Of the awarded Class D Units, 20% will vest on May 6, 2015. The remaining unvested units will vest at a rate of 5% on the last day of each fiscal quarter during the period commencing on June 30, 2015 and ending on March 31, 2019. The units have no expiry date provided the employee remains employed with the Sponsor Partnership, the Company or one or more of their respective subsidiaries. The fair value of the Class D Units is based on an enterprise value, with allocations of that value calculated under the terms of Niska Holdings L.P.’s operating agreement.

For the quarter ended June 30, 2014, $0.3 million in non-cash compensation expense was recorded related to the Class D Units.

Phantom Unit Performance Plan

The Company maintains a compensatory phantom unit performance plan (the “PUPP” or “the Plan”) to provide long-term incentive compensation for certain employees and directors and to align their economic interest with those of common unitholders.

The Plan permits the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units. As of June 30, 2014, 1,472,296 units (March 31, 2014 - 1,483,708 units) were available for grant.

The following tables summarize the Company’s Phantom Units Outstanding and nonvested Phantom Units as of June 30, 2014:

	Number of Time- Based Units	Number of Performance-Based Units	Total Units
Phantom Units outstanding - March 31, 2014	835,360	487,200	1,322,560
Exercised	(501,101)	(237,422)	(738,523)
Forfeited	(88,736)	(55,619)	(144,355)
Distribution equivalent rights	6,361	5,051	11,412
Phantom Units outstanding - June 30, 2014	251,884	199,210	451,094

	Number of Time- Based Units	Number of Performance-Based Units	Total Units
Nonvested Phantom Units - March 31, 2014	466,858	312,764	779,622
Vested	(132,599)	(62,986)	(195,585)
Forfeited	(88,736)	(55,619)	(144,355)
Distribution equivalent rights	6,361	5,051	11,412
Nonvested Phantom Units - June 30, 2014	251,884	199,210	451,094

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Members’ Equity (continued)

Phantom Unit Performance Plan (continued)

As of June 30, 2014, there was $3.0 million of total unrecognized compensation cost related to nonvested Phantom Units granted that were subject to both time and performance conditions. This cost is expected to be recognized over the next two years.

Information on the weighted average unit price at grant date and number of Phantom Units granted follows:

	Three Months Ended
	June 30,
	2014	2013
Weighted average price per unit at grant date	$—	$12.68
Number of Phanton Units granted	—	270,042

Unit-based compensation costs for the three months ended June 30, 2014 and 2013 were $1.2 million and $3.2 million, respectively. Cash paid to employees who exercised their Phantom Units for the three months ended June 30, 2014 and 2013 was $10.6 million and $2.3 million, respectively.

Earnings per unit:

Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net income allocated to member interests as shown below.

	Three Months Ended
	June 30,
	2014	2013
Numerator:
Net earnings (loss) attributable to Niska Partners	$(18,972)	$7,967
Less:
Managing Member’s interest	358	(158)
Net earnings (loss) attributable to common unitholders	$(18,614)	$7,809

Denominator:
Basic:
Weighted average units outstanding	35,911,392	34,492,245

Diluted:
Weighted average units outstanding	35,911,392	34,492,245

Earnings (loss) per unit:
Basic	$(0.52)	$0.23
Diluted	$(0.52)	$0.23

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

7. Revenues

Niska Partners’ fee-based revenue consists of the following:

	Three Months Ended
	June 30,
	2014	2013

Long-term contract revenue	$40,482	$20,596
Short-term contract revenue	2,272	10,875
Total	$42,754	$31,471

Long-term contract revenue for the three months ended June 30, 2014 included a one-time contract termination payment of $26.0 million as a result of the termination by TransCanada Gas Storage Partnership (“TransCanada”), the Company’s largest volumetric customer, of its previous storage service agreement.

Optimization, net consists of the following:

	Three Months Ended
	June 30,
	2014	2013

Realized optimization revenue, net	$13,774	$5,600
Unrealized risk management (losses) gains	(1,151)	20,118
Total	$12,623	$25,718

8. Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2014 and 2013 consist of the following:

	Three Months Ended
	June 30,
	2014	2013

Depreciation	$35,123	$7,811
Amortization of intangible assets	14,808	2,483
Accretion of asset retirement obligations	35	39
Total	$49,966	$10,333

Depreciation for the three months ended June 30, 2014 includes $27.9 million (June 30, 2013 - $ nil) related to migration of cushion gas at one of the Company’s facilities.  The Company records a provision for migration when it has been determined that cushion gas is no longer providing effective cushion support.

Amortization of intangible assets for the three months ended June 30, 2014 includes an amortization of $11.7 million related to the termination of the prior storage service agreement with TransCanada, to reflect the timing of cash flows related to this customer relationship. Future amortization of customer relationships is expected to be $2.7 million per quarter for the remaining portion of the fiscal year.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

9. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended
	June 30,
	2014	2013

Income tax benefit	$(8,892)	$(300)

Effective income tax rate	32%	-4%

Tax benefits increased by $8.6 million compared to the three months ended June 30, 2013 due to an increase in losses recognized associated with Canadian taxable entities.

The effective tax rate for the three months ended June 30, 2014 and 2013 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of losses in some entities which have a lower statutory tax rate as well as income attributable to subsidiaries exempt from U.S. Federal income taxes.

10. Accrued Liabilities

Niska Partners’ accrued liabilities consist of the following:

	June 30,	March 31,
	2014	2014

Accrued gas purchases	$80,846	$75,454
Accrued interest	11,852	2,037
Employee-related accruals	6,830	22,315
Other accrued liabilities	8,413	11,312
	$107,941	$111,118

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

11. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the three months ended June 30, 2014 and 2013 consist of the following:

	Three Months Ended
	June 30,
	2014	2013

Margin deposits	$(40,915)	$11,551
Trade receivables	3,702	960
Accrued receivables	116,120	77,427
Natural gas inventory	(179,651)	(45,693)
Prepaid expenses and other current assets	(1,420)	1,538
Other assets	—	(63)
Trade payables	(593)	336
Accrued liabilities	(3,350)	32,428
Deferred revenue	5,589	6,261
Other long-term liabilities	(654)	(79)
Total	$(101,172)	$84,666

12. Supplemental Cash Flow Disclosures

	Three Months Ended
	June 30,
	2014	2013

Interest paid	$1,585	$948
Taxes recovered	$(16)	$—

Non-cash (decrease) increase in working capital related to property, plant and equipment	$(292)	$130

Non-cash earnings distribution and reinvestment	$6,385	$—

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

13. Segment Disclosures

The Company’s process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

Niska Partners operates along functional lines in its commercial, engineering, and operations teams for operations in Alberta, Northern California and the U.S. Mid-continent.  All functional lines and facilities offer the same services: fee-based revenue and optimization. The Company has a small retail marketing business which is an extension of the Company’s proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third-party customers. All services are delivered using reservoir storage.  The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses.  The Company has aggregated its operating segments into one reportable segment as at June 30, 2014 and March 31, 2014 and for each of the three months ended June 30, 2014 and 2013.

Information pertaining to the Company’s short-term and long-term contract services and net optimization revenues is presented in the consolidated statements of earnings and comprehensive income.  All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, local distribution companies and municipal energy consumers.

The following tables summarize the net revenues and long-lived assets by geographic area:

	Three Months Ended
	June 30,
	2014	2013

Net realized revenues
U.S.	$4,044	$8,494
Canada	52,484	28,577
Net unrealized revenues
U.S.	2,359	12,454
Canada	(3,510)	7,664
Inter-entity
U.S.	—	—
Canada	—	—
	$55,377	$57,189

	June 30,	March 31,
	2014	2014
Long-lived assets (at period end)

U.S.	$394,244	$397,331
Canada	793,266	839,917
	$1,187,510	$1,237,248

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

14. Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued rules relating to revenue recognition. Under the new rules, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The rules also require more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These rules are effective for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

15. Subsequent Events

Sundance Project

On July 15, 2014, Niska Partners entered into an agreement with Talisman Energy Canada whereby, for an immaterial consideration, the Company acquired the necessary reservoir, storage and land interests to develop a natural gas storage facility in northwestern Alberta, Canada. If developed, the project will have a working gas storage capacity of approximately 55 Bcf, expandable up to 70 Bcf (the “Sundance Project”). The requisite underlying regulatory approvals have been obtained from the Alberta Energy Regulator and the Sundance Project has significant access to pipeline infrastructure and the associated western Canadian markets.

Distributions

On July 30, 2014, the Board of Directors of Niska Partners approved a distribution of $0.35 per common unit, payable on August 19, 2014 to unitholders of record as of August 11, 2014. The total distribution is expected to be approximately $12.9 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this report. The following information and such unaudited consolidated financial statements should also be read in conjunction with the consolidated financial statements and related notes, management’s discussion and analysis of financial condition and results of operations and other information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires estimates and judgments to be made regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and remained unchanged as of June 30, 2014.

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

We earn revenues by leasing storage on a long-term firm (“LTF”) contract basis for which we receive monthly reservation fees for fixed amounts of storage, leasing storage on a short-term firm (“STF”) contract basis, where a customer pays a fixed fee to inject a specified quantity of natural gas on a specified date or dates and a fixed fee to withdraw on a specified future date or dates, and optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins higher than those from third-party contracts. Proprietary optimization activities occur when the Company purchases and sells natural gas for its own account. Our revenues related to our marketing business are included in proprietary optimization activities.

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

The extreme winter weather conditions in North America during the first three months of 2014 resulted in increased demand for natural gas. This high demand, coupled with occasional weather-related production interruptions and limited infrastructure capacity in certain markets, resulted in the draw down of natural gas storage inventories to the lowest levels experienced in over ten years. At July 31, 2014, natural gas storage levels in the United States were at 78% of the five-year average. As North America enters the summer season, it is unclear how industry efforts to refill storage will affect near-term natural gas prices (and, therefore, the seasonal spread) or whether storage will be refilled to levels which would support winter natural gas requirements (which would tend to impact natural gas market volatility). Accordingly, market conditions, including the seasonal spread and natural gas futures price volatility, remain uncertain.

Results of Operations

As described above, during the winter of the fiscal year ended March 31, 2014, the market for natural gas storage services was dynamic. The extremely cold weather events in the late autumn and winter months significantly benefited optimization activities and realized optimization revenues. Following the significant withdrawal of inventory during the winter 2014 storage season, we identified migration of our proprietary cushion gas at one of our facilities. Cushion gas migration occurs when hydrocarbons move to an area of the storage reservoir where it no longer provides effective support in cycling a facility’s working gas.  During the three months ended June 30, 2014, we recorded a provision in depreciation expense of $27.9 million related to proprietary cushion gas estimated to have migrated at our AECO facility.

We use gas to provide temporary pressure support during periods of high activity to meet cycling requirements related to our gas in storage.  These volumes fluctuate from year to year with our cycling requirements. These cycling requirements are managed through a combination of strategies which are adapted to changes in natural gas market conditions. Typically, the use of gas to provide temporary pressure support results in net revenue gains as natural gas markets are typically profitable for the periods required because prices for future delivery are higher than the cost to acquire the gas.

Market conditions in the winter and spring of 2014 resulted in an increase in our costs to manage our cycling requirements through temporary pressure support. To mitigate the cost of our forecasted cycling requirements over the next 2 to 6 years, we implemented a hedging program to purchase and lease gas. The expected cost of this strategy, for which the Company will receive the benefit due to the gas being used for pressure support over the next 2 to 6 years, is currently estimated to be $25 to $30 million over a 6 year period.  The Company believes storage market conditions will return to more normal summer/winter differentials, which will allow us to reduce the cost of managing our operational requirements over time. During the quarter, approximately 3.1 Bcf of gas was acquired as part of this strategy and was recorded as proprietary inventory.

In May 2014, we entered into a new contract with TransCanada Gas Storage Partnership, or TransCanada, our largest volumetric customer.   The new contract replaced a storage agreement with TransCanada which contained an option to terminate effective April 1, 2015. The previous agreement provided TransCanada with approximately 40 Bcf of storage capacity at our AECO facility and had a term that extended to 2030. Either party had an option to terminate at the end of defined five-year intervals, including April 1, 2015. TransCanada elected to terminate this agreement and entered into a new agreement with us which extends until 2020. The new agreement provides TransCanada with an initial storage capacity of approximately 40 Bcf which will be reduced to approximately 20 Bcf on April 1, 2017. By terminating the prior agreement, TransCanada became obligated to make an early termination payment to us of $26.0 million. This payment has been recognized in long-term firm revenue for the three months ended June 30, 2014.

A summary of financial data for each of the three months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended
	June 30,
	2014	2013
	(unaudited)
Consolidated Statement of Earnings and Comprehensive Income Data:
Revenues:
Fee-based revenue	$42,754	$31,471
Optimization, net	12,623	25,718
	55,377	57,189
Expenses (income):
Operating	10,953	10,444
General and administrative	10,075	11,290
Depreciation and amortization	49,966	10,333
Interest	12,313	16,206
Foreign exchange (gains) losses	(50)	858
Other (income) expense	(16)	391
Earnings (loss) before income taxes	(27,864)	7,667

Income tax benefit	(8,892)	(300)

Net earnings (loss) and comprehensive income (loss)	$(18,972)	$7,967

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings (Loss)
Net earnings (loss)	$(18,972)	$7,967
Add/(deduct):
Interest expense	12,313	16,206
Income tax benefit	(8,892)	(300)
Depreciation and amortization	49,966	10,333
Non-cash compensation expense	250	—
Unrealized risk management losses (gains)	1,151	(20,118)
Foreign exchange (gains) losses	(50)	858
Other (income) expense	(16)	391
Adjusted EBITDA	35,750	15,337

Less:
Cash interest expense, net	11,401	15,371
Income taxes recovered	(16)	—
Maintenance capital expenditures	399	57
Other (income) expense	(16)	391
Cash Available for Distribution	$23,982	$(482)

Non-GAAP Financial Measures

Adjusted EBITDA and Cash Available for Distribution

We use the non-GAAP financial measures Adjusted EBITDA and Cash Available for Distribution in this report. A reconciliation of Adjusted EBITDA and Cash Available for Distribution to net earnings, the most directly comparable financial measure as calculated and presented in accordance with GAAP, is shown above.

We define Adjusted EBITDA as net earnings before interest, income taxes, depreciation and amortization, unrealized risk management gains and losses, loss on extinguishment of debt, foreign exchange gains and losses, inventory impairment write-downs, gains and losses on asset dispositions, non-cash compensation expense, asset impairments and other income. We believe the adjustments for other income are similar in nature to the traditional adjustments to net earnings used to calculate EBITDA and adjustment for these items results in an appropriate representation of this financial measure. Cash Available for Distribution is defined as Adjusted EBITDA reduced by interest expense (excluding amortization of deferred financing costs), income taxes paid, maintenance capital expenditures and other income. Adjusted EBITDA and Cash Available for Distribution are used as supplemental financial measures by our management and by external users of our financial statements, such as commercial banks and ratings agencies, to assess:

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

Revenues

Revenues include fee-based revenue and net optimization revenue. Fee-based revenue consists of long-term contracts for storage fees that are generated when we lease storage capacity on a term basis and short-term fees associated with specified injections and withdrawals of natural gas. Optimization revenue results from the purchase of natural gas inventory and its forward sale to future periods through financial and physical energy trading contracts, with our facilities being used to store the inventory between acquisition and disposition of the natural gas inventory.

Revenues for each of the three months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended
	June 30,
	2014	2013
	(unaudited)

Long-term contract revenue	$40,482	$20,596
Short-term contract revenue	2,272	10,875
Fee-based revenue	$42,754	$31,471

Realized optimization, net	$13,774	$5,600
Unrealized risk management (losses) gains	(1,151)	20,118
Optimization revenue, net	$12,623	$25,718

Changes in revenue in the quarter were primarily attributable to the following:

Long-term contract revenue.  LTF revenues for the three months ended June 30, 2014 increased by $19.9 million (97%) compared to the three months ended June 30, 2013. This increase was due to the one-time, early termination payment of $26.0 million received from TransCanada. This was partially offset by lower demand fees and lower capacity allocated to our LTF strategy. Approximately 17 Bcf less capacity was allocated to this strategy in the current period compared to the prior period.

Short-term contract revenue.  STF revenues for the three months ended June 30, 2014 declined by $8.6 million (79%) when compared to the three months ended June 30, 2013. The decrease was due to certain transactions with lower contract rates which were entered into during the fourth quarter of fiscal 2014 to mitigate withdrawal risk. The effect of these contracts, which continued into the current quarter, resulted in lower STF revenues when compared to the same period in the prior year.

Optimization Revenues.  Optimization revenues for the three months ended June 30, 2014 decreased to $9.5 million from $25.7 million in the first quarter of fiscal 2013.  When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by realized gains from the sale of physical inventory. The components of optimization revenues are as follows:

Realized Optimization Revenue, net.  Net realized optimization revenue for the three months ended June 30, 2014 increased by $8.2 million compared to first quarter of the previous year. This increase was due to the timing of settlement of financial hedges and their relative positioning in each year, as well as the benefit of realizing an inventory write-down recorded in March 31, 2014. The three month period ended June 30, 2014 also included $3.3 million in optimization revenue related to our marketing business, compared to $2.5 million realized during the three month period ended June 30, 2013.

•                  Unrealized Risk Management Gains (Losses). Unrealized risk management losses in the three month period ended June 30, 2014 resulted from decreases in the value of financial hedges as a result of natural gas prices increasing relative to average sales contract prices in future months.  Unrealized risk management gains in the three month period ended June 30, 2013 resulted from increases in the value of financial hedges as a result of natural gas prices decreasing relative to average sales contract prices in future months. The three month period ended June 30, 2014 also included $3.9 million in unrealized risk management gains related to our retail marketing business, compared to a $3.8 million in unrealized risk management losses during the three month period ended June 30, 2013.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended
	June 30,
	2014	2013
	(unaudited)

Lease costs and property taxes	$3,693	$3,625
Fuel and electricity	3,525	3,551
Salaries and benefits	1,675	1,821
Maintenance	1,051	826
General operating costs	1,009	621
Total operating expenses	$10,953	$10,444

Operating expenses for the three months ended June 30, 2014 increased by $0.5 million (5%) compared to the three months ended June 30, 2013. Maintenance costs increased compared to the prior period increased as a result of compressor maintenance, plant turnaround and road maintenance, which was principally due to heavy usage of equipment at the end of the prior fiscal year.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended
	June 30,
	2014	2013
	(unaudited)

Compensation costs	$6,227	$7,077
General costs, including office and information technology costs	1,153	1,208
Legal, audit and regulatory costs	2,695	3,005
Total general and administrative expenses	$10,075	$11,290

General and administrative expenses for the three months ended June 30, 2014 decreased by $1.2 million (11%) compared to the three months ended June 30, 2013. This decrease was primarily due to lower compensation costs as a result of compensation adjustments related to separation agreements executed during the quarter, coupled with lower consulting costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2014 increased by $39.6 million compared to the three months ended June 30, 2013. The increase was due to a provision for cushion migration of $27.9 million as well as amortization of intangible assets of $11.7 million.  The provision for cushion migration represented our estimate of cushion gas that was no longer providing effective cushion support.

The additional amortization of $11.7 million reflected the termination of the prior storage service arrangement with TransCanada and the establishment of a new contract.  The amortization charge reflected the new pattern of cash flows associated with this customer relationship.

Interest Expense

Interest expense for the three months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended
	June 30,
	2014	2013
	(unaudited)
Interest on Senior Notes	$9,344	$14,284
Interest on revolving credit facilities	1,980	806
Amortization of deferred charges	912	835
Other interest	77	281
Total interest expenses	$12,313	16,206

Interest expense for the three months ended June 30, 2014 decreased by $3.9 million (24%) compared to the three months ended June 30, 2013. The decrease in interest on our Senior Notes resulted from a lower interest rate and lower outstanding balance during the current quarter compared to the same period in the prior year. This decrease was partially offset by higher interest on our revolving credit facilities due to higher utilization.

Income Taxes

Tax benefits increased by $8.6 million compared to the three months ended June 30, 2013 due to an increase in losses recognized associated with Canadian taxable entities.

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

Our principal debt covenant is our fixed charge coverage ratio, or FCCR, which is included in both our $400 million Credit Agreement and the indenture to our 6.50% Senior Notes. When our FCCR, which is calculated quarterly on a trailing-twelve months basis by dividing Adjusted EBITDA (defined substantially the same as presented herein) by fixed charges, which are measured as interest expense plus the amount of interest capitalized, but giving pro forma credit for all of the previous twelve months for certain debt purchases and acquisitions, is less than 2.0 to 1.0, we are restricted in our ability to issue new debt. However, this restriction does not affect our ability to access our existing $400 million credit facility, or to amend, extend or replace that facility. When our FCCR is below 1.75 to 1.0, we are restricted in our ability to pay distributions. At June 30, 2014, our FCCR was 3.2 to 1.0. If our FCCR were to be below 1.75 to 1.0, we would be permitted thereafter to pay $75 million of distributions. This $75 million amount is cumulative for all periods that our FCCR is below 1.75 to 1.0. The appropriateness and amount of distributions are determined by our board of directors on a quarterly basis.

The $400 million Credit Agreement has a maturity date of June 29, 2016. Borrowing costs under this agreement are based off of a pricing grid which relates to certain leverage levels to determine interest rates.  At June 30, 2014, we had $204.5 million in borrowings, $5.4 million committed in support of letters of credit and $190.1 million of unutilized capacity related to our credit facility.

We believe that our existing sources of liquidity described above will be sufficient to fund our short-term liquidity needs through March 31, 2015.  Funding of material acquisitions and our medium-to-long-term liquidity needs will depend on the availability and cost of capital in the debt and equity markets, as well as compliance with our debt covenants.  Accordingly, the availability of any such potential funding on economic terms is uncertain.

Cash Flows from Operations and Investing Activities

The following table summarizes our sources and uses of cash for the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended
	June 30,
Operating Activities:	2014	2013
	(unaudited)
Net earnings (loss)	$(18,972)	$7,967
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Unrealized foreign exchange (gains) losses	(125)	980
Deferred income tax benefit	(8,892)	(300)
Unrealized risk management losses (gains)	1,151	(20,118)
Depreciation and amortization	49,966	10,333
Deferred charges amortization	912	835
Gain on disposal of assets	(14)	—
Non-cash compensation expense	250	—
Changes in non-cash working capital	(101,172)	84,666
Net cash (used in) provided by operating activities	(76,896)	84,363

Net cash used in investing activities	(671)	(302)

Net cash provided by (used in) financing activities	76,454	(66,627)

Effect of translation of foreign currency on cash and cash equivalents	199	(169)

Net (Decrease) Increase in Cash and Cash Equivalents	$(914)	$17,265

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

During the three months ended June 30, 2014, we realized a decrease in cash from operations compared to the three months ended June 30, 2013. The decrease resulted principally from the timing of our margin requirements and the purchase of proprietary inventory.

Changes in non-cash working capital consisted of the following:

	Three Months Ended
	June 30,
	2014	2013
	(unaudited)
Margin deposits	$(40,915)	$11,551
Trade receivables	3,702	960
Accrued receivables	116,120	77,427
Natural gas inventory	(179,651)	(45,693)
Prepaid expenses and other current assets	(1,420)	1,538
Other assets	—	(63)
Trade payables	(593)	336
Accrued liabilities	(3,350)	32,428
Deferred revenue	5,589	6,261
Other long-term liabilities	(654)	(79)

Net changes in non-cash working capital	$(101,172)	$84,666

As noted above, working capital can change significantly from period to period and is primarily affected by timing differences between the purchase and sale of natural gas inventory, including margin requirements and cash settlement on related risk management instruments, and the timing of collections from our customers. Non-cash working capital decreased by $101.2 million compared to an increase of $84.7 million in the same period of the prior year.

Investing Activities

Substantially all of our cash used for investing activities consisted of capital expenditures in each of the three months ended June 30, 2014 and 2013. Capital expenditures in each three month period consisted of the following:

	Three Months Ended
	June 30,
	2014	2013
	(unaudited)
Maintenance capital	$399	$57
Expansion capital	578	115
Total capital expenditures	977	172

Change in accrued capital expenditures	(292)	130

Proceeds from sale of assets	(14)	—
Net cash used in investing activities	$671	$302

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are made to acquire additional assets to grow our business, to expand and upgrade our facilities and to acquire similar operations or facilities. Cost reduction expenditures are capital expenditures which increase the effectiveness and/or efficiency of our assets or which enable us to operate at a lower cost.

Under our current plan, we expect to continue to spend between approximately $3.0 million and $5.0 million in fiscal 2015 for maintenance capital to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. Expansion capital for fiscal 2015 is expected to be approximately $25.0 million and relates principally to enhancing existing capacity and developing new projects. The principal expansion capital relates to additional cushion gas to be acquired to improve cycling at one of our U.S. facilities, which will likely be financed through a long-term lease arrangement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 regarding this matter.

At June 30, 2014, 58.5 Bcf of natural gas inventory was economically hedged, representing 98.9% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of inventory would increase by $58.5 million, the fair value or mark-to-market value of our economic hedges would decrease by $57.9 million, and the impact due to the non-economically hedged position would be $0.6 million. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of inventory would decrease by $58.5 million while the fair value of our economic hedges would increase by $57.9 million and the impact due to the non-economically hedged position would be $0.6 million.

At June 30, 2014, we were exposed to interest rate risk resulting from the variable rates associated with our $400 million Credit Agreement. A balance of $204.5 million was drawn on the credit facilities at June 30, 2014.  The interest rate applicable on the credit facilities is subject to change based on certain ratios and the magnitude of our drawings on the facility.  At June 30, 2014, a one percent increase or decrease in interest rates would have an impact of approximately $2.0 million on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and the CFO have concluded that our controls and procedures were effective as of June 30, 2014. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.  Risk Factors

There have been no material changes from the risk factors described previously in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed on May 30, 2014.

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

10.1	—	Employment Agreement, dated May 7, 2014, between the Company and William H. Shea, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 13, 2014).

10.2	—	Employment Agreement, dated May 7, 2014, between the Company and Mark D. Casaday (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 13, 2014).

10.3	—	Employment Agreement, dated May 7, 2014, between the Company and Robert B. Wallace (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 13, 2014).

10.4	—	Employment Agreement, dated May 7, 2014, between the Company and Bruce D. Davis, Jr. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 13, 2014).

10.5	—

Separation Agreement and General Release of Claims, executed on June 18, 2014, between Niska Partners Management ULC and Simon Dupéré, Niska Gas Storage Partners LLC and Niska Holdings L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 20, 2014).

10.6	—

Settlement Agreement and Release and Confidentiality Agreement, dated as of June 25, 2014, by and between Niska Gas Storage Partners LLC and Jason Kulsky (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 30, 2014).

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

NISKA GAS STORAGE PARTNERS LLC

Date: July 31, 2014	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)