Form 10-Q
period 2014-09-30
Niska Gas Storage Partners LLC
filed 2014-10-31
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were 36,647,511 Common Units outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues:
Fee-based revenue	$15,633	$33,197	$58,387	$64,667
Optimization, net	(5,043)	3,666	7,580	29,384
	10,590	36,863	65,967	94,051

Expenses (income):
Operating	12,062	8,877	23,015	19,321
General and administrative	6,205	9,515	16,279	20,804
Depreciation and amortization	16,012	10,298	65,978	20,631
Interest	12,735	16,397	25,047	32,603
Loss on disposal of assets	20	—	6	—
Foreign exchange (gains) losses	(262)	(410)	(312)	447
Other (income) expense	(2)	(17)	(3)	374

EARNINGS (LOSS) BEFORE INCOME TAXES	(36,180)	(7,797)	(64,043)	(129)
Income tax (benefit) expense	(7,348)	48	(16,240)	(252)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(28,832)	$(7,845)	$(47,803)	$123

Net earnings (loss) allocated to:

Managing Member	$(538)	$(154)	$(896)	$4
Common unitholders	$(28,294)	$(7,691)	$(46,907)	$119

Earnings (loss) per unit allocated to common unitholders - basic and diluted	$(0.78)	$(0.22)	$(1.30)	$—

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	September 30,	March 31,
	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$7,334	$7,704
Margin deposits	57,986	32,626
Trade receivables	1,761	5,760
Accrued receivables	27,757	150,628
Natural gas inventory	273,971	75,140
Prepaid expenses and other current assets	3,182	4,330
Short-term risk management assets	20,235	20,949
	392,226	297,137
Long-term assets
Property, plant and equipment, net of accumulated depreciation	862,323	908,274
Goodwill	245,604	245,604
Intangible assets, net of accumulated amortization	47,602	65,462
Deferred charges, net of accumulated amortization	12,828	14,640
Other assets	3,226	3,268
Long-term risk management assets	6,783	4,806
	1,178,366	1,242,054
TOTAL	$1,570,592	$1,539,191

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Revolving credit facilities	$243,500	$119,500
Current portion of obligations under capital lease	1,319	1,299
Trade payables	771	1,023
Current portion of deferred taxes	5,660	5,678
Deferred revenue	17,976	6,036
Accrued liabilities	83,215	111,118
Short-term risk management liabilities	23,107	19,105
	375,548	263,759
Long-term liabilities
Long-term risk management liabilities	9,621	12,209
Asset retirement obligations	2,054	1,975
Other long-term liabilities	1,162	1,809
Deferred income taxes	103,103	119,373
Obligations under capital lease	10,262	10,926
Long-term debt	575,000	575,000
	701,202	721,292
Members’ equity
Common units	220,685	279,604
Managing Member’s interest	273,157	274,536
	493,842	554,140
Commitments and contingencies (Note 2)
TOTAL	$1,570,592	$1,539,191

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	September 30,
	2014	2013

Operating Activities
Net earnings (loss)	$(47,803)	$123
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Unrealized foreign exchange (gains) losses	(66)	370
Deferred income tax benefit	(16,249)	(252)
Unrealized risk management losses (gains)	151	(6,486)
Depreciation and amortization	65,978	20,631
Deferred charges amortization	1,825	1,670
Gain on disposal of assets	(14)	—
Non-cash compensation expense	1,243	—
Write-down of inventory	10,500	—
Changes in assets and liabilities	(122,901)	8,817
Net cash (used in) provided by operating activities	(107,336)	24,873

Investing Activities
Property, plant and equipment expenditures	(1,698)	(915)
Proceeds on sale of assets	14	—
Net cash used in investing activities	(1,684)	(915)

Financing Activities
Proceeds from revolver drawings	498,500	227,000
Revolver payments	(374,500)	(231,500)
Payments of deferred financing costs	(857)	—
Repayments of obligations under capital lease	(644)	(625)
Distributions to unitholders	(13,737)	(21,313)
Net cash provided by (used in) financing activities	108,762	(26,438)

Effect of translation on foreign currency cash and cash equivalents	(112)	59
Net decrease in cash and cash equivalents	(370)	(2,421)
Cash and cash equivalents, beginning of period	7,704	10,610
Cash and cash equivalents, end of period	$7,334	$8,189

Supplemental cash flow disclosures (Note 14)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

			Managing
	Common	Subordinated	Member
	Units	Units	Interest	Total

Balance, April 1, 2013	$321,642	$265,877	$9,858	$597,377
Cancellation of subordinated units	—	(265,877)	265,877	—
Net earnings (loss)	119	—	4	123
Distributions to unitholders	(26,721)	—	(540)	(27,261)
Issuance of common units	5,947	—	—	5,947
Balance, September 30, 2013	$300,987	$—	$275,199	$576,186

Balance, April 1, 2014	$279,604	$—	$274,536	$554,140
Net earnings (loss)	(46,907)	—	(896)	(47,803)
Distributions to unitholders	(26,159)	—	(507)	(26,666)
Issuance of common units	12,928	—	—	12,928
Non-cash equity contribution from parent	480	—	10	490
Non-cash compensation expense	739	—	14	753
Balance, September 30, 2014	$220,685	$—	$273,157	$493,842

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

At September 30, 2014, Niska Partners had 36,647,511 common units outstanding. Of this amount, 19,147,428 common units are owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (collectively, the “Carlyle/Riverstone Funds”), which include Niska Holdings, L.P. and Niska Sponsor Holdings Coopertief, U.A., along with a 1.87% Managing Member’s interest in the Company and all of the Company’s Incentive Distribution Rights (“IDRs”). Including all of the common units owned by the Carlyle/Riverstone Funds, along with the 1.87% Managing Member’s interest, the Carlyle/Riverstone Funds have a 53.14% ownership interest in the Company excluding the IDRs, which are a variable interest. The remaining 17,500,083 common units, representing a 46.86% ownership interest excluding the IDRs, were owned by the public.

Basis of Presentation

The accounting policies applied in these unaudited interim financial statements are consistent with the policies applied in the consolidated financial statements of Niska Partners and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except for the balance sheet at March 31, 2014 which is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of September 30, 2014, the results of Niska Partners’ operations for the three and six months ended September 30, 2014 and 2013, along with its cash flows for the six months ended September 30, 2014 and 2013. The results of operations for the three and six months ended September 30, 2014 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2015. The optimization of proprietary gas purchases is seasonal with the majority of the revenues and costs associated with the physical sale of proprietary gas generally occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

2. Commitments and Contingencies

Commitments

Niska Partners has entered into non-cancelable operating leases for office space, land use rights at its operating facilities, storage capacity at other facilities, equipment, and vehicles used in its operations. The remaining lease terms expire between October 2014 and February 2058 and require the payment of taxes, insurance and maintenance by the lessee.

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

3. Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board adopted Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under the new rules, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The rules also require more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These rules are effective for interim and annual periods beginning after December 15, 2016. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

4. Property, Plant and Equipment

On July 15, 2014, Niska Partners entered into an agreement with Talisman Energy Canada whereby, for an immaterial amount of consideration, the Company acquired the necessary reservoir, storage and land interests to develop a natural gas storage facility in northwestern Alberta, Canada. If developed, the project will have a working gas storage capacity of approximately 55 billion cubic feet (“Bcf”), expandable up to 70 Bcf (the “Sundance Project”). The requisite underlying regulatory approvals have been obtained from the Alberta Energy Regulator and the Sundance Project has significant access to pipeline infrastructure and the associated western Canadian markets.

5. Debt

Niska Partners’ debt obligations consist of the following:

	September 30,	March 31,
	2014	2014

Senior Notes due 2019	$575,000	$575,000
Revolving credit facilities	243,500	119,500
Total	818,500	694,500
Less portion classified as current	(243,500)	(119,500)
	$575,000	$575,000

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

5. Debt (continued)

Senior Notes due 2019

In March 2014, Niska Partners completed a private placement of senior unsecured notes due 2019 (the “6.50% Senior Notes” or “Notes”) through its subsidiaries Niska Gas Storage Finance Corp. and Niska Gas Storage Canada ULC (together, the “Issuers”). The 6.50% Senior Notes are senior unsecured obligations which are: (1) effectively junior to Niska Partners’ secured obligations to the extent of the value of the collateral securing such debt; (2) equal in right of payment with all existing and future senior unsecured indebtedness of the Company; and (3) senior in right of payment to any future subordinated indebtedness of Niska Partners. The 6.50% Senior Notes are fully and unconditionally guaranteed by Niska Partners and certain of its direct and indirect subsidiaries on a senior unsecured basis, and are: (1) effectively junior to each guarantor’s secured obligations; (2) equal in right of payment with all existing and future senior unsecured indebtedness of each guarantor and (3) senior in right of payment to any future subordinated indebtedness of each guarantor.

Interest on the 6.50% Senior Notes is payable semi-annually on October 1 and April 1, commencing on October 1, 2014, and will mature on April 1, 2019. As of September 30, 2014, the estimated fair market value of the Notes was $510.3 million.

Prior to October 1, 2016, the Company has the option to redeem up to 35% of the aggregate principal amount of the 6.50% Senior Notes using net cash proceeds from certain equity offerings at a price of 106.5% plus accrued and unpaid interest. The Company may also redeem all or a part of the 6.50% Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.25% during the twelve-month period beginning on October 1, 2016, 101.625% during the twelve-month period beginning on October 1, 2017 and during the twelve month period beginning October 1, 2018 thereafter at par, plus accrued and unpaid interest. The Company is not required to make mandatory redemptions or sinking fund payments with respect to the 6.50% Senior Notes.

The indenture governing the 6.50% Senior Notes limits Niska Partners’ ability to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. The limitation changes depending on a fixed charge coverage ratio, which is defined as the ratio of consolidated adjusted earnings before interest, taxes, depreciation and amortization to fixed charges, each as defined in the indenture governing the 6.50% Senior Notes, and measured for the preceding four quarters.

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

As of September 30, 2014, the fixed charge coverage ratio was 2.6 to 1.0 and the indenture governing the Notes would have permitted the Company to distribute approximately $373.4 million. The fixed charge amount used in the calculation of fixed charge coverage ratio was calculated on a pro-forma basis, taking into account the redemption of the 8.875% Senior Notes due 2018 as if the redemption had occurred on April 1, 2013. The indenture does not prohibit certain types or amounts of restricted payments, including a general basket of $75.0 million of restricted payments.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

5. Debt (continued)

Senior Notes due 2019 (continued)

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

As of September 30, 2014, $243.5 million in borrowings, with a weighted average interest rate of 3.61% (March 31, 2014 - $119.5 million of borrowings had a weighted average interest rate of 3.56%), were outstanding under the credit facilities. Amounts committed in support of letters of credit totaled $19.8 million at September 30, 2014 (March 31, 2014 - $4.8 million). Any borrowings under the $400 million Credit Agreement are classified as current.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

5. Debt (continued)

$400 Million Credit Agreement (continued)

The Credit Agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of September 30, 2014, the borrowing base collateral totaled $445.2 million.

The $400 million Credit Agreement contains limitations on Niska Partners’ ability to incur additional debt or to pay distributions in respect of, repurchase or pay distributions on its membership interests (or other capital stock) or make other restricted payments. These limitations are similar to those contained in the indenture governing the 6.50% Senior Notes, but contain certain substantive differences. As a result of these differences, the limitations on restricted payments contained in the Credit Agreement should be less restrictive than the limitations contained in the indenture. As of September 30, 2014, Niska Partners was in compliance with all covenant requirements under the indenture governing the 6.50% Senior Notes and the $400 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the 6.50% Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners and have no restricted assets as of September 30, 2014.

6. Risk Management Activities and Financial Instruments

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Risk Management Activities and Financial Instruments (continued)

Commodity Price Risk (continued)

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 Bcf. At September 30, 2014, 67.0 Bcf of natural gas inventory was offset with financial contracts, representing 99.1% of total inventory. At March 31, 2014, 18.4 Bcf of natural gas inventory was offset with financial contracts, representing 97.2% of total inventory. As of September 30, 2014 and March 31, 2014, the volumes of inventories which were economically hedged using each type of contract were:

	September 30,	March 31,
	2014	2014

Forwards	(1.8 Bcf)	(1.4 Bcf)
Futures	68.8 Bcf	20.1 Bcf
Swaps	—	(0.3 Bcf)
	67.0 Bcf	18.4 Bcf

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment. For the six months ended September 30, 2014 and 2013, no doubtful accounts expense was recognized as a result of receivables deemed to be uncollectible. It is management’s opinion that allowance for doubtful accounts of $ nil and $0.4 million were required as of September 30, 2014 and March 31, 2014, respectively, on the Company’s accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Credit risk is assessed prior to transacting with any counterparty and each counterparty is required to maintain an investment grade rating, provide a parental guarantee from an investment grade parent, or provide an alternative method of financial assurance (letter of credit, cash, etc.) to support proposed transactions. In addition, the Company’s tariffs contain provisions that permit it to take title to a customer’s inventory should the customer’s account remain unpaid for an extended period of time. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 61.0% and 35.3% of gross revenues for the six months ended September 30, 2014 and 2013, respectively, is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Risk Management Activities and Financial Instruments (continued)

Counterparty Credit Risk (continued)

Exchange traded futures and options comprise approximately 64.9% of Niska Partners’ commodity risk management assets at September 30, 2014. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At September 30, 2014, Niska Partners was only exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $243.5 million was drawn.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the U.S. dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows exceed Canadian currency inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at September 30, 2014 was $13.9 million (March 31, 2014 - $13.0 million). These contracts expire on various dates from October 1, 2014 through June 1, 2016. Niska Partners has not elected hedge accounting treatment, therefore, changes in fair value are recorded directly in earnings.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Risk Management Activities and Financial Instruments (continued)

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at September 30, 2014 and March 31, 2014:

	Energy	Currency
September 30, 2014	Contracts	Contracts	Total

Short-term risk management assets	$19,367	$868	$20,235
Long-term risk management assets	6,444	339	6,783
Short-term risk management liabilities	(23,107)	—	(23,107)
Long-term risk management liabilities	(9,586)	(35)	(9,621)
	$(6,882)	$1,172	$(5,710)

	Energy	Currency
March 31, 2014	Contracts	Contracts	Total

Short-term risk management assets	$18,939	$2,010	$20,949
Long-term risk management assets	4,260	546	4,806
Short-term risk management liabilities	(18,945)	(160)	(19,105)
Long-term risk management liabilities	(12,209)	—	(12,209)
	$(7,955)	$2,396	$(5,559)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Risk Management Activities and Financial Instruments (continued)

Information about the Company’s risk management assets and liabilities that had netting or rights of offset arrangements are as follows:

September 30, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$92,970	$(67,159)	$25,811	$(16,596)	$9,215
Currency derivatives	1,499	(292)	1,207	(940)	267
Total assets	94,469	(67,451)	27,018	(17,536)	9,482
Liabilities
Commodity derivatives	99,852	(67,159)	32,693	(23,522)	9,171
Currency derivatives	327	(292)	35	(35)	—
Total liabilities	100,179	(67,451)	32,728	(23,557)	9,171

Net	$(5,710)	$—	$(5,710)	$6,021	$311

March 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$113,175	$(89,976)	$23,199	$(15,101)	$8,098
Currency derivatives	2,851	(295)	2,556	(2,556)	—
Total assets	116,026	(90,271)	25,755	(17,657)	8,098
Liabilities
Commodity derivatives	121,130	(89,976)	31,154	(21,705)	9,449
Currency derivatives	455	(295)	160	(160)	—
Total liabilities	121,585	(90,271)	31,314	(21,865)	9,449

Net	$(5,559)	$—	$(5,559)	$4,208	$(1,351)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Risk Management Activities and Financial Instruments (continued)

The Company expects to recognize risk management assets and liabilities outstanding at September 30, 2014 into net earnings and comprehensive income in the fiscal periods as follows:

	Energy	Currency
September 30, 2014	Contracts	Contracts	Total

Fiscal year ending March 31, 2015	$(5,807)	$241	$(5,566)
Fiscal year ending March 31, 2016	482	627	1,109
Fiscal year ending March 31, 2017	1,152	304	1,456
Thereafter	(2,709)	—	(2,709)
	$(6,882)	$1,172	$(5,710)

Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013	Classification

Energy contracts
Realized	$10,314	$14,032	$15,079	$7,690	Optimization, net
Unrealized	1,293	(12,234)	1,071	6,856	Optimization, net
Currency contracts
Realized	(131)	132	1,065	1,596	Optimization, net
Unrealized	(295)	(1,398)	(1,224)	(370)	Optimization, net
	$11,181	$532	$15,991	$15,772

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

Fair values have been determined as follows for Niska Partners financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis:

September 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$25,811	$—	$25,811
Currency derivatives	—	1,207	—	1,207
Total assets	$—	$27,018	$—	$27,018
Liabilities
Commodity derivatives	—	32,693	—	32,693
Currency derivatives	—	35	—	35
Long-term debt	—	510,300	—	510,300
Total liabilities	$—	$543,028	$—	$543,028

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$23,199	$—	$23,199
Currency derivatives	—	2,556	—	2,556
Total assets	$—	$25,755	$—	$25,755
Liabilities
Commodity derivatives	$—	$31,154	$—	$31,154
Currency derivatives	—	160	—	160
Long-term debt	—	570,700	—	570,700
Total liabilities	$—	$602,014	$—	$602,014

The Company’s derivative assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2. The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach. The key inputs used in Niska Partners’ valuation models include transaction-specific details such as notional volumes, contract prices and contract terms as well as forward market prices and basis differentials for natural gas obtained from third-party service providers (typically the New York Mercantile Exchange, or NYMEX). There were no changes in Niska Partners’ approach to determining fair value and there were no transfers out of Level 2 during the periods ended September 30, 2014 and March 31, 2014.

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

8. Members’ Equity

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

Distribution Reinvestment Plan

During the six months ended September 30, 2014, unitholders, substantially all of which were comprised of the Carlyle/Riverstone Funds, elected to participate in the distribution reinvestment plan and were issued 902,451 common units in lieu of receiving cash distributions of $12.9 million.

Class D Partnership Units

On May 7, 2014, Niska Holdings L.P. (the “Sponsor Partnership”), the parent of Niska Sponsor Holdings Coöperatief U.A. (which is the direct and indirect parent of the Company) awarded non-voting Class D Units in the Sponsor Partnership (the “Class D Units”) to certain executives. The Class D Units are profits interest awards which have a service condition. As the Class D Units were issued to employees and a director, equity-classified compensation expense has been recorded in the Company’s financial statements.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

8. Members’ Equity (continued)

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

For the three and six months ended September 30, 2014, non-cash compensation expense amounted to $0.2 million and $0.5 million, respectively, related to the Class D Units.

Phantom Unit Performance Plan

The Company maintains a compensatory phantom unit performance plan (the “PUPP” or “the Plan”) to provide long-term incentive compensation for certain employees and directors and to align their economic interest with those of common unitholders.

The Plan permits the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units. As of September 30, 2014, 951,112 units (March 31, 2014 - 1,483,708 units) were available for grant.

The following tables summarize the Company’s Phantom Units Outstanding and nonvested Phantom Units as of September 30, 2014:

	Number of Time- Based Units	Number of Performance-Based Units	Total Units
Phantom Units outstanding - March 31, 2014	835,360	487,200	1,322,560
Granted	486,195	—	486,195
Exercised	(501,512)	(237,833)	(739,345)
Forfeited	(88,736)	(55,619)	(144,355)
Distribution equivalent rights	36,683	9,718	46,401
Phantom Units outstanding - September 30, 2014	767,990	203,466	971,456

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

8. Members’ Equity (continued)

Phantom Unit Performance Plan (continued)

	Number of Time- Based Units	Number of Performance-Based Units	Total Units
Nonvested Phantom Units - March 31, 2014	466,858	312,764	779,622
Granted	486,195	—	486,195
Vested	(133,010)	(63,397)	(196,407)
Forfeited	(88,736)	(55,619)	(144,355)
Distribution equivalent rights	36,683	9,718	46,401
Nonvested Phantom Units - September 30, 2014	767,990	203,466	971,456

As of September 30, 2014, there was $7.1 million of total unrecognized compensation cost related to nonvested Phantom Units granted that were subject to both time and performance conditions. This cost is expected to be recognized over the next three years.

Information on the weighted average unit price at grant date and number of Phantom Units granted is as follows:

	Six Months Ended
	September 30,
	2014	2013
Weighted average price per unit at grant date	$13.65	$12.68
Number of Phanton Units granted	486,195	270,042

Compensation (reduction) costs related to the Phantom Units for the three and six months ended September 30, 2014 were ($1.0) million and $0.4 million, respectively ($2.3 million and $5.6 million for the three and six months ended September 30, 2013, respectively). Cash paid to employees who exercised their Phantom Units for the six months ended September 30, 2014 and 2013 was $10.6 million and $2.3 million, respectively.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

8. Members’ Equity (continued)

Earnings per unit:

Niska Partners uses the two-class method for allocating earnings per unit. The two-class method requires the determination of net earnings (loss) allocated to member interests as shown below.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net earnings (loss) attributable to Niska Partners	$(28,832)	$(7,845)	$(47,803)	$123
Less:
Managing Member’s interest	538	154	896	(4)
Net earnings (loss) attributable to common unitholders	$(28,294)	$(7,691)	$(46,907)	$119

Denominator:
Basic:
Weighted average units outstanding	36,398,996	34,698,604	36,156,526	34,595,988

Diluted:
Weighted average units outstanding	36,398,996	34,698,604	36,156,526	34,595,988

Earnings (loss) per unit:
Basic	$(0.78)	$(0.22)	$(1.30)	$—
Diluted	$(0.78)	$(0.22)	$(1.30)	$—

9. Revenues

Niska Partners’ fee-based revenue consists of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Long-term contract revenue	$14,101	$20,287	$54,584	$40,883
Short-term contract revenue	1,532	12,910	3,803	23,784
Total	$15,633	$33,197	$58,387	$64,667

Long-term contract revenue for the six months ended September 30, 2014 included a one-time contract termination payment of $26.0 million as a result of the termination by TransCanada Gas Storage Partnership (“TransCanada”), the Company’s largest volumetric customer, of its previous storage service agreement.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

9. Revenues (continued)

Optimization, net consists of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Realized optimization revenue, net	$4,458	$17,298	$18,231	$22,898
Unrealized risk management gains (losses)	999	(13,632)	(151)	6,486
Write-down of inventory	(10,500)	—	(10,500)	—
Total	$(5,043)	$3,666	$7,580	$29,384

10. Depreciation and Amortization

Depreciation and amortization for the three and six months ended September 30, 2014 and 2013 consists of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Depreciation	$12,919	$7,811	$48,042	$15,623
Amortization of intangible assets	3,052	2,483	17,860	4,966
Accretion of asset retirement obligations	41	4	76	42
Total	$16,012	$10,298	$65,978	$20,631

Depreciation for the three and six months ended September 30, 2014 includes $5.7 million and $33.6 million, respectively (September 30, 2013 - $ nil) related to migration of cushion gas at two of the Company’s facilities. The Company records a provision for migration when it has been determined that cushion gas is no longer providing effective cushion support.

Amortization of intangible assets for the six months ended September 30, 2014 includes an amortization of $11.7 million (September 30, 2013 - $ nil) related to the termination of the prior storage service agreement with TransCanada, to reflect the timing of cash flows related to this customer relationship. Future amortization of customer relationships is expected to be $2.7 million per quarter for the remaining portion of the fiscal year.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

11. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Income tax (benefit) expense	$(7,348)	$48	$(16,240)	$(252)

Effective income tax rate	20%	-1%	25%	195%

Tax benefits increased by $16.0 million compared to the six months ended September 30, 2013 due to an increase in losses recognized associated with Canadian taxable entities.

The effective tax rate for the six months ended September 30, 2014 and 2013 differs from the U.S. statutory federal rate of 35% primarily due to the recognition of losses in some entities which have a lower statutory tax rate as well as income attributable to subsidiaries exempt from U.S. Federal income taxes.

12. Accrued Liabilities

Niska Partners’ accrued liabilities consist of the following:

	September 30,	March 31,
	2014	2014

Accrued gas purchases	$48,072	$75,454
Accrued interest	20,749	2,037
Employee-related accruals	5,386	22,315
Other accrued liabilities	9,008	11,312
	$83,215	$111,118

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

13. Changes in Assets and Liabilities

Changes in assets and liabilities for the six months ended September 30, 2014 and 2013 consist of the following:

	Six Months Ended
	September 30,
	2014	2013

Margin deposits	$(25,360)	$(3,498)
Trade receivables	4,093	1,670
Accrued receivables	122,578	83,937
Natural gas inventory	(209,331)	(91,744)
Prepaid expenses and other current assets	1,148	1,563
Other assets	—	(63)
Trade payables	(278)	110
Accrued liabilities	(27,010)	17,109
Deferred revenue	11,904	(193)
Other long-term liabilities	(645)	(74)
Net changes in assets and liabilities	$(122,901)	$8,817

14. Supplemental Cash Flow Disclosures

	Six Months Ended
	September 30,
	2014	2013

Interest paid	$4,243	$30,641
Taxes paid	$288	$6

Non-cash changes related to property, plant and equipment	$(395)	$(324)

Non-cash earnings distribution and reinvestment	$12,928	$5,947

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

15. Segment Disclosures

The Company’s process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

Niska Partners operates along functional lines in its commercial, engineering, and operations teams for operations in Alberta, Northern California and the U.S. Mid-continent. All functional lines and facilities offer the same services: fee-based revenue and optimization. The Company has a small retail marketing business which is an extension of the Company’s proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third-party customers. All services are delivered using reservoir storage. The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses. The Company has aggregated its operating segments into one reportable segment as at September 30, 2014 and March 31, 2014 and for each of the three and six months ended September 30, 2014 and 2013.

Information pertaining to the Company’s short-term and long-term contract services and net optimization revenues is presented in the consolidated statements of earnings and comprehensive income. All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, local distribution companies and municipal energy consumers.

The following tables summarize the net revenues and long lived assets by geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net realized revenues
U.S.	$8,022	$11,282	$12,066	$19,775
Canada	12,068	39,213	64,552	67,790
Net unrealized revenues
U.S.	(1,486)	(6,146)	873	6,308
Canada	2,486	(7,486)	(1,024)	178
Write-down of inventory
U.S.	(6,400)	—	(6,400)	—
Canada	(4,100)	—	(4,100)	—
Inter-entity
U.S.	—	—	—	—
Canada	—	—	—	—
	$10,590	$36,863	$65,967	$94,051

	September 30,	March 31,
	2014	2014
Long-lived assets (at period end)

U.S.	$391,069	$397,331
Canada	780,514	839,917
	$1,171,583	$1,237,248

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

16. Subsequent Events

Distributions

On October 29, 2014, the Board of Directors of Niska Partners approved a distribution of $0.35 per common unit, payable on November 20, 2014 to unitholders of record as of November 12, 2014. The total distribution is expected to be approximately $13.1 million. The Carlyle/ Riverstone Funds have indicated their intention to reinvest 100% of their distributions this quarter, which represents a reinvestment of approximately $6.7 million.

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

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires estimates and judgments to be made regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and remained unchanged as of September 30, 2014.

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

Factors that Impact Our Business

During the first six months of the fiscal year ending March 31, 2015, there was a significant reduction in natural gas price volatility from levels which had existed in the winter of 2014. In addition, natural gas markets continued to experience a continued narrowing of the difference between summer and winter prices in the natural gas futures market, which is sometimes referred to as the seasonal spread. These conditions are the result of numerous factors, including, but not limited to: (i) strong injections during the summer months, which resulted in storage filling faster than anticipated; (ii) cooler summer weather patterns which reduced demand for natural gas across North America, (iii) an increase in supply of natural gas, including shale gas, (iv) real or perceived changes in overall supply and demand fundamentals; and (v) the development of new pipeline infrastructure. These market conditions have negatively impacted our revenues in the first six months of fiscal 2015 by lowering demand for long-term and short-term firm contracting and eroding the prices we can charge for those services, as well as reducing the profitability of the opportunities we have to make hedged natural gas purchases for our own account as part of our optimization activities. If low levels of volatility and narrow seasonal spreads persist, our revenues and profitability will be adversely affected to a material extent. In addition, volatility and the seasonal spread affect the price we charge for long-term contracts. Accordingly, as long-term contracts expire in future years, we could be in a situation where new contracts are entered into at lower rates than the expiring contracts, and the impact on revenues could be material.

Our financial statements include goodwill valued at $245.6 million at September 30, 2014, of which $228.0 million relates to our facilities in Alberta and $17.6 million relates to our facility located in Oklahoma. We evaluate goodwill for impairment at March 31 of each year. The declines in volatility and the seasonal spread are expected to materially affect our revenues and profitability in the fiscal year ending March 31, 2015. However, we are not able to determine at this time, with a reasonable degree of certainty, whether these conditions are likely to persist for periods beyond the current fiscal year. Accordingly, we have determined that no interim revaluation of goodwill is required at September 30, 2014. However, we continue to monitor developments in market conditions for seasonal spreads and the market for natural gas storage services. If management determines that less favorable market conditions are likely to remain for more than a temporary period, we could be required to perform an interim goodwill impairment test at December 31, 2014. We will perform our annual impairment test in any event at March 31, 2015. Any impairment of goodwill recognized in either an interim or annual test could be material.

Market conditions for natural gas storage can change rapidly as a result of a number of factors, including weather patterns, overall storage levels across North America and in the markets we serve, natural gas production levels, current and anticipated levels of natural gas supply and demand, and constraints on pipeline infrastructure capacity. Accordingly, current market conditions may not be a reliable predictor of future market conditions. Longer term, we believe several factors will contribute to meaningful growth in North American natural gas demand, including: (i) exports of North American Liquefied Natural Gas, or LNG; (ii) fuel switching for power generation from coal to natural gas; (iii) construction of new gas-fired power plants; and (iv) growth in base-level industrial demand, all of which would bolster the demand for, and the commercial value of, natural gas storage. We are unable to predict the timing or magnitude of such events nor can we predict the ultimate impact they may have on our results of operations.

As noted above, during the winter of the fiscal year ended March 31, 2014, the market for natural gas storage services was dynamic. The extremely cold weather events in the late autumn and during the winter months significantly benefited optimization activities and realized optimization revenues. Following the significant withdrawal of inventory during the winter 2014 storage season, we identified migration of our proprietary cushion gas at one of our facilities. During the second quarter additional migration occurred at our facilities in the normal course of our operations. Cushion gas migration occurs when hydrocarbons move to an area of the storage reservoir where it no longer provides effective support in cycling a facility’s working gas. During the three and six months ended September 30, 2014, we recorded charges to depreciation expense of $5.7 million and $33.6 million, respectively, related to 0.5 Bcf and 3.1 Bcf of proprietary cushion gas estimated to have migrated at our facilities. Using current natural gas prices, we currently estimate that ongoing cushion gas migration could require an annual expenditure of approximately $8 - $10 million. These estimates include assumptions about storage levels and cycling requirements which can vary significantly depending on operating conditions.

Our storage facilities may require additional natural gas to provide temporary pressure support during periods of high activity to meet cycling requirements and performance demands related to our gas in storage. These volumes fluctuate from year to year along with our cycling requirements. These cycling requirements are managed through a combination of strategies which are adapted to changes in natural gas market conditions. Typically, the use of gas to provide temporary pressure support results in net revenue gains because the cost to acquire natural gas in the nearer term is lower than the price of natural gas for future delivery.

Backwardation, a condition where the cost of natural gas in the near term is higher than the price for future delivery, occurred in the winter and spring of 2014 and resulted in an increase in our costs to manage our cycling requirements through temporary pressure support. To mitigate the cost of our forecasted cycling requirements over the next 2 to 6 years, we implemented a hedging program to purchase and lease gas. The expected hedged cost of gas as part of this strategy, for gas to be used for pressure support over the next 2 to 6 years, is currently estimated to be $25 million to $30 million over a 6 year period. In the event that storage market conditions return to more favorable summer/winter differentials, the cost of managing our operational requirements could be reduced during that period.

In May 2014, we entered into a new contract with TransCanada Gas Storage Partnership, or TransCanada, our largest volumetric customer. This new contract replaced a previous storage agreement with TransCanada which provided TransCanada with approximately 40 Bcf of storage capacity at our AECO facilities and had a term that extended to 2030. Under the previous storage agreement both parties had the option to terminate at the end of defined five-year intervals, including April 1, 2015. TransCanada elected to terminate this agreement and entered into a new agreement with us which extends until 2020. The new agreement provides TransCanada with an initial storage capacity of approximately 40 Bcf which will be reduced to approximately 20 Bcf on April 1, 2017. By exercising its early termination rights, TransCanada became obligated to make an early termination payment to us of $26.0 million. This payment has been recognized in long-term firm revenue for the six months ended September 30, 2014. The new rates under the renegotiated contract are lower than the rate in effect for the current fiscal year and are expected to reduce LTF revenues by approximately $13 million in fiscal 2016 compared to revenues recognized in fiscal 2015.

Results of Operations

A summary of financial data for each of the three and six months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Consolidated Statement of Earnings and Comprehensive Income Data:
Revenues:
Fee-based revenue	$15,633	$33,197	$58,387	$64,667
Optimization, net	(5,043)	3,666	7,580	29,384
	10,590	36,863	65,967	94,051
Expenses (income):
Operating	12,062	8,877	23,015	19,321
General and administrative	6,205	9,515	16,279	20,804
Depreciation and amortization	16,012	10,298	65,978	20,631
Interest	12,735	16,397	25,047	32,603
Loss on disposal of assets	20	—	6	—
Foreign exchange (gains) losses	(262)	(410)	(312)	447
Other (income) expense	(2)	(17)	(3)	374
Earnings (loss) before income taxes	(36,180)	(7,797)	(64,043)	(129)

Income tax (benefit) expense	(7,348)	48	(16,240)	(252)

Net earnings (loss) and comprehensive income (loss)	$(28,832)	$(7,845)	$(47,803)	$123

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings (Loss)
Net earnings (loss)	$(28,832)	$(7,845)	$(47,803)	$123
Add/(deduct):
Interest expense	12,735	16,397	25,047	32,603
Income tax (benefit) expense	(7,348)	48	(16,240)	(252)
Depreciation and amortization	16,012	10,298	65,978	20,631
Non-cash compensation expense	993	—	1,243	—
Unrealized risk management (gains) losses	(999)	13,632	151	(6,486)
Loss on disposal of assets	20	—	6	—
Foreign exchange (gains) losses	(262)	(410)	(312)	447
Other (income) expense	(2)	(17)	(3)	374
Write-down of inventory	10,500	—	10,500	—
Adjusted EBITDA	2,817	32,103	38,567	47,440

Less:
Cash interest expense, net	11,822	15,562	23,222	30,933
Income taxes paid	288	6	288	6
Maintenance capital expenditures	1,061	902	1,460	959
Other (income) expense	(2)	(17)	(3)	374
Cash Available for Distribution	$(10,352)	$15,650	$13,600	$15,168

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

Revenues for each of the three and six months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Long-term contract revenue	$14,101	$20,287	$54,584	$40,883
Short-term contract revenue	1,532	12,910	3,803	23,784
Fee-based revenue	$15,633	$33,197	$58,387	$64,667

Realized optimization, net	$4,458	$17,298	18,231	22,898
Unrealized risk management gains (losses)	999	(13,632)	(151)	6,486
Write-down of inventory	(10,500)	—	(10,500)	—
Optimization revenue, net	$(5,043)	$3,666	$7,580	$29,384

Changes in revenue in the quarter were primarily attributable to the following:

Long-term contract revenue.  LTF revenue for the three months ended September 30, 2014 decreased by $6.2 million (30%) compared to the three months ended September 30, 2013 as a result of lower fees realized and less capacity allocated to this strategy in the current period compared. LTF revenue for the six months ended September 30, 2014 increased by $13.7 million (34%) compared to the same period last year. The year to date increase was due to the one-time, early termination payment of $26.0 million received from TransCanada. This was partially offset by lower demand fees and lower capacity allocated to our LTF strategy. Approximately 17 Bcf less capacity was allocated to this strategy in the current period compared to the prior year period.

Short-term contract revenue.  STF revenue for the three months ended September 30, 2014 declined by $11.4 million (88%) when compared to the three months ended September 30, 2013. STF revenue for the six months ended September 30, 2014 decreased by $20.0 million (84%) compared to the same period last year. The current quarter and year to date STF rates continued to be negatively impacted by the suppressed spread environment. The decrease for the six months ended September 30, 2014 was additionally impacted by certain transactions with lower contract rates which were entered into during the fourth quarter of fiscal 2014 to mitigate withdrawal risk. The effect of these contracts, which continued into first quarter of fiscal 2015, resulted in lower STF revenues when compared to the same period in the prior year.

Optimization Revenue.  Optimization revenue for the three months ended September 30, 2014 decreased to ($5.0) million from $3.7 million in the second quarter of fiscal 2014. Optimization revenue for the six months ended September 30, 2014 decreased to $7.6 million from $29.4 million in fiscal 2014. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For financial reporting purposes, our net optimization revenue include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenue to fluctuate from period to period. However, because all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by realized gains from the sale of physical inventory.

Realized Optimization Revenue, net.  Net realized optimization revenue for the three months ended September 30, 2014 decreased by $12.8 million compared to second quarter of the previous year. Net realized optimization revenue for the six months ended September 30, 2014 decreased by $4.7 million compared to fiscal 2014. The timing of settlement of financial hedges and their relative positioning in each year impacted the gains realized on a three and six month basis. The three and six month period ended September 30, 2014 also included $2.7 million and $6.1 million in optimization revenue related to our marketing business, compared to $2.1 million and $4.6 million realized during the three and six months period ended September 30, 2013. Revenue for the three and six months ended September 30, 2014 exceeded last year as a result of a stronger residential market in Western Canada.

Unrealized Risk Management Gains (Losses). Limited volatility in the forward market has resulted in lower mark to market fluctuations during the three and six months ended September 30, 2014. Unrealized risk management gains in the three month period ended September 30, 2014 resulted from increases in the value of financial hedges as a result of natural gas prices declining relative to average sales contract prices in future months, reduced by the settlement of in the money hedges during the quarter. Unrealized risk management losses in the six month period ended September 30, 2014 resulted from the reversal of losses from the previous fiscal year, offset by gains in the current quarter.

Unrealized risk management losses in the three month period ended September 30, 2013 resulted from decreases in the value of financial hedges due to natural gas prices increasing relative to average sales contract prices in future months. Unrealized risk management gains in the six month period ended September 30, 2013 resulted from increases in the value of financial hedges as a result of natural gas prices decreasing relative to average sales contract prices in future months.

The three and six months period ended September 30, 2014 also included $1.4 million and $5.3 million in unrealized risk management gains related to our retail marketing business, compared to a $3.5 million in unrealized risk management gains and $0.2 million in unrealized risk management losses during the three and six month period ended September 30, 2013.

Write-Down of Inventory. Natural gas prices fell during the quarter ended September 30, 2014. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. With the realization of hedges positioned in the quarter and the positioning of new hedges at lower values in future periods the market value of our inventories became less than the carrying cost. Accordingly, we wrote down our proprietary inventories by $10.5 million.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Lease costs and property taxes	$4,088	$3,583	$7,781	$7,208
Fuel and electricity	5,028	1,953	8,553	5,504
Salaries and benefits	1,364	1,882	3,039	3,703
Maintenance	1,006	776	2,058	1,601
General operating costs	576	683	1,584	1,305
Total operating expenses	$12,062	$8,877	$23,015	$19,321

Operating expenses for the three months ended September 30, 2014 increased by $3.2 million (36%) compared to the three months ended September 30, 2013. Operating expenses for the six months ended September 30, 2014 increased by $3.7 million (19%) compared to the six months ended September 30, 2013. Fuel and electricity costs increased compared to the prior period as a result of increased consumption of fuel gas and electricity to fill our reservoirs following the drawdown of inventories to low levels from the previous winter. Higher maintenance costs resulted from heavy usage of equipment following the drawdown of inventories in fiscal 2014.

General and Administrative Expenses

General and administrative expenses for the three and six months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Compensation costs	$2,683	$6,856	8,909	$13,933
General costs, including office and information technology costs	1,137	805	2,290	2,013
Legal, audit and regulatory costs	2,385	1,854	5,080	4,858
Total general and administrative expenses	$6,205	$9,515	$16,279	$20,804

General and administrative expenses for the three months ended September 30, 2014 decreased by $3.3 million (35%) compared to the three months ended September 30, 2013. General and administrative expenses for the six months ended September 30, 2014 decreased by $4.5 million (22%) compared to the six months ended September 30, 2013. In both instances costs decreased principally as a result of lower incentive compensation accruals.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2014 increased by $5.7 million compared to the three months ended September 30, 2013. Depreciation and amortization expense for the six months ended September 30, 2014 increased by $45.3 million compared to the same period last year. The increases for the three and six month periods reflected the provisions for cushion migration noted above. In addition, a provision of $11.7 million for amortization of intangible assets related to the TransCanada contract termination was recorded in the first quarter.

Interest Expense

Interest expense for the three and six months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Interest on Senior Notes	$9,344	$14,284	$18,687	$28,568
Interest on revolving credit facilities	2,324	1,143	4,303	1,948
Amortization of deferred charges	913	835	1,825	1,670
Other interest	154	135	232	417
Total interest expenses	$12,735	$16,397	$25,047	$32,603

Interest expense for the three months ended September 30, 2014 decreased by $3.6 million (22%) compared to the three months ended September 30, 2013. Interest expense for the six months ended September 30, 2014 decreased by $7.6 million (23%) compared to the six months ended September 30, 2013. The decreases in interest on our Senior Notes resulted from a lower interest rate and lower outstanding balances during the current fiscal year compared to the same periods in the prior year. In the three and six months ended September 30, 2014 the Senior Notes consisted of $575.0 million of 6.5% Senior Notes due in 2019. During the same period last year, the Senior Notes consisted of $643.8 million of 8.875% Senior Notes which were redeemed in March 2014. These decreases were partially offset by higher interest on our revolving credit facilities due to higher utilization.

Income Taxes

Tax benefits increased by $7.4 million and $16.0 million compared to the three and six months ended September 30, 2013 due to an increase in losses recognized associated in Canadian taxable entities.

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

Our principal debt covenant is our fixed charge coverage ratio, or FCCR, which is included in both our $400 million Credit Agreement and the indenture to our 6.50% Senior Notes. When our FCCR, which is calculated quarterly on a trailing-twelve months basis by dividing consolidated adjusted earnings before interest, taxes, depreciation and amortization by fixed charges, which are measured as interest expense plus the amount of interest capitalized, but giving pro forma credit for all of the previous twelve months for certain debt purchases and acquisitions, is less than 2.0 to 1.0, we are restricted in our ability to issue new debt. However, this restriction does not affect our ability to access our existing $400 million credit facility, or to amend, extend or replace that facility. When our FCCR is below 1.75 to 1.0, we are restricted in our ability to pay distributions. At September 30, 2014, our FCCR was 2.6 to 1.0. If our FCCR were to be below 1.75 to 1.0, we would be permitted thereafter to pay $75 million of distributions. This $75 million amount is cumulative for all periods that our FCCR is below 1.75 to 1.0.

The appropriateness and amount of distributions are determined by our board of directors on a quarterly basis.

The $400 million Credit Agreement has a maturity date of June 29, 2016. Borrowing costs under this agreement are based off of a pricing grid which relates to certain leverage levels to determine interest rates. At September 30, 2014, we had $243.5 million in borrowings, $19.8 million committed in support of letters of credit and $136.7 million of unutilized capacity related to our credit facility.

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

Cash Flows from Operations and Investing Activities

The following table summarizes our sources and uses of cash for the six months ended September 30, 2014 and 2013, respectively:

	Six Months Ended
	September 30,
	2014	2013
	(unaudited)

Operating Activities:
Net earnings (loss)	$(47,803)	$123
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Unrealized foreign exchange (gains) losses	(66)	370
Deferred income tax benefit	(16,249)	(252)
Unrealized risk management losses (gains)	151	(6,486)
Depreciation and amortization	65,978	20,631
Deferred charges amortization	1,825	1,670
Gain on disposal of assets	(14)	—
Non-cash compensation expense	1,243	—
Write-down of inventory	10,500	—
Changes in assets and liabilities	(122,901)	8,817
Net cash (used in) provided by operating activities	(107,336)	24,873

Net cash used in investing activities	(1,684)	(915)

Net cash provided by (used in) financing activities	108,762	(26,438)

Effect of translation of foreign currency on cash and cash equivalents	(112)	59

Net (Decrease) Increase in Cash and Cash Equivalents	$(370)	$(2,421)

The variability in net cash provided by operating activities is primarily due to fluctuating market conditions that exist in any particular fiscal period, which impacts the margins and fees for our fee-based and optimization activities. This impacts our decision to buy or sell significant volumes of inventory or hold existing inventories over a fiscal period end and sell them in the future if there is an economic incentive to do so.

During the six months ended September 30, 2014, we realized a decrease in cash from operations compared to the six months ended September 30, 2013. The decrease resulted principally from the timing of our margin requirements and the purchase of proprietary inventory.

Net changes in assets and liabilities consisted of the following:

	Six Months Ended
	September 30,
	2014	2013
	(unaudited)

Margin deposits	$(25,360)	$(3,498)
Trade receivables	4,093	1,670
Accrued receivables	122,578	83,937
Natural gas inventory	(209,331)	(91,744)
Prepaid expenses and other current assets	1,148	1,563
Other assets	—	(63)
Trade payables	(278)	110
Accrued liabilities	(27,010)	17,109
Deferred revenue	11,904	(193)
Other long-term liabilities	(645)	(74)
Net changes in assets and liabilities	$(122,901)	$8,817

As noted above, net changes in assets and liabilities can fluctuate significantly from period to period and is primarily affected by timing differences between the purchase and sale of natural gas inventory, including margin requirements and cash settlement on related risk management instruments, and the timing of collections from our customers.

Investing Activities

Substantially all of our cash used for investing activities consisted of capital expenditures in each of the six months ended September 30, 2014 and 2013. Capital expenditures in each six month period consisted of the following:

	Six Months Ended
	September 30,
	2014	2013
	(unaudited)

Maintenance capital	$1,460	$959
Expansion capital	633	280
Total capital expenditures	2,093	1,239

Non-cash change in capital expenditures	(395)	(324)

Proceeds from sale of assets	(14)	—
Net cash used in investing activities	$1,684	$915

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

At September 30, 2014, 67.0 Bcf of natural gas inventory was economically hedged, representing 99.1% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of inventory would increase by $67.6 million, the fair value or mark-to-market value of our economic hedges would decrease by $67.0 million, and the impact due to the non-economically hedged position would be $0.6 million. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of inventory would decrease by $67.6 million while the fair value of our economic hedges would increase by $67.0 million and the impact due to the non-economically hedged position would be $0.6 million.

At September 30, 2014, we were exposed to interest rate risk resulting from the variable rates associated with our $400 million Credit Agreement. A balance of $243.5 million was drawn on the credit facilities at September 30, 2014. The interest rate applicable on the credit facilities is subject to change based on certain ratios and the magnitude of our drawings on the facility. At September 30, 2014, a one percent increase or decrease in interest rates would have an impact of approximately $2.4 million on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and the CFO have concluded that our controls and procedures were effective as of September 30, 2014. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NISKA GAS STORAGE PARTNERS LLC

Date: October 31, 2014	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)