Form 10-Q
period 2014-12-31
Niska Gas Storage Partners LLC
filed 2015-02-03
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

As of February 2, 2015, there were 37,988,724 Common Units outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Revenues:
Fee-based revenue	$15,628	$30,484	$74,015	$95,151
Optimization, net	23,591	(4,637)	31,171	24,746
	39,219	25,847	105,186	119,897
Expenses (income):
Operating	9,434	8,426	32,451	27,747
General and administrative	4,233	9,361	20,513	30,164
Depreciation and amortization	41,752	10,518	107,730	31,149
Interest	13,182	17,114	38,229	49,718
Impairment of goodwill	245,604	—	245,604	—
Foreign exchange losses	344	160	32	606
Other (income) expense	(72)	(14)	(72)	360

EARNINGS (LOSS) BEFORE INCOME TAXES	(275,258)	(19,718)	(339,301)	(19,847)
Income tax benefit	(15,635)	(6,309)	(31,875)	(6,561)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(259,623)	$(13,409)	$(307,426)	$(13,286)

Net earnings (loss) allocated to:

Managing Member	$(4,677)	$(260)	$(5,573)	$(256)
Common unitholders	$(254,946)	$(13,149)	$(301,853)	$(13,030)

Earnings (loss) per unit allocated to common unitholders - basic and diluted	$(6.85)	$(0.37)	$(8.27)	$(0.37)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	December 31,	March 31,
	2014	2014
ASSETS
Current assets
Cash and cash equivalents	$8,380	$7,704
Margin deposits	3,193	32,626
Trade receivables	2,922	5,760
Accrued receivables	37,742	150,628
Natural gas inventory	209,365	75,140
Prepaid expenses and other current assets	7,433	4,330
Short-term risk management assets	76,997	20,949
	346,032	297,137
Long-term assets
Property, plant and equipment, net of accumulated depreciation	825,562	908,274
Goodwill	—	245,604
Intangible assets, net of accumulated amortization	44,675	65,462
Deferred charges, net of accumulated amortization	11,915	14,640
Other assets	3,546	3,268
Long-term risk management assets	24,050	4,806
	909,748	1,242,054
TOTAL	$1,255,780	$1,539,191

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Revolving credit facilities	$240,500	$119,500
Current portion of obligations under capital lease	1,329	1,299
Trade payables	545	1,023
Current portion of deferred taxes	5,612	5,678
Deferred revenue	4,043	6,036
Accrued liabilities	41,072	111,118
Short-term risk management liabilities	40,112	19,105
	333,213	263,759
Long-term liabilities
Long-term risk management liabilities	18,367	12,209
Asset retirement obligations	2,407	1,975
Other long-term liabilities	1,167	1,809
Deferred income taxes	87,428	119,373
Obligations under capital lease	9,926	10,926
Long-term debt	575,000	575,000
	694,295	721,292
Members’ equity (deficit)
Common units	(39,972)	279,604
Managing Member’s interest	268,244	274,536
	228,272	554,140
Commitments and contingencies (Note 2)
TOTAL	$1,255,780	$1,539,191

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	December 31,
	2014	2013

Operating Activities
Net earnings (loss)	$(307,426)	$(13,286)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Unrealized foreign exchange losses	260	830
Deferred income tax benefit	(31,938)	(6,561)
Unrealized risk management (gains) losses	(48,127)	22,447
Depreciation and amortization	107,730	31,149
Deferred charges amortization	2,738	2,506
Gain on disposal of assets	(64)	—
Non-cash compensation expense	1,687	—
Impairment of goodwill	245,604	—
Write-downs of inventory	42,200	—
Changes in non-cash working capital	(105,338)	(67,961)
Net cash used in operating activities	(92,674)	(30,876)

Investing Activities
Property, plant and equipment expenditures	(5,466)	(1,662)
Purchase of customer contracts	—	(2,007)
Proceeds on sale of assets	14	—
Net cash used in investing activities	(5,452)	(3,669)

Financing Activities
Proceeds from revolver drawings	652,700	452,000
Revolver payments	(531,700)	(390,000)
Repayments of obligations under capital lease	(970)	(941)
Payments of financing costs	(880)	(100)
Distributions to unitholders	(20,105)	(27,631)
Net cash provided by financing activities	99,045	33,328

Effect of translation on foreign currency cash and cash equivalents	(243)	(221)
Net increase (decrease) in cash and cash equivalents	676	(1,438)
Cash and cash equivalents, beginning of period	7,704	10,610
Cash and cash equivalents, end of period	$8,380	$9,172

Supplemental cash flow disclosures (Note 15)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

			Managing
	Common	Subordinated	Member
	Units	Units	Interest	Total

Balance, April 1, 2013	$321,642	$265,877	$9,858	$597,377
Cancellation of subordinated units	—	(265,877)	265,877	—
Net earnings (loss)	(13,030)	—	(256)	(13,286)
Distributions to unitholders	(38,938)	—	(784)	(39,722)
Issuance of common units	11,860	—	—	11,860
Balance, December 31, 2013	$281,534	$—	$274,695	$556,229

Balance, April 1, 2014	$279,604	$—	$274,536	$554,140
Net earnings (loss)	(301,853)	—	(5,573)	(307,426)
Distributions to unitholders	(38,986)	—	(751)	(39,737)
Issuance of common units	19,608	—	—	19,608
Non-cash equity contribution from parent	480	—	10	490
Non-cash compensation expense	1,175	—	22	1,197
Balance, December 31, 2014	$(39,972)	$—	$268,244	$228,272

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

1. Organization and Basis of Presentation

Organization

Niska Gas Storage Partners LLC (“Niska Partners” or the “Company”) is a publicly traded Delaware limited liability company (NYSE:NKA) which independently owns and/or operates natural gas storage assets in North America. The Company operates the AECO Hub™, which consists of the Countess and Suffield gas storage facilities in Alberta, Canada and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Each of these facilities markets natural gas storage services in addition to optimizing storage capacity with proprietary gas purchases.

At December 31, 2014, Niska Partners had 37,988,724 common units outstanding. Of this amount, 20,488,525 common units are owned by affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (collectively, the “Carlyle/Riverstone Funds”), which include Niska Holdings, L.P. and Niska Sponsor Holdings Cȯȯpertief, U.A., along with a 1.80% Managing Member’s interest in the Company and all of the Company’s Incentive Distribution Rights (“IDRs”). Including all of the common units owned by the Carlyle/Riverstone Funds, along with the 1.80% Managing Member’s interest, the Carlyle/Riverstone Funds have a 54.76% ownership interest in the Company excluding the IDRs, which are a variable interest. The remaining 17,500,199 common units, representing a 45.24% ownership interest excluding the IDRs, were owned by the public.

Basis of Presentation

The accounting policies applied in these unaudited interim financial statements are consistent with the policies applied in the consolidated financial statements of Niska Partners and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except for the balance sheet at March 31, 2014 which is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of December 31, 2014, the results of Niska Partners’ operations for the three and nine months ended December 31, 2014 and 2013, along with its cash flows for the nine months ended December 31, 2014 and 2013. The results of operations for the three and nine months ended December 31, 2014 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2015. The optimization of proprietary gas purchases is seasonal with the majority of the revenues and costs associated with the physical sale of proprietary gas generally occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

2. Commitments and Contingencies

Commitments

Niska Partners has entered into non-cancelable operating leases for temporary pressure-support gas, office space, land-use rights at its operating facilities, storage capacity at other facilities, equipment, and vehicles used in its operations. The remaining lease terms expire between February 2015 and February 2058 and require the payment of taxes, insurance and maintenance by the lessee.

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

3. Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board adopted Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under the new rules, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The rules also require more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These rules are effective for interim and annual periods in fiscal years beginning after December 15, 2016. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

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

5. Goodwill

Niska Partners is required to perform an annual impairment test with respect to the valuation of its goodwill, a test which is performed at the Company’s fiscal year end of March 31.  However, the Company is also required to evaluate on an interim basis whether there are factors which indicate that economic and/or business conditions have deteriorated such that the value of its goodwill has declined since its most recent annual test.  During the three months ended December 31, 2014, the Company concluded that a number of factors, including the continued narrow difference between summer and winter prices in the natural gas futures market,  combined with a significant reduction in natural gas price volatility and a significant decline in the Company’s equity market capitalization were impairment indicators.  Management is unable to predict whether these factors will reverse in periods beyond the current fiscal year.  Therefore, management performed an interim goodwill impairment test.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

5. Goodwill (continued)

The goodwill impairment test is performed at a reporting unit level.  Reporting units are identified and distinguished based on how the associated business is managed, taking into consideration the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.  Niska Partners has four reporting units (its AECO HubTM facility in Alberta, its Wild Goose facility in California, its Salt Plains facility in Oklahoma and its contractual capacity on the Natural Gas Pipeline of America (“NGPL”) system).  These reporting units are aggregated into one operating segment for financial reporting purposes.  Prior to the impairment test, Niska Partners’ total goodwill of $245.6 million was recorded at the AECO HubTM facility ($228.0 million) and the NGPL capacity ($17.6 million).  There was no goodwill recorded at the Wild Goose or Salt Plains facilities.

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

The Company determined the fair value of the AECO HubTM and NGPL reporting units using a combination of the present value of future cash flows method and the comparable transactions method. The present value of future cash flows was estimated using: (i) discrete financial forecasts, which rely on management’s estimates of revenue, expenses and volumes; (ii) long-term natural gas volatility and seasonal spreads; (iii) long-term average exchange rates between the United States dollar and the Canadian dollar; and (iv) appropriate discount rates. The comparable transactions method analyzed other purchases of similar assets and considered: (i) the anticipated cash flows of the Company determined above; (ii) recent transaction multiples based on anticipated cash flows; and (iii) the similarity of comparable transactions to the Company’s facilities.  Specifically, the Company used experience and forecasted amounts to estimate cycling volumes and expenses, the future summer to winter spreads which reflects its longer-term outlook, and extrinsic values consistent with those achieved in the business to estimate future revenue.  The Company also used a comparable transaction multiple consistent with recent transactions for depleted reservoir storage facility acquisitions (the type of facilities comparable to the Company’s AECO HubTM facility).  Both the AECO HubTM and the NGPL reporting units failed step one of the goodwill impairment test; therefore, the second step of impairment test was performed.

In step two, the Company compared the implied fair value of each reporting unit’s goodwill with the respective carrying amount of that goodwill. Under step two of the impairment test, significant assumptions in measuring the fair value of the assets and liabilities include: (i) the replacement cost, depreciation and obsolescence and useful lives of property, plant and equipment; and (ii) the present value of incremental cash flows attributable to certain intangible assets. Based on the step two analysis, the Company determined its goodwill balance was fully impaired.

The allocation of goodwill balances and related impairment charges by reporting unit consists of the following:

	AECO Hub TM	NGPL Leased Capacity	Total
Balance, April 1, 2014	$228,004	$17,600	$245,604
Impairment charges	(228,004)	(17,600)	(245,604)
Balance, December 31, 2014	$—	$—	$—

The Company also considered the goodwill impairment an indicator of impairment related to the long-lived assets associated with the AECO HubTM facility. Accordingly, these assets were evaluated for impairment prior to completing the goodwill valuation and management concluded that it was more likely than not that no impairment of other long-lived assets had occurred.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Debt

Niska Partners’ debt obligations consist of the following:

	December 31,	March 31,
	2014	2014

Senior Notes due 2019	$575,000	$575,000
Revolving credit facilities	240,500	119,500
Total	815,500	694,500
Less portion classified as current	(240,500)	(119,500)
	$575,000	$575,000

Senior Notes due 2019

In March 2014, Niska Partners completed a private placement of senior unsecured notes due 2019 (the “6.50% Senior Notes” or “Notes”) through its subsidiaries Niska Gas Storage Finance Corp. and Niska Gas Storage Canada ULC (together, the “Issuers”). The 6.50% Senior Notes are senior unsecured obligations which are: (1) effectively junior to Niska Partners’ secured obligations to the extent of the value of the collateral securing such debt; (2) equal in right of payment with all existing and future senior unsecured indebtedness of the Company; and (3) senior in right of payment to any future subordinated indebtedness of Niska Partners. The 6.50% Senior Notes are fully and unconditionally guaranteed by Niska Partners and certain of its direct and indirect subsidiaries on a senior unsecured basis, and are: (1) effectively junior to each guarantor’s secured obligations; (2) equal in right of payment with all existing and future senior unsecured indebtedness of each guarantor; and (3) senior in right of payment to any future subordinated indebtedness of each guarantor.

Interest on the 6.50% Senior Notes is payable semi-annually on October 1 and April 1, and will mature on April 1, 2019. As of December 31, 2014, the estimated fair market value of the Notes was $439.9 million.

Prior to October 1, 2016, the Company has the option to redeem up to 35% of the aggregate principal amount of the 6.50% Senior Notes using net cash proceeds from certain equity offerings at a price of 106.5% plus accrued and unpaid interest. The Company may also redeem all or a part of the 6.50% Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.25% during the twelve-month period beginning on October 1, 2016, 101.625% during the twelve-month period beginning on October 1, 2017 and at par beginning on October 1, 2018, plus accrued and unpaid interest. The Company is not required to make mandatory redemptions or sinking fund payments with respect to the 6.50% Senior Notes.

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

As of December 31, 2014, the fixed charge coverage ratio was 2.0 to 1.0 and the indenture governing the Notes would have permitted the Company to distribute approximately $377.0 million. The fixed charge amount used in the calculation of fixed charge coverage ratio was calculated on a pro-forma basis, taking into account the redemption of the 8.875% Senior Notes due 2018 as if the redemption had occurred on January 1, 2014. The indenture does not prohibit certain types or amounts of restricted payments, including a general basket of $75.0 million of restricted payments.

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

As of December 31, 2014, $240.5 million in borrowings, with a weighted average interest rate of 3.67% (March 31, 2014 - $119.5 million of borrowings had a weighted average interest rate of 3.56%), were outstanding under the credit facilities. Amounts committed in support of letters of credit totaled $21.7 million at December 31, 2014 (March 31, 2014 - $4.8 million). Any borrowings under the $400 million Credit Agreement are classified as current.

The Credit Agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of December 31, 2014, the borrowing base collateral totaled $361.1 million.

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

The credit agreement also includes a covenant that requires the maintenance of a fixed charge coverage ratio of 1.1 to 1.0 at the end of each fiscal quarter when excess availability under both revolving credit facilities is less than 15% of the aggregate amount of availability under both revolving credit facilities.  When the Company’s fixed charge coverage ratio is below 1.1 to 1.0, the Company will be unable to borrow the last 15% of availability under the revolving credit facility without triggering an event of default.  The credit agreement provides that, upon the occurrence of certain events of default, including a covenant default, the Company’s obligations thereunder may be accelerated and the lending commitments terminated.

As of December 31, 2014, Niska Partners was in compliance with all covenant requirements under the indenture governing the 6.50% Senior Notes and the $400 million Credit Agreement.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the 6.50% Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners and have no restricted assets as of December 31, 2014.

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

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 Bcf. At December 31, 2014, 60.3 Bcf of natural gas inventory was offset with financial contracts, representing 98.7% of total inventory. At March 31, 2014, 18.4 Bcf of natural gas inventory was offset with financial contracts, representing 97.2% of total inventory. As of December 31, 2014 and March 31, 2014, the volumes of inventories which were economically hedged using each type of contract were:

	December 31,	March 31,
	2014	2014

Forwards	2.8 Bcf	(1.4) Bcf
Futures	57.5 Bcf	20.1 Bcf
Swaps	—	(0.3) Bcf
Options	—	—
	60.3 Bcf	18.4 Bcf

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

7. Risk Management Activities and Financial Instruments (continued)

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment. For the nine months ended December 31, 2014 and 2013, no doubtful accounts expense was recognized as a result of receivables deemed to be uncollectible. It is management’s opinion that allowance for doubtful accounts of $ nil and $0.4 million were required as of December 31, 2014 and March 31, 2014, respectively, on the Company’s accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Credit risk is assessed prior to transacting with any counterparty and each counterparty is required to maintain an investment grade rating, provide a parental guarantee from an investment grade parent, or provide an alternative method of financial assurance (letter of credit, cash, etc.) to support proposed transactions. In addition, the Company’s tariffs contain provisions that permit it to take title to a customer’s inventory should the customer’s account remain unpaid for an extended period of time. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 58.2% and 40.5% of gross revenues for the nine months ended December 31, 2014 and 2013, respectively, is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default.

Exchange traded futures and options comprise approximately 80.6% of Niska Partners’ commodity risk management assets at December 31, 2014. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At December 31, 2014, Niska Partners was exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $240.5 million was drawn.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

7. Risk Management Activities and Financial Instruments (continued)

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the U.S. dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows exceed Canadian currency inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at December 31, 2014 was $26.9 million (March 31, 2014 - $13.0 million). These contracts expire on various dates from January 1, 2015 through June 1, 2016. Niska Partners has not elected hedge accounting treatment, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at December 31, 2014 and March 31, 2014:

	Energy	Currency
December 31, 2014	Contracts	Contracts	Total

Short-term risk management assets	$75,604	$1,393	$76,997
Long-term risk management assets	23,538	512	24,050
Short-term risk management liabilities	(40,112)	—	(40,112)
Long-term risk management liabilities	(18,367)	—	(18,367)
	$40,663	$1,905	$42,568

	Energy	Currency
March 31, 2014	Contracts	Contracts	Total

Short-term risk management assets	$18,939	$2,010	$20,949
Long-term risk management assets	4,260	546	4,806
Short-term risk management liabilities	(18,945)	(160)	(19,105)
Long-term risk management liabilities	(12,209)	—	(12,209)
	$(7,955)	$2,396	$(5,559)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

7. Risk Management Activities and Financial Instruments (continued)

Information about the Company’s risk management assets and liabilities that had netting or rights of offset arrangements is as follows:

December 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$280,764	$(181,622)	$99,142	$(80,539)	$18,603
Currency derivatives	2,681	(776)	1,905	(940)	965
Total assets	283,445	(182,398)	101,047	(81,479)	19,568
Liabilities
Commodity derivatives	240,101	(181,622)	58,479	(52,583)	5,896
Currency derivatives	776	(776)	—	—	—
Total liabilities	240,877	(182,398)	58,479	(52,583)	5,896

Net	$42,568	$—	$42,568	$(28,896)	$13,672

March 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$113,175	$(89,976)	$23,199	$(15,101)	$8,098
Currency derivatives	2,851	(295)	2,556	(2,556)	—
Total assets	116,026	(90,271)	25,755	(17,657)	8,098
Liabilities
Commodity derivatives	121,130	(89,976)	31,154	(21,705)	9,449
Currency derivatives	455	(295)	160	(160)	—
Total liabilities	121,585	(90,271)	31,314	(21,865)	9,449

Net	$(5,559)	$—	$(5,559)	$4,208	$(1,351)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

7. Risk Management Activities and Financial Instruments (continued)

The Company expects to recognize risk management assets and liabilities outstanding at December 31, 2014 into net earnings and comprehensive income in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total

Fiscal year ending March 31, 2015	$22,153	$271	$22,424
Fiscal year ending March 31, 2016	12,573	1,122	13,695
Fiscal year ending March 31, 2017	4,486	512	4,998
Thereafter	1,451	—	1,451
	$40,663	$1,905	$42,568

Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013	Classification
Energy contracts
Realized	$3,785	$(559)	$18,864	$7,131	Optimization, net
Unrealized	47,546	(29,803)	48,618	(22,947)	Optimization, net
Currency contracts
Realized	277	116	1,342	1,712	Optimization, net
Unrealized	732	870	(491)	500	Optimization, net
	$52,340	$(29,376)	$68,333	$(13,604)

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

Fair values have been determined as follows for Niska Partners financial assets and liabilities that were accounted for or disclosed at fair value on a recurring basis:

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$99,142	$—	$99,142
Currency derivatives	—	1,905	—	1,905
Goodwill	—	—	—	—
Total assets	$—	$101,047	$—	$101,047
Liabilities
Commodity derivatives	$—	$58,479	$—	$58,479
Currency derivatives	—	—	—	—
Long-term debt	—	439,875	—	439,875
Total liabilities	$—	$498,354	$—	$498,354

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$23,199	$—	$23,199
Currency derivatives	—	2,556	—	2,556
Total assets	$—	$25,755	$—	$25,755
Liabilities
Commodity derivatives	$—	$31,154	$—	$31,154
Currency derivatives	—	160	—	160
Long-term debt	—	570,700	—	570,700
Total liabilities	$—	$602,014	$—	$602,014

The Company’s derivative assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2. The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach. The key inputs used in Niska Partners’ valuation models include transaction-specific details such as notional volumes, contract prices and contract terms as well as forward market prices and basis differentials for natural gas obtained from third-party service providers (typically the New York Mercantile Exchange, or NYMEX). There were no changes in Niska Partners’ approach to determining fair value and there were no transfers out of Level 2 during the periods ended December 31, 2014 and March 31, 2014.

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are supported by observable market transactions when available.

Non-financial assets and liabilities are re-measured at fair value on a non-recurring basis.  During the three-months ended December 31, 2014, the Company wrote down goodwill to its estimated fair value of $nil, which is classified as a Level 3 measurement in the table above.  There were no other non-financial assets or liabilities recorded at fair value as of December 31, 2014.

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

Distribution Reinvestment Plan

During the nine months ended December 31, 2014, unitholders, substantially all of which were comprised of the Carlyle/Riverstone Funds, elected to participate in the distribution reinvestment plan and were issued 2,243,664 common units (nine months ended December 31, 2013 — 808,955 common units) in lieu of receiving cash distributions of $19.6 million (nine months ended December 31, 2013 — $12.0 million).

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

9. Members’ Equity (continued)

Class D Partnership Units (continued)

For the three and nine months ended December 31, 2014, non-cash compensation expense amounted to $nil and $0.5 million, respectively, related to the Class D Units.

Unit-Based Performance Plan

The Company maintains a compensatory unit-based performance plan (“the Plan”) to provide long-term incentive compensation for certain employees and directors and to align their economic interest with those of common unitholders.  The Plan permits the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards covering an aggregate of 3,380,474 units.  As of December 31, 2014, there were 425,926 units (March 31, 2014 - 1,483,708 units) available for grant.

Unit-based awards that are expected to be settled in cash are classified as liabilities. The fair value of the units granted is determined on the date of grant and is re-measured at each reporting period until the settlement date. The fair value at each re-measurement date is equal to the settlement expected to be incurred based on the anticipated number of units vested adjusted for (i) the passage of time and (ii) the payout threshold associated with the performance targets which the Company expects to achieve compared to its established peers. The pro-rata number of units vested is calculated as the number of performance awards multiplied by the percentage of the requisite service period.

Unit-based awards that are expected to be settled in units are classified as equity.  The fair value of the units granted is determined on the date of grant and is amortized to equity using the straight-line method over the vesting period.  Each equity settled award permits the holder to receive one common unit on the vesting date.

All of the granted unit-based awards have the right to receive additional units in lieu of cash distributions paid on the outstanding units.  The typical vesting period ranges from two to three years from the date of grant.

The following tables summarize the Company’s unit-based awards outstanding and nonvested unit-based awards as of December 31, 2014:

	Number of Time- Based Units	Number of Performance-Based Units	Total Units
Unit-based awards outstanding - March 31, 2014	835,360	487,200	1,322,560
Granted	914,045	—	914,045
Exercised	(501,883)	(238,204)	(740,087)
Forfeited	(161,597)	(64,638)	(226,235)
Distribution equivalent rights	113,416	30,321	143,737
Unit-based awards outstanding - December 31, 2014	1,199,341	214,679	1,414,020

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

9. Members’ Equity (continued)

Unit Based Performance Plan (continued)

	Number of Time- Based Units	Number of Performance-Based Units	Total Units
Nonvested unit-based awards - March 31, 2014	466,858	312,764	779,622
Granted	914,045	—	914,045
Vested	(133,380)	(63,769)	(197,149)
Forfeited	(159,737)	(62,778)	(222,515)
Distribution equivalent rights	111,555	28,462	140,017
Nonvested unit-based awards December 31, 2014	1,199,341	214,679	1,414,020

As of December 31, 2014, there was $5.9 million of total unrecognized compensation cost related to nonvested unit-based awards granted that were subject to both time and performance conditions. This cost is expected to be recognized over the next three years.

Information on the weighted average unit price at grant date and number of unit-based awards granted is as follows:

	Nine Months Ended
	December 31,
	2014	2013
Weighted average price per unit at grant date	$9.43	$12.68
Number of unit based awards granted	914,045	438,036

Compensation related to unit-based awards for the three and nine months ended December 31, 2014 included recoveries of $2.1 million and  $1.7 million, respectively (expenses of $2.1 million and $8.7 million for the three and nine months ended December 31, 2013, respectively). Amounts paid to employees for unit-based awards settled in cash for the nine months ended December 31, 2014 and 2013 was $10.6 million and $2.3 million, respectively.  No equity awards were settled during the nine months ended December 31, 2014 and 2013.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Numerator:
Net earnings (loss) attributable to Niska Partners	$(259,623)	$(13,409)	$(307,426)	$(13,286)
Less:
Managing Member’s interest	4,677	260	5,573	256

Net earnings (loss) attributable to common unitholders	$(254,946)	$(13,149)	$(301,853)	$(13,030)

Denominator:
Basic:
Weighted average units outstanding	37,245,225	35,077,239	36,520,746	34,756,989

Diluted:
Weighted average units outstanding	37,245,225	35,077,239	36,520,746	34,756,989

Earnings (loss) per unit:
Basic	$(6.85)	$(0.37)	$(8.27)	$(0.37)
Diluted	$(6.85)	$(0.37)	$(8.27)	$(0.37)

10. Revenues

Niska Partners’ fee-based revenue consists of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Long-term contract revenue	$13,373	$21,278	$67,956	$62,161
Short-term contract revenue	2,255	9,206	6,059	32,990
Total	$15,628	$30,484	$74,015	$95,151

Long-term contract revenue for the nine months ended December 31, 2014 included a one-time contract termination payment of $26.0 million as a result of the termination by TransCanada Gas Storage Partnership (“TransCanada”), the Company’s largest volumetric customer, of its previous storage service agreement.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

10. Revenues (continued)

Optimization, net consists of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Realized optimization revenue, net	$7,013	$24,296	$25,244	$47,193
Unrealized risk management gains (losses)	48,278	(28,933)	48,127	(22,447)
Write-downs of inventory	(31,700)	—	(42,200)	—
Total	$23,591	$(4,637)	$31,171	$24,746

The Company’s inventory is valued at the lower of weighted-average cost or market.  With the expected realization of losses positioned in the current fiscal year and the positioning of new hedges at lower values in future periods, the estimated market value of the Company’s inventories became less than its carrying cost. Accordingly, inventories were written down by $31.7 million and $42.2 million during the three and nine months ended December 31, 2014.

11. Depreciation and Amortization

Depreciation and amortization for the three and nine months ended December 31, 2014 and 2013 consists of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Depreciation	$38,419	$7,821	$86,461	$23,444
Amortization of intangible assets	2,928	2,658	20,788	7,624
Accretion of asset retirement obligations	405	39	481	81
Total	$41,752	$10,518	$107,730	$31,149

Depreciation for the three and nine months ended December 31, 2014 includes $31.2 million and $64.7 million, respectively (three and nine months ended December 31, 2013 - $ nil) related to migration of cushion gas at two of the Company’s facilities. The Company records a provision for migration when it has been determined that cushion gas is no longer providing effective cushion support.

Amortization of intangible assets for the nine months ended December 31, 2014 includes an amortization of $11.7 million (nine months ended December 31, 2013 - $ nil) related to the termination of the prior storage service agreement with TransCanada, to reflect the change in timing of cash flows related to this customer relationship. Amortization of customer relationships is expected to be $2.7 million for the remaining portion of the fiscal year.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

12. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Income tax benefit	$(15,635)	$(6,309)	$(31,875)	$(6,561)

Effective income tax rate	6%	32%	9%	33%

The income tax benefit increased by $25.3 million compared to the nine months ended December 31, 2013 due to an increase in losses recognized by the Canadian taxable entities, driven by the write-downs of inventory and migration of cushion gas. The tax benefit from the increased loss was partially offset by the impairment of goodwill, which is not a deductible expense for Canadian tax purposes and therefore does not impact taxable income.

The effective tax rate for the nine months ended December 31, 2014 and 2013 differs from the U.S. statutory federal rate of 35% primarily due to the goodwill impairment, differences in Canadian statutory tax rates and earnings of non-taxable entities.

13. Accrued Liabilities

Niska Partners’ accrued liabilities consist of the following:

	December 31,	March 31,
	2014	2014

Accrued gas purchases	$23,091	$75,454
Accrued interest	9,870	2,037
Employee-related accruals	2,696	22,315
Other accrued liabilities	5,415	11,312
	$41,072	$111,118

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

14. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the nine months ended December 31, 2014 and 2013 consist of the following:

	Nine Months Ended
	December 31,
	2014	2013

Margin deposits	$29,434	$(35,184)
Trade receivables	2,769	(1,273)
Accrued receivables	112,573	42,165
Natural gas inventory	(176,425)	(99,043)
Prepaid expenses and other current assets	(3,103)	1,199
Other assets	(437)	(88)
Trade payables	(299)	(218)
Accrued liabilities	(67,187)	24,222
Deferred revenue	(2,029)	319
Other long-term liabilities	(634)	(60)
Total	$(105,338)	$(67,961)

15. Supplemental Cash Flow Disclosures

	Nine Months Ended
	December 31,
	2014	2013

Interest paid	$27,658	$32,484
Taxes (recovered) paid	$(231)	$73

Non-cash changes in working capital related to property, plant and equipment	$1,716	$(1,993)

Non-cash earnings distribution and reinvestment	$19,631	$12,039

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

Niska Partners operates along functional lines in its commercial, engineering, and operations teams for operations in Alberta, Northern California and the U.S. Mid-continent. All functional lines and facilities offer the same services: fee-based revenue and optimization. The Company has a small retail marketing business which is an extension of the Company’s proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third-party customers. All services are delivered using reservoir storage. The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses. The Company has aggregated its operating segments into one reportable segment as at December 31, 2014 and March 31, 2014 and for each of the three and nine months ended December 31, 2014 and 2013.

Information pertaining to the Company’s short-term and long-term contract services and net optimization revenues is presented in the consolidated statements of earnings and comprehensive income. All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, local distribution companies and municipal energy consumers.

The following tables summarize the net revenues and long lived assets by geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net realized revenues
U.S.	$6,028	$16,556	$18,094	$36,330
Canada	16,613	38,224	81,165	106,014
Net unrealized revenues
U.S.	29,989	(15,333)	29,159	(9,025)
Canada	18,289	(13,600)	18,968	(13,422)
Write-downs of inventory
U.S.	(2,800)	—	(9,200)	—
Canada	(28,900)	—	(33,000)	—
Inter-entity
U.S.	1,703	—	1,703	—
Canada	(1,703)	—	(1,703)	—
	$39,219	$25,847	$105,186	$119,897

	December 31,	March 31,
	2014	2014
Long-lived assets (at period end)

U.S.	$370,723	$397,331
Canada	514,975	839,917
	$885,698	$1,237,248

17. Subsequent events

On January 28 2015, the Company’s Board of Directors suspended the quarterly distribution to common unitholders.

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

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires estimates and judgments to be made regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and remained unchanged as of December 31, 2014.

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

Factors that Impact Our Business

During the three and nine months ended December 31, 2014, the difference between summer and winter prices in the natural gas futures market, referred to as the seasonal spread, remained extremely narrow and low levels of volatility persisted. This is the result of numerous factors, including, but not limited to: (i) a material year-over-year increase in natural gas production in the Lower 48 states as well as in Western Canada; (ii) strong injections during the summer months, which resulted in storage filling faster than anticipated; (iii) warmer than normal weather in December, which allowed the market to eliminate the year-over-year deficit in storage inventory in the Lower 48 states; (iv) real or perceived changes in overall supply and demand fundamentals; and (v) the development of new pipeline infrastructure connecting new supply to markets. These market conditions have negatively impacted our revenues during the nine months ended December 31, 2014 by lowering demand for long-term firm contracting and eroding the prices we can charge for those services, as well as reducing the profitability of our short-term firm and optimization activities, where we make hedged natural gas purchases for our own account. In addition, volatility and the seasonal spread affect the price we charge for long and short-term contracts.  As long and short-term contracts expire in future years, new contracts could be entered into at lower rates than the expiring contracts, and the impact on revenues could be material. If low levels of volatility and narrow seasonal spreads persist, our future revenues and profitability will be adversely affected to a material extent.

The combination of reductions in natural gas prices, margin amounts required to support our retail marketing operations, costs associated with the requirements for temporary reservoir pressure support and unfavorable market conditions which have prevented us from realizing additional revenues and earnings have reduced the liquidity available under the Company’s $400 million revolving credit facility. Continued reduction in amounts available under the revolving credit facilities may restrict our ability to pursue optimization strategies. The inability to pursue such revenue strategies may have a material adverse effect on the Company’s revenues and profitability.

Market conditions for natural gas storage can change rapidly as a result of a number of factors, including weather patterns, overall storage levels across North America in the markets we serve, current and anticipated levels of natural gas supply and demand, and constraints on pipeline infrastructure capacity. Accordingly, current market conditions may not be a reliable predictor of future market conditions. In the shorter term, warmer weather patterns for the balance of this winter and higher supplies of natural gas during next summer’s injection season may contribute to an improvement in next year’s seasonal spread. Longer term, we believe several factors may contribute to meaningful growth in North American natural gas demand, including: (i) exports of North American Liquefied Natural Gas, or LNG; (ii) fuel switching for power generation from coal to natural gas; (iii) construction of new gas-fired power plants; (iv) growing exports to Mexico; and (v) growth in base-load industrial demand, all of which could bolster the demand for, and the commercial value of, natural gas storage. We are unable to predict the timing or magnitude of such events nor can we predict the ultimate impact they may have on our results of operations.

We are required to perform an annual impairment test with respect to the valuation of goodwill, a test which is generally performed at our fiscal year end of March 31. However, we are also required to evaluate on an interim basis whether there are factors which indicate that economic and/or business conditions have deteriorated such that the value of our goodwill has declined since our most recent annual test. During the three months ended December 31, 2014, we concluded that a number of factors, including the continued narrow seasonal spread combined with the significant reduction in natural gas price volatility, and a strong decline in our equity market capitalization were impairment indicators. We made this determination because these factors had a material negative effect on our current financial performance and our expected performance for the remainder of the fiscal year ending March 31, 2015. We are unable to predict whether these factors will reverse in periods beyond the current fiscal year. Therefore, we performed an interim goodwill impairment test. Based on the interim goodwill impairment test performed, we concluded the remaining balance of our goodwill was fully impaired, and therefore a non-cash impairment charge of $245.6 million was recorded.

Following a significant withdrawal of inventory during the winter 2014 storage season, we identified migration of our proprietary cushion gas at one of our facilities. Cushion gas migration occurs when hydrocarbons move to an area of the storage reservoir where it no longer provides effective support in cycling a facility’s working gas. During the second and third quarters additional migration occurred at our facilities. During the three and nine months ended December 31, 2014, we recorded charges to depreciation expense of $31.2 million and $64.7 million, respectively, related to 3.0 Bcf and 6.2 Bcf of proprietary cushion gas estimated to have migrated at our facilities. We currently estimate that ongoing cushion gas migration could require an annual expenditure of approximately $6 million to $10 million. These estimates include assumptions about storage levels and cycling requirements which can vary significantly depending on operating conditions.

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

Backwardation, a condition where the price of natural gas in the near term is higher than the price for future delivery, occurred in the winter and spring of 2014 and resulted in an increase in our costs to manage our cycling requirements through temporary pressure support. To mitigate the cost of our forecasted cycling requirements over the next 2 to 6 years, we implemented a hedging program to purchase and lease gas. The expected hedged cost of gas as part of this strategy, for gas to be used for pressure support over the next 2 to 6 years, is currently estimated to be $25 million to $30 million over a 6 year period. In the event that storage market conditions return to more favorable summer/winter differentials, the cost of managing our operational requirements could be reduced during that period.

In May 2014, we entered into a new contract with TransCanada Gas Storage Partnership, or TransCanada, our largest volumetric customer. This new contract replaced a previous storage agreement with TransCanada which provided TransCanada with approximately 40 Bcf of storage capacity at our AECO facilities and had a term that extended to 2030. Under the previous storage agreement both parties had the option to terminate at the end of defined five-year intervals, including April 1, 2015. TransCanada elected to terminate this agreement and entered into a new agreement with us which extends until 2020. The new agreement provides TransCanada with an initial storage capacity of approximately 40 Bcf which will be reduced to approximately 20 Bcf on April 1, 2017. By exercising its early termination rights, TransCanada was obligated to make an early termination payment to us of $26.0 million. This payment has been recognized in long-term firm revenue for the nine months ended December 31, 2014. The new rates under the renegotiated contract are lower than the rate in effect for the current fiscal year and are expected to reduce LTF revenues by approximately $13 million in fiscal 2016 compared to revenues recognized in fiscal 2015.

The Company’s functional currency is the U.S. dollar. The Company generates revenues from its Canadian operations in Canadian dollars. Cash inflows from revenues are offset, in part, by natural gas inventory purchases, operating, general and administrative and capital costs that are also transacted in Canadian dollars. The majority of the Company’s hedges are transacted in U.S. dollars on the New York Mercantile Exchange (NYMEX) or with private counterparties. The Company’s financial instruments, principally its Common Units, Senior Notes and Revolving Credit Facilities, are principally denominated in U.S. dollars. The Company hedges its net exposure to the Canadian dollar by entering into currency hedges for the substantial majority of net exposure for its transactions. The Company does not hedge its net Canadian dollar exposure for potential future transactions, because the timing and amount of those transactions, which include proprietary optimization purchases and sales, are difficult to predict. Niska does not believe that declines in the Canadian dollar have materially impacted the Company’s results of operations to date because of the Company’s hedging strategy and because the largest currency moves have been relatively recent.

In the intermediate term, any declines in value of the Canadian dollar versus the U.S. dollar will reduce cash flows measured in U.S. dollars to the extent Niska is not able to hedge these transactions in advance. Because of the matters discussed above, the Company is unable to predict the impact of any such declines should they occur.

Results of Operations

A summary of financial data for each of the three and nine months ended December 31, 2014 and 2013 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) Data:
Revenues:
Fee-based revenue	$15,628	$30,484	$74,015	$95,151
Optimization, net	23,591	(4,637)	31,171	24,746
	39,219	25,847	105,186	119,897
Expenses (income):
Operating	9,434	8,426	32,451	27,747
General and administrative	4,233	9,361	20,513	30,164
Depreciation and amortization	41,752	10,518	107,730	31,149
Interest	13,182	17,114	38,229	49,718
Impairment of goodwill	245,604	—	245,604	—
Foreign exchange losses	344	160	32	606
Other (income) expense	(72)	(14)	(72)	360
Earnings (loss) before income taxes	(275,258)	(19,718)	(339,301)	(19,847)

Income tax benefit	(15,635)	(6,309)	(31,875)	(6,561)

Net earnings (loss) and comprehensive income (loss)	$(259,623)	$(13,409)	$(307,426)	$(13,286)

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings (Loss)
Net earnings (loss)	$(259,623)	$(13,409)	$(307,426)	$(13,286)
Add/(deduct):
Interest expense	13,182	17,114	38,229	49,718
Income tax benefit	(15,635)	(6,309)	(31,875)	(6,561)
Depreciation and amortization	41,752	10,518	107,730	31,149
Non-cash compensation expense	444	—	1,687	—
Unrealized risk management (gains) losses	(48,278)	28,933	(48,127)	22,447
Impairment of goodwill	245,604	—	245,604	—
Foreign exchange losses	344	160	32	606
Other (income) expense	(72)	(14)	(72)	360
Write-downs of inventory	31,700	—	42,200	—
Adjusted EBITDA	9,418	36,993	47,982	84,433

Less:
Cash interest expense, net	12,269	16,278	35,491	47,212
Income taxes (recovered) paid	(519)	67	(231)	73
Maintenance capital expenditures	1,780	123	3,240	1,082
Other (income) expense	(72)	(14)	(72)	360
Cash Available for Distribution	$(4,040)	$20,539	$9,554	$35,706

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

Revenues for each of the three and nine months ended December 31, 2014 and 2013 consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Long-term contract revenue	$13,373	$21,278	$67,956	$62,161
Short-term contract revenue	2,255	9,206	6,059	32,990
Fee-based revenue	$15,628	$30,484	$74,015	$95,151

Realized optimization, net	$7,013	$24,296	$25,244	$47,193
Unrealized risk management gains (losses)	48,278	(28,933)	48,127	(22,447)
Write-downs of inventory	(31,700)	—	(42,200)	—
Optimization revenue, net	$23,591	$(4,637)	$31,171	$24,746

Changes in revenue in the quarter were primarily attributable to the following:

Long-term contract revenue.  LTF revenue for the three months ended December 31, 2014 decreased by $7.9 million (37%) compared to the three months ended December 31, 2013 as a result of lower fees realized and less capacity allocated to this strategy in the current period. LTF revenue for the nine months ended December 31, 2014 increased by $5.8 million (9%) compared to the same period last year. The year to date increase was due to the one-time, early termination payment of $26.0 million received from TransCanada. This was partially offset by lower demand fees and lower capacity allocated to our LTF strategy. Approximately 17 Bcf less capacity was allocated to this strategy in the current period compared to the prior year period.

Short-term contract revenue.  STF revenue for the three months ended December 31, 2014 declined by $7.0 million (76%) when compared to the three months ended December 31, 2013. STF revenue for the nine months ended December 31, 2014 decreased by $26.9 million (82%) compared to the same period last year.  The current quarter and year to date STF rates continued to be negatively impacted by the suppressed spread environment. The decrease for the nine months ended December 31, 2014 was additionally impacted by certain transactions with lower contract rates which were entered into during the fourth quarter of fiscal 2014 to mitigate withdrawal risk. The effect of these contracts, which continued into first quarter of fiscal 2015, resulted in lower STF revenue when compared to the same period in the prior year.

Optimization Revenue.  Optimization revenue for the three months ended December 31, 2014 increased to $23.6 million from a net optimization loss of $4.6 million in the third quarter of fiscal 2014. Optimization revenue for the nine months ended December 31, 2014 increased to $31.2 million from $24.7 million in fiscal 2014. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. Our net optimization revenue includes the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenue to fluctuate from period to period. However, because all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by realized gains from the sale of physical inventory.

Realized Optimization Revenue, net.  Net realized optimization revenue for the three months ended December 31, 2014 decreased by $17.3 million compared to the three month ended December 31, 2013. Net realized optimization revenue for the nine months ended December 31, 2014 decreased by $21.9 million compared to fiscal 2014. The timing of settlement of financial hedges and their relative positioning in each year impacted the gains realized on a three and nine month basis. The three and nine month period ended December 31, 2014 also included $4.0 million and $10.1 million in optimization revenue related to our marketing business, compared to $2.4 million and $7.0 million realized during the three and nine months period ended December 31, 2013. Revenue from the marketing business exceeded last year as a result of a stronger residential market in Western Canada.

Unrealized Risk Management Gains (Losses). Unrealized risk management gains and losses are recorded based on the market value of derivative contracts.  For the three and nine month periods ended December 31, 2014, unrealized risk management gains were due to the increase in the value of our financial hedges due to declining natural gas prices relative to average sales contract prices in future months.

The three and nine month periods ended December 31, 2014 also included $4.5 million in unrealized risk management losses and $0.8 million in unrealized risk management gains from our retail marketing business, compared to $0.6 million and $0.4 million in unrealized risk management gains during the three and nine month periods ended December 31, 2013.

Write-Downs of Inventory. Natural gas prices fell during the three and nine months ended December 31, 2014. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. With the realization of losses positioned in the current fiscal year and the positioning of new hedges at lower values in future periods, the estimated market value of our inventories became less than its carrying cost. Accordingly, we wrote down our proprietary inventories by $31.7 million and $42.2 million during the three and nine months ended December 31, 2014.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2014 and 2013 consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Lease costs and property taxes	$4,146	$3,375	$11,928	$10,583
Fuel and electricity	1,745	1,782	10,298	7,285
Salaries and benefits	1,472	1,728	4,511	5,431
Maintenance	1,344	984	3,403	2,586
General operating costs	727	557	2,311	1,862
Total operating expenses	$9,434	$8,426	$32,451	$27,747

Operating expenses for the three months ended December 31, 2014 increased by $1.0 million (12%) compared to the three months ended December 31, 2013. Operating expenses for the nine months ended December 31, 2014 increased by $4.7 million (17%) compared to the nine months ended December 31, 2013. Lease costs during the three and nine months ended December 31, 2014 increased compared to the prior period as a result of leasing additional cushion gas to manage our temporary pressure support requirements.  Fuel and electricity costs during the nine months ended December 31, 2014 increased compared to fiscal 2014 as a result of higher consumption of fuel gas and electricity to fill our reservoirs following the drawdown of inventories to low levels from the previous winter. Higher maintenance costs resulted from heavy usage of equipment to support the drawdown of inventories in fiscal 2014.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended December 31, 2014 and 2013 consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Compensation costs	$695	$5,322	$9,604	$19,254
General costs, including office and information technology costs	1,108	1,141	3,398	3,154
Legal, audit and regulatory costs	2,430	2,898	7,511	7,756
Total general and administrative expenses	$4,233	$9,361	$20,513	$30,164

General and administrative expenses for the three and nine months ended December 31, 2014 decreased by $5.2 million (55%) and $9.7 million (32%) compared to the three and nine months ended December 31, 2013. In both instances, costs decreased principally as a result of lower incentive compensation accruals.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three and nine months ended December 31, 2014 increased by $31.2 million and $76.6 million compared to the three and nine months ended December 31, 2013. The increases for the three and nine month periods reflected the provisions for cushion migration, totaling $31.2 million and $64.7 million, respectively, related to 3.0 Bcf and 6.2 Bcf of proprietary cushion gas estimated to have migrated at our facilities. In addition, a provision of $11.7 million for amortization of intangible assets related to the TransCanada contract termination was recorded in the first quarter of fiscal 2015.

Impairment of Goodwill

During the three and nine months ended December 31, 2014 we concluded that a number of factors, including the continued narrow seasonal spread environment, combined with the significant reduction in natural gas price volatility, and a strong decline in our unit price were impairment indicators. As a result of this determination, we performed an interim impairment test and concluded the remaining balance of our goodwill was fully impaired, and therefore an impairment charge of $245.6 million was recorded.

Interest Expense

Interest expense for the three and nine months ended December 31, 2014 and 2013 consisted of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
	(unaudited)		(unaudited)

Interest on Senior Notes	$9,344	$14,284	$28,031	$42,853
Interest on revolving credit facilities	2,774	1,808	7,077	3,756
Amortization of deferred charges	913	836	2,738	2,506
Other interest	151	186	383	603
Total interest expenses	$13,182	$17,114	$38,229	$49,718

Interest expense for the three and nine months ended December 31, 2014 decreased by $3.9 million (23%) and $11.5 million (23%) compared to the three and nine months ended December 31, 2013. Interest on our Senior Notes was reduced as a result of a lower interest rate and lower outstanding balances during the current fiscal year compared to the same periods in the prior year. In the three and nine months ended December 31, 2014 the Senior Notes consisted of $575.0 million of 6.50% Senior Notes due in 2019. During the same periods last year, the Senior Notes consisted of $643.8 million of 8.875% Senior Notes which were redeemed in March 2014. These decreases were partially offset by higher interest on our revolving credit facilities due to higher utilization.

Income Taxes

Income tax benefit increased by $9.3 million and $25.3 million compared to the three and nine months ended December 31, 2013 due to an increase in losses recognized associated in Canadian taxable entities, driven by the write-downs of inventory and the migration of cushion gas.

Liquidity and Capital Resources

Sources and Uses of Liquidity

The Company, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership entered into senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the “revolving credit facilities” or the “credit agreement”).  We depend on the revolving credit facilities to provide liquidity when our cash from operations is insufficient to fund our proprietary inventory purchases.  Borrowings under the revolving credit facilities are limited by a borrowing base.  The credit agreement provides that we may borrow only up to the lesser of the level of our then current borrowing base and our committed maximum borrowing capacity, which is currently $400 million.  Our borrowing base was $344.9 million as of January 26, 2015.

The combination of reductions in natural gas prices, margin amounts required to support our retail marketing operations, costs associated with our requirements for temporary reservoir pressure support and unfavorable market conditions which have prevented the Company from realizing additional revenues, earnings and Adjusted EBITDA have reduced the liquidity available under the $400 million revolving credit facility from $136.7 million at September 30, 2014 to $105.7 million at December 31, 2014. In addition, the differential between the Company’s aggregate borrowing base, which can be greater than the maximum borrowing amount of $400 million, and amounts utilized, decreased from $181.9 million at September 30, 2014 to $105.7 million at December 31, 2014.  Continued reduction in amounts available under the Company’s revolving credit facility may restrict the Company’s ability to pursue its optimization strategies. The inability of the Company to pursue such revenue strategies may have a material adverse effect on the Company’s revenues and profitability.

The credit agreement contains customary covenants, including a covenant that requires the maintenance of a fixed charge coverage ratio (“FCCR”) of 1.1 to 1.0 at the end of each fiscal quarter when excess availability under both revolving credit facilities is less than 15% of the aggregate amount of availability under both revolving credit facilities.  Thus, when the Company’s FCCR is below 1.1 to 1.0, the Company will be unable to borrow the last 15% of availability under the revolving credit facility without triggering an event of default.  As of December 31, 2014, the Company’s FCCR was 2.0 to 1.0.  The Company’s FCCR is impacted by a number of factors, the most important of which are realized revenues, operating costs and expenses and maintenance capital expenditures. These factors, particularly the amount and timing of realized revenues, can be difficult to accurately forecast.  These factors, or a combination of these factors, may cause the FCCR to fall below 1.1 to 1.0, which would then prevent the Company from using the last 15% availability under both revolving credit facilities.  The reduction in revolving credit availability could negatively impact our liquidity and our ability to fund operations.  The Company is pursuing strategies, which include reductions in operating costs as well as management of the components of the borrowing base, which should assist the Company in maintaining adequate liquidity despite this covenant provision.

On January 28, 2015, the Company’s Board of Directors suspended Niska’s quarterly distribution to common unitholders. This suspension reflects the market conditions discussed above and the corresponding impact on our business.  The resumption of our quarterly distribution is at the discretion of the Board of Directors.  The conditions which would lead to a resumption of quarterly distributions are uncertain.

Cash Flows from Operations and Investing Activities

The following table summarizes our sources and uses of cash for the nine months ended December 31, 2014 and 2013, respectively:

	Nine Months Ended
	December 31,
	2014	2013
	(unaudited)
Operating Activities:
Net earnings (loss)	$(307,426)	$(13,286)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Unrealized foreign exchange losses	260	830
Deferred income tax benefit	(31,938)	(6,561)
Unrealized risk management (gains) losses	(48,127)	22,447
Depreciation and amortization	107,730	31,149
Deferred charges amortization	2,738	2,506
Gain on disposal of assets	(64)	—
Non-cash compensation expense	1,687	—
Impairment of goodwill	245,604	—
Write-downs of inventory	42,200	—
Changes in non-cash working capital	(105,338)	(67,961)
Net cash used in operating activities	(92,674)	(30,876)

Net cash used in investing activities	(5,452)	(3,669)

Net cash provided by financing activities	99,045	33,328

Effect of translation of foreign currency on cash and cash equivalents	(243)	(221)
Net Increase (Decrease) in Cash and Cash Equivalents	$676	$(1,438)

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

During the nine months ended December 31, 2014, we realized a decrease in cash from operations compared to the nine months ended December 31, 2013 as a result of the same factors affecting our profitability discussed above. The decrease resulted principally from the purchase of proprietary inventory, which was partially offset by the collection of accrued receivables and cash margining activities.

Net changes in non-cash working capital consisted of the following:

	Nine Months Ended
	December 31,
	2014	2013
	(unaudited)

Margin deposits	$29,434	$(35,184)
Trade receivables	2,769	(1,273)
Accrued receivables	112,573	42,165
Natural gas inventory	(176,425)	(99,043)
Prepaid expenses and other current assets	(3,103)	1,199
Other assets	(437)	(88)
Trade payables	(299)	(218)
Accrued liabilities	(67,187)	24,222
Deferred revenue	(2,029)	319
Other long-term liabilities	(634)	(60)
Total	$(105,338)	$(67,961)

As noted above, net changes in non-cash working capital can fluctuate significantly from period to period and is primarily affected by timing differences between the purchase and sale of natural gas inventory, including margin requirements and cash settlement on related risk management instruments, and the timing of collections from our customers.

Investing Activities

Substantially all of our cash used for investing activities consisted of capital expenditures in each of the nine months ended December 31, 2014 and 2013. Capital expenditures in each nine month period consisted of the following:

	Nine Months Ended
	December 31,
	2014	2013
	(unaudited)

Maintenance capital	$3,240	$1,082
Expansion capital	510	2,573
Total capital expenditures	3,750	3,655

Changes in accrued capital expenditures	1,716	(1,993)
Purchase of customer contracts	—	2,007
Proceeds from sale of assets	(14)	—
Net cash used in investing activities	$5,452	$3,669

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

Under our current plan, we expect to spend less than $1.0 million for the remainder of fiscal 2015 for maintenance capital to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers.  Expansion capital for the remainder of fiscal 2015 is expected to be minimal.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 regarding this matter.

At December 31, 2014, 60.3 Bcf of natural gas inventory was economically hedged, representing 98.7% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of inventory would increase by $61.0 million, the fair value or mark-to-market value of our economic hedges would decrease by $60.3 million, and the impact due to the non-economically hedged position would be $0.7 million. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of inventory would decrease by $61.0 million while the fair value of our economic hedges would increase by $60.3 million and the impact due to the non-economically hedged position would be $0.7 million.

At December 31, 2014, we were exposed to interest rate risk resulting from the variable rates associated with our $400 million Credit Agreement. A balance of $240.5 million was drawn on the credit facilities at December 31, 2014. The interest rate applicable on the credit facilities is subject to change based on certain ratios and the magnitude of our drawings on the facility. At December 31, 2014, a one percent increase or decrease in interest rates would have an impact of approximately $2.4 million on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and the CFO have concluded that our controls and procedures were effective as of December 31, 2014. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Certificate of formation of Niska Gas Storage Partners LLC (incorporated by reference to Exhibit 3.1 of Amendment to the Company’s registration statement on Form S-1 (Registration No. 333-165007) filed on April 15, 2010).

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

NISKA GAS STORAGE PARTNERS LLC

Date: February 3, 2015	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)