Form 10-K
period 2015-03-31
Niska Gas Storage Partners LLC
filed 2015-06-12
CIK 1483830

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of September 30, 2014, the aggregate market value of the registrant's common units held by non-affiliates was $218,401,036 based on a unit price of $12.48. This calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

         As of June 12, 2015, the registrant had 37,988,724 common units outstanding.

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

PART I

Item 1.    Business.

  Overview

        We are a Delaware limited liability company whose predecessor was formed in 2006 to own and operate natural gas storage assets. We own or contract for approximately 244.9 billion cubic feet, or Bcf, of total natural gas storage capacity. Our assets are located in key North American natural gas producing and consuming regions and are connected at strategic points on the natural gas transmission network, providing access to multiple end-use markets. Our locations provide us and our customers with substantial liquidity, meaning access to multiple counterparties for transactions to buy and sell natural gas. Since our inception in 2006, we have added 106.3 Bcf of new storage capacity through low cost organic expansions, an increase of approximately 74%.

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

        Our common units are listed on the New York Stock Exchange, or the NYSE, under the symbol "NKA." You may find more information about us on our website at www.niskapartners.com. Our headquarters is located in Radnor, Pennsylvania, and our operations center is located in Calgary, Alberta, Canada.

Organizational Structure

        The following diagram depicts our simplified organizational and ownership structure as at March 31, 2015:

Our Relationship with Holdco

        Niska Sponsor Holdings Coöperatief U.A. ("Holdco") owns our manager, approximately 53.93% of our outstanding common units and all of our IDRs.

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

Management

        Niska Gas Storage Management LLC, or "our manager," has a 1.80% managing member interest in us. Our manager has sole responsibility for conducting our business and for managing our operations. Pursuant to our Operating Agreement, our manager has delegated the power to conduct our business and manage our operations to our board of directors, all of the members of which are appointed by our manager. References to our board refer to the board of directors of Niska Gas Storage Partners LLC as long as the delegation is in effect (or to the board of directors of our manager if such delegation is not in effect). Our board directs the management of our business and presently consists of eight members. Our manager appoints all members to our board, and three of our directors are independent as defined under the independence standards established by the NYSE.

Our Operations

  Fee-based revenue

        We store natural gas for a broad range of customers, including financial institutions, marketers, pipelines, power generators, utilities and producers of natural gas. Fee-based revenue consists of longer term contracts for storage fees that are generated when we lease storage capacity on a monthly basis and shorter term fees associated with park and loan activities.

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

        Under LTF contracts, the customer has the right, but not the obligation, to store natural gas in the facility during the term of the contract, up to a specified volume or "inventory capacity." In addition to the total amount of inventory capacity, LTF contracts specify a customer's daily withdrawal and injection rights which typically increase or decrease as the customer's inventory changes. The maximum injection rate that a customer is typically entitled to is highest when that customer's inventory capacity is empty, reducing as that customer's inventory increases. When a customer's contracted inventory capacity is full, it has no further injection rights. A customer's maximum withdrawal rate is typically highest when its inventory is full, declining incrementally to zero when the customer's inventory is empty. LTF contracts provide the customer with the flexibility to use all, a portion, or none of its capacity and the freedom to inject or withdraw natural gas up to its daily injection or withdrawal rate, but obligate the customer to remove any injected natural gas by the end of the contract term.

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

(2) contracted to customers, but underutilized by them; or (3) available only on a short-term basis. We have a stringent risk policy that limits, among other things, our exposure to commodity price fluctuations by requiring us to promptly enter into a forward sale contract or other hedging transaction whenever we enter into a proprietary purchase contract. Therefore, inventory purchases are matched with forward sales or are otherwise economically hedged so that a margin is effectively locked in promptly after we enter into the purchase. As a result, there are no speculative positions beyond the minimal operational tolerances specified in our risk policy. We purchase natural gas for our own account, inject it and subsequently withdraw and sell the gas. The flexibility arising from purchasing and selling natural gas for our own account allows us to generate incremental value through our proprietary optimization strategy by capturing spot and inter-period opportunities. Unlike fee-based storage transactions, proprietary optimization requires us to fund the carrying cost of the inventory with our own working capital.

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

  Customers and Counterparties

        Our gas storage customers include a broad mix of natural gas market participants, including financial institutions, producers, marketers, power generators, pipelines and municipalities. Approximately 72% of the counterparties under our active natural gas storage contracts and proprietary storage optimization transactions either (1) have an investment grade credit rating, (2) provide us with another form of financial assurance, such as a letter of credit or other collateral, or (3) are governmental entities. Our investment grade counterparties account for approximately 91% of our credit exposures as of March 31, 2015.

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

Our Assets

        Our owned and operated natural gas storage facilities consist of AECO Hub™ (comprised of two facilities in Alberta, Canada), our Wild Goose storage facility in California and our Salt Plains storage facility in Oklahoma. Our natural gas storage assets are modern, well-maintained, automated facilities with low maintenance costs, long useful lives and comparatively high injection and withdrawal, or cycling, capabilities. The size and flexibility of our facilities, together with the application of advanced skills in reservoir engineering, drilling, geology and geophysics, enable us to support individual high-cycle contracts in excess of the average physical cycling capabilities of our facilities. In addition to the facilities we own and operate, we also contracted for 8.5 Bcf of natural gas storage capacity from Natural Gas Pipeline Company of America LLC, or NGPL, on its pipeline system in the mid-continent (Texas and Oklahoma) at cost-of-service based rates. The following table highlights certain important design information about our assets:

	AECO Hub™
					NGPL
	Suffield	Countess	Wild Goose	Salt Plains
March 31, 2015: Name					Midcon/ Texok
	Alberta	Alberta	California	Oklahoma		Total
Location
Gas Storage Capacity (Bcf)	83.5	70.5	75	13	8.5	250.5
Peak Withdrawal (MMcf per day)	1,800	1,250	950	150	114	4,264
Peak Injection (MMcf per day)	1,600	1,150	525	115	57	3,447
Reservoirs	5	2	3	1	N/A	11
Storage Wells	60	29	17	30	N/A	136
Compression (horsepower)	36,000	34,500	27,900	10,000	N/A	108,400
In Service Date	1988	2003	1999	1995	N/A	1988 - 2003

        On April 1, 2015, our contract for 5.6 Bcf of the 8.5 Bcf leased on NGPL capacity expired, thereby reducing our total capacity to 244.9 Bcf.

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

        AECO Hub™ is located in the Western Canadian Sedimentary Basin, or the WCSB, which is the major hydrocarbon basin in Canada and one of the most prolific natural gas producing regions in North America. The WCSB accounts for a majority of annual Canadian natural gas production and a significant amount of annual North American natural gas production according to the Canadian National Energy Board, or NEB. Natural gas production grew in the WCSB in fiscal 2015 compared to production in fiscal 2014. Further, we expect that Canadian natural gas production will grow in future years in response to a growing demand for LNG exports to serve Asian markets. New production to support these projects will be provided by large new shale and tight gas plays in northeast British Columbia and western Alberta, along with a large remaining conventional natural gas resource base.

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

        Most of AECO's LTF contracts have capacity of 1.0 Bcf or greater. LTF contract terms have been selected so that a manageable amount of contracts expire each year, avoiding exposure to a large contract turnover volume. The weighted average contract life of our LTF storage contracts at AECO Hub™ on March 31, 2015 was 3.6 years. Excluding our largest volumetric customer, TransCanada Gas

Storage Partnership, or TransCanada, the weighted average contract life is 2.7 years with an average volume of 3.1 Bcf.

  Regulatory

        AECO Hub™ is subject to provincial regulatory jurisdiction. Operations are subject to the regulation of the Alberta Energy Regulator, or the AER, which must also approve proposed expansions of storage capacity. AECO Hub™ is not subject to active market regulation. While the Alberta Utilities Commission, or the AUC, does have overriding jurisdiction to set natural gas storage prices when authorized to do so by the Alberta Government, it is not currently Alberta Government policy to apply such rate regulation. As such, there is no cost-of-service or other utility-type regulation of storage rates or other commercial terms of storage contracts that apply to AECO Hub™. Therefore, AECO Hub™ can charge customers negotiated market-based rates as well as store purchased natural gas for its own account.

  Environmental

        Both AECO Hub™ facilities are subject to federal and provincial environmental laws and regulations, including oversight by Alberta's Department of Environment and Sustainable Resource Development and the AER. We are not aware of any material environmental liabilities relating to the AECO Hub™ facilities.

  Wild Goose

  Overview

        Our Wild Goose storage facility is located 55 miles north of Sacramento, California. Wild Goose is a high deliverability, multi-cycle storage facility. This capability is made possible by the rock quality of the Wild Goose reservoirs and the extensive use of horizontal well technology.

        Wild Goose is strategically located in a highly liquid market and is one of four independent operating storage facilities in northern California. Wild Goose provides natural gas receipt and delivery services at Pacific Gas & Electric Company (PG&E), or PG&E Citygate, a liquid trading point where natural gas supply from multiple upstream basins is bought and sold to various wholesale, end use and retail market participants. This provides an opportunity for storage to balance supply and demand. This location provides customers with the opportunity to take advantage of PG&E Citygate pricing, liquidity and arbitrage opportunities.

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

        Wild Goose has contracts for terms of one year or longer. As at March 31, 2015, the weighted average contract life of our LTF storage contracts at Wild Goose is 2.3 years.

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

  Salt Plains

  Overview

        Our Salt Plains storage facility is located 110 miles north of Oklahoma City, Oklahoma. Salt Plains provides intrastate services in Oklahoma through its connection to pipelines operated by ONEOK Gas Transportation Pipelines, L.L.C., or ONEOK, and intrastate and interstate services through its interconnect with pipelines operated by Southern Star Central Gas Pipeline, Inc., or Southern Star.

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

  Facility

        Salt Plains operates 30 gas storage wells and a gas generated compression of 10,000 horsepower. The reservoir is a depleted natural gas storage reservoir characterized by high quality rock. The wells are connected to a central plant facility by seven miles of pipeline. Rights to use the reservoir at Salt Plains for natural gas storage are held pursuant to a series of gas storage agreements with the mineral rights owners of the lands where the reservoir is situated. Rights for the lands used for the pipelines are derived under these gas storage agreements as well as from right-of-way grants from other land owners.

  Customers

        Over the years, Salt Plains' customers include a mix of natural gas market participants, including financial institutions, producers, and marketers. As at March 31, 2015, the weighted average contract life of our LTF storage contracts at Salt Plains is 2.0 years.

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

  NGPL Contracted Capacity

  Overview

        From 2001 to March 31, 2015, one of our subsidiaries had a contract for 8.5 Bcf of gas storage capacity on the MidCon section and the TexOk section of the NGPL pipeline system in the mid-continent. On April 1, 2015, 5.6 Bcf of the original 8.5 Bcf expired, thereby reducing our leased capacity to 2.9 Bcf. The NGPL system connects and balances Gulf Coast and mid-continent supply basins with Chicago and other Midwestern U.S. end-use markets. NGPL has a number of different storage facilities on its pipeline system and manages its storage capacity as pools on separate legs of the pipeline. Under NGPL's FERC-approved tariff, NGPL is limited to charging cost-of-service rates for its transportation and storage services. We have a tariff-based right of first refusal to renew the remaining contracts, effectively making this capacity a long-term asset without any invested capital, with an option to exit either temporarily or permanently, should the rate be above market value.

        As a customer of the NGPL capacity, and not the operator, we use our optimization strategy to generate revenue from our use of the capacity, and we do not remarket storage services.

  Access Gas Services

        We have a natural gas marketing business in Eastern Canada, British Columbia and Alberta serving commercial and industrial customers. In British Columbia, we also serve residential customers. This is a margin business where supply is contracted to serve customers at committed prices. In Eastern Canada, we also provide fee-based agency services to natural gas end-users. The retail marketing business is an extension of our proprietary optimization activities.

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

        Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. For example, on April 17, 2012, the U.S. Environmental Protection Agency (EPA) finalized rules that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA's rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors and controllers of natural gas processing plants, dehydrators, storage tanks and other production equipment. These rules may require a number of modifications to our operations including the installation of new equipment to control emissions. Moreover, on April 21, 2014, the EPA proposed changes to its definition of "waters of the United States." A final rule is expected in spring 2015. Because the content of the EPA's final rule, if any, is unknown, we cannot assess the potential impact of the EPA's proposal on our operations.

        As a result of these and similar developments, there can be no assurance of the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts that we currently anticipate. Moreover, these or similar developments could affect the demand for natural gas, have an adverse effect on our cost of doing business, and reduce demand for the natural gas storage services we provide.

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

        Even in the absence of new federal legislation the EPA has begun to regulate GHG emissions using its authority under the CAA as articulated by the April 2007 United States Supreme Court ruling in Massachusetts, et al. v. EPA that the EPA has authority to regulate carbon dioxide emissions. The GHG regulations that EPA has issued following exercising the authority affirmed by Massachusetts, et al. v. EPA include: (1) the December 2009 "endangerment finding" determining that air pollution from six GHGs endangers public health and welfare, and that mobile sources cause or contribute to that air pollution; (2) the May 2010 "Tailpipe Rule," issued jointly with the National Highway Traffic

Safety Administration setting GHG emission and fuel economy standards for new light-duty vehicles; (3) the April 2010 "Timing Rule," concluding that stationary source regulation under Titles I and V of the CAA (involving Prevention of Significant Deterioration regulations and operating permits, respectively) must regulate GHG emissions beginning when such emissions are subject to controls under the mobile source provisions of the Act; (4) the June 2010 "Tailoring Rule," exempting small stationary sources from PSD and Title V requirements through regulations modifying the Act's emissions thresholds; and (5) the December 2010 "SIP Call" rule, finding thirteen state Implementation Plans ("SIPs") inadequate because they did not regulate GHGs from stationary sources, and directing those states to correct the inadequacies or face federalization of their permitting programs.

        On June 2, 2014, the EPA further proposed new regulations limiting carbon dioxide emissions from existing power generation facilities. Under this proposal, nationwide carbon dioxide emissions would be reduced by 30% from 2005 levels by 2030 with a flexible interim goal. The final rule has been submitted to the White House Office of Management and Budget for review and is expected to be issued by mid-summer 2015, with the emission reductions scheduled to commence in 2020. If finalized along the lines proposed, the rule could result in increased demand for natural gas. However, any expansion to the proposed program, or the adoption of similar legislative or regulatory programs in the future, that sought to reduce greenhouse gas emissions associated with the use of natural gas could reduce demand for natural gas, have an adverse effect on our cost of doing business, and reduce demand for the natural gas storage services we provide, although we would not be impacted to any greater degree than other similarly-situated natural gas storage companies. Although EPA's actions are subject to further procedural delays and legal challenges, and efforts are underway in Congress to limit or remove the EPA's authority to regulate GHG emissions, they will proceed as proposed unless revised by the EPA or altered by the courts or Congress.

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

        British Columbia has been in the process of implementing a cap-and-trade system consistent with the requirements of the WCI. The province has created a Climate Action Secretariat that is responsible for developing cap-and-trade rules. Ontario, another province participating in the WCI, committed to a phase out of coal fired power by 2014. Ontario closed its last coal-fired generating plant in April 2014. The current Ontario government brought forward Bill 138, Ending Coal for Cleaner Air Act, 2013. Subject to certain exceptions, the bill amends the Environmental Protection Act (Ontario) by adding a new part which prohibits the use of coal at generation facilities after Dec 31, 2014. The Ending Coal for Cleaner Air Act, 2013 is through its 2nd reading and is still proposed legislation.

        Alberta regulates GHG emissions under the Climate Change and Emissions Management Act, the Specified Gas Reporting Regulation (the "SGRR"), which imposes GHG emissions reporting requirements, and the Specified Gas Emitters Regulation (the "SGER"), which imposes GHG emissions limits. A facility subject to the SGRR must report if it has GHG emissions of 50,000 metric tonnes or more in any year. Under the SGER, GHG emission limits apply once a facility has direct GHG emissions in a year of 100,000 metric tonnes or more. Under the SGER, subject facilities are required to reduce their emission intensities (e.g., metric ton of GHGs emitted per unit of production) by 12% in the case of facilities operating prior to 2000 and by 2% per year beginning in the fourth year of commercial operations for facilities commencing operations in 2000 and after up to a maximum of 12%. A facility subject to the SGER may meet the applicable emission limits by making emissions intensity improvements, offsetting GHG emissions by purchasing offset credits or emission performance credits in the open market, or acquiring "fund credits" by making payments of CDN $15 per metric tonne to the Alberta Climate Change and Management Fund. The direct and indirect costs of these regulations may adversely affect our operations and financial results.

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

Employees

        As of March 31, 2015, we had 126 employees. Our executive officers are currently employed by Niska Gas Transport Inc., Niska Partners Management ULC and subsidiaries of Niska Gas Storage Partners LLC.

Competition

        The natural gas storage business is competitive. The principal elements of competition among storage facilities are rates, terms of service, types of service, access to supply sources, access to demand markets and flexibility and reliability of service. Because our facilities are strategically located in key North American natural gas producing and consuming regions, we face competition from existing competitors who also operate in those markets. Our competitors include natural gas storage companies, major integrated energy companies, pipeline operators and natural gas marketers of varying sizes, financial resources and experience. Competitors of the AECO Hub™ currently include TransCanada (Edson, CrossAlta), Atco (Carbon) and Enstor (Alberta Hub). Competitors of our Wild Goose facility currently include Brookfield Infrastructure (Lodi), PG&E, NW Natural (Gill Ranch), Central Valley Gas and a number of proposed projects in northern California. Competitors of our Salt Plains facility currently include Southern Star. Given the key location of our facilities, additional competition in the markets we serve could arise from new developments or expanded operations from existing competitors.

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

Risks Inherent in Our Business

Our level of exposure to the market value of natural gas storage services could adversely affect our revenues.

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

        Further, our lines of business and assets are concentrated solely in the natural gas storage industry. Thus, adverse developments, including any of the industry-specific factors listed above, would have a more severe impact on our business, financial condition and results of operations than if we maintained a more diverse business.

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

        We depend upon third-party pipelines that provide delivery options to and from our storage facilities for our benefit and the benefit of our customers. Because we do not own these pipelines, their continuing operation is not within our control. These pipelines may become unavailable for a number of reasons, including testing, maintenance, line repair, reduced operating pressure, lack of operating capacity or curtailments of receipt or deliveries due to insufficient capacity. In addition, these third-party pipelines may become unavailable to us and our customers because of the failure of the interconnects that transport natural gas between our facilities and the third-party pipelines. Because of the limited number of interconnects at our facilities (Wild Goose is connected to third- party pipelines by two interconnects, AECO Hub™ by two interconnects (one at each facility) and Salt Plains by two interconnects), the failure of any interconnect could materially impact our ability or the ability of our customers to deliver natural gas into the third-party pipelines. If the costs to us or our customers to access and transport on these third-party pipelines significantly increase, our profitability could be reduced. If third-party pipelines become partially or completely unavailable, our ability to operate could be restricted, thereby reducing our profitability. A prolonged or permanent interruption at any key pipeline interconnect could have a material adverse effect on our business, financial condition and results of operations.

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

        We may not be able to obtain the levels or types of insurance we desire, and the insurance coverage we do obtain may contain large deductibles or fail to cover certain hazards or cover all potential losses. The occurrence of any operating risks not covered by insurance could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to the credit risk of our customers, and any material nonpayment or nonperformance by our key customers could adversely affect our financial results.

        We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers. Our credit procedures and policies may not be adequate to fully eliminate customer credit risk. If we fail to adequately assess the creditworthiness of existing or future customers or unanticipated deterioration in their creditworthiness, any resulting increase in nonpayment or nonperformance by them and our inability to re-market or otherwise use the capacity could have a material adverse effect on our business, financial condition and results of operations.

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

        Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. In addition, our ability to service our debt under our credit facilities will depend on market interest rates because the interest rates applicable to our borrowings will fluctuate with movements in interest rate markets. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying our business activities, acquisitions, investments or capital expenditures. In addition, we may take actions such as selling assets, restructuring or refinancing our debt or seeking additional equity capital although we may not be able to effect any of these actions on satisfactory terms, or at all. Our inability to obtain additional financing on terms favorable to us or our inability to service our debt could have a material adverse effect on our business, results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        Furthermore, our credit agreement contains covenants requiring us to maintain certain financial ratios and tests, including that we maintain a fixed charge coverage ratio of 1.1 to 1.0 at the end of each fiscal quarter when excess availability under both revolving credit facilities is less than 15% of the aggregate amount of availability under both credit facilities. Our ability to comply with those covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement or the indenture governing our 6.50% Senior Notes, the lenders or the note holders, as the case may be, will be able to accelerate the maturity of all borrowings and demand repayment of amounts outstanding, our lenders' commitment to make further loans to us may terminate, and we may be prohibited from making distributions to our unitholders. We might not have, or be able to obtain, sufficient funds to make these accelerated payments.

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

We will be required to make capital expenditures to increase our asset base. If we are unable to obtain needed capital or financing on satisfactory terms, our ability to pay future cash distributions may be diminished or our financial leverage could increase.

        In order to increase our asset base, we will need to make expansion capital expenditures. If we do not make sufficient or effective expansion capital expenditures, we will be unable to expand our business operations. To fund our expansion capital expenditures, we will be required to use cash from our operations or incur borrowings or sell additional common units or other membership interests. Such uses of cash from operations will reduce cash available for distribution to our members. Our ability to obtain bank financing or to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions and contingencies and uncertainties that are beyond our control. Even if we are successful in obtaining the necessary funds, the terms of such financings could limit our ability to pay distributions to our members. In addition, incurring additional debt may significantly increase our interest expense and financial leverage and issuing additional membership interests may result in significant unitholder dilution and increase the aggregate amount of cash required to maintain the then-current distribution rate, which could materially decrease our ability to pay distributions to our unitholders in the future.

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

        If any expansion or development project or acquisition eventually proves not to be accretive to our cash flow per unit, our business, financial condition and results of operations may be materially adversely affected.

Exposure to currency exchange rate fluctuations will result in fluctuations in our cash flows and operating results.

        Currency exchange rate fluctuations could have an adverse effect on our results of operations. Historically, a portion of our revenue has been generated in Canadian dollars, but we incur operating and administrative expenses in both U.S. dollars and Canadian dollars and financing expenses in U.S. dollars. If the Canadian dollar weakens significantly, we would be required to convert more Canadian dollars to U.S. dollars to satisfy our obligations, which would cause our financial condition and result of operations to be adversely affected.

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

        Our natural gas storage activities are subject to stringent and complex federal, state, provincial and local environmental and worker safety laws and regulations. We may incur substantial costs in order to conduct our operations in compliance with these laws and regulations. These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct certain activities, increases in operating expenses or curtailment of certain operations to limit or prevent releases of materials from our facilities, the incurrence of capital expenditures associated with the installation of pollution control equipment, and the imposition of substantial liabilities for pollution resulting from our operations. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions limiting or preventing some or all of our operations. Moreover, new, stricter environmental laws, regulations or enforcement policies could be implemented that significantly increase our compliance costs or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material.

        In addition, laws and regulations to reduce emissions of greenhouse gases could affect the production or consumption of natural gas and, adversely affect the demand for our storage services and the rates we are able to charge for those services. The U.S. Congress and the EPA as well as some states and regional groupings of states have in recent years considered legislation or regulations to reduce emissions of greenhouse gases. These efforts have included consideration of cap-and-trade programs, carbon taxes and greenhouse gas reporting and tracking programs. Although it is not possible at this time to predict how legislation or regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased demand for natural gas. However, if such future laws and regulations are expansive enough to restrict greenhouse gas emissions associated with the use of natural gas, they could reduce the demand for natural gas and/or result in additional compliance costs or operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. In addition, some scientists have concluded that increasing concentrations of greenhouse gas in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets and operations See "Business—Regulation" for more information.

A change in the jurisdictional characterization of our assets by regulatory agencies or a change in policy by those agencies may result in increased regulation of our assets, which may cause our revenues to decline and operating expenses to increase.

        AECO Hub™ in Alberta is not currently subject to rate regulation. The AER has jurisdiction to regulate the technical aspects of construction, development, and operation of storage facilities. If approved to do so by the Alberta Government, the AUC, may also set prices for natural gas stored in

Alberta. It is not currently Alberta Government policy to disturb market-based prices of independent natural gas storage facilities. If, however, the AUC was authorized to regulate the rates we charge, it could materially adversely affect our business. In addition, a connected pipeline tolling structure is available to our customers at AECO Hub™, allowing them to inject and withdraw natural gas without incremental transportation costs. There has been a decision to include the previously provincially-regulated Alberta System under the jurisdiction of the Federal National Energy Board, or NEB, and it is possible that the NEB could assume federal jurisdiction over, and set rates for, connected storage facilities, including AECO Hub™, or invoke transportation toll design changes that negatively impact AECO Hub™.

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

        Our rights under storage easements and leases continue for so long as we conduct storage operations and pay our grantors for our use, or otherwise pay rent owing to the applicable lessor. If we were unable to operate our storage facilities for a prolonged period of time (generally one year) or did not pay the rent or minimum royalty, as applicable, to maintain such storage easements and leases in good standing, we might lose title to our natural gas storage rights underlying our storage facilities. In addition, title to some of our real property assets may have title defects which have not historically materially affected the ownership or operation of our assets. In either case, to recover our lost rights or to remove the title defects, we would be required to utilize significant time and resources. In addition, we might be required to exercise our power of condemnation to the extent available. Condemnation proceedings are adversarial proceedings, the outcomes of which are inherently difficult to predict, and the compensation we might be required to pay to the parties whose rights we condemn could be significant and could materially adversely affect our business, financial condition and results of operations.

Our risk management policies cannot eliminate all commodity price risk. In addition, any non-compliance with our risk management policies could result in significant financial losses.

        While our hedging policies are designed to minimize commodity price risk, some degree of exposure to unforeseen fluctuations in market conditions remains. We have in place risk management systems that are intended to quantify and manage risks, including risks related to our hedging activities such as commodity price risk and basis risk. We monitor processes and procedures to prevent unauthorized trading and to maintain substantial balance between purchases and future sales and delivery obligations. However, these steps may not detect and prevent all violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved. There is no assurance that our risk management procedures will prevent losses that would negatively affect our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Management Policy and Practices."

New derivatives legislation could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.

        We use over-the-counter (OTC) derivative products to hedge commodity risks and, to a lesser extent, our currency risks. On July 21, 2010 new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, that participate in that market. The Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission ("CFTC"), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September of 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time. The Dodd-Frank Act and

CFTC Rules also may require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, the Dodd-Frank Act requires that regulators establish margin rules for uncleared swaps. Posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute derivatives to reduce risk and protect cash flows. Although we expect to qualify for the end-user exception to the clearing, trade execution and margin requirements for swaps entered to hedge our commercial risks, the application of the such requirements to other market participants, such as swap dealers, may change the cost and availability of our derivatives. Other regulations also remain to be finalized, and the CFTC has delayed the compliance dates for various regulations already finalized. As a result it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects.

        The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, and reduce our ability to monetize or restructure our existing derivative contracts. If we reduce our use of derivatives as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to natural gas. Our revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

        In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations is not clear.

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

        In the event that our storage facilities are subject to terrorist activities, such activities could significantly impair our operations and result in a decrease in revenues and additional costs to repair and insure our assets. The effects of, or threat of, terrorist activities could result in a significant decline in the North American economy and the decreased availability and increased cost of insurance coverage. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of customers for a significant portion of our revenues. The loss of any of these customers could result in a decline in our revenues.

        We rely on a limited number of customers for a significant portion of our revenues. The loss of all or a portion of the revenues attributable to our key customers as a result of competition, creditworthiness, inability to negotiate extensions or replacements of contracts or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

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

        Our Operating Agreement among us, Holdco and others does not prohibit affiliates of our manager, including Holdco and the Carlyle/Riverstone Funds, from owning assets or engaging in businesses that compete directly or indirectly with us. The Carlyle/Riverstone Funds and their portfolio companies may acquire, construct or dispose of additional natural gas storage or other assets in the future, without any obligation to offer us the opportunity to purchase or construct any of those assets. The Carlyle/Riverstone Funds and their affiliates are large, established participants in the energy industry and may have greater resources than we have, which may make it more difficult for us to compete with these entities with respect to commercial activities as well as for acquisition opportunities. As a result, competition from these entities could adversely impact our business, financial condition and results of operations.

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

        Unitholders have little ability to remove our manager. The vote of the holders of at least 66 2/3% of all outstanding common units and Notional Subordinated Units voting together as a single class is required to remove our manager. Holdco owns 53.93% of our outstanding common units and all of our Notional Subordinated Units. Accordingly, our public unitholders are currently unable to remove our manager without Holdco's consent because Holdco owns sufficient units to be able to prevent the manager's removal.

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

        If at any time our manager and its affiliates own more than 80% of the common units, our manager will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price, as calculated pursuant to the terms of our Operating Agreement. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our manager is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the call right. There is no restriction in our Operating Agreement that prevents our manager from issuing additional common units and exercising its call right. If our manager exercised its call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our manager and its affiliates own approximately 53.93% of our outstanding common units.

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

        We have 37,988,724 common units outstanding. 20,488,525 of the common units are owned by Holdco. Sales by Holdco or other large holders of a substantial number of our common units in the public markets, or the perception that such sales might occur, could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. In addition, we provided registration rights to Holdco. Under our Operating Agreement, our manager and its affiliates have additional registration rights relating to the offer and sale of any units that they hold, subject to certain limitations.

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

        Our Operating Agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to a material amount of entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

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

        The present U.S. federal income tax treatment of publicly traded partnerships, companies with multinational operations, or an investment in entities such as Niska Gas Storage Partners LLC may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Obama administration's budget proposal for fiscal year 2016 recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration's proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

        Further, the Treasury Department and the Internal Revenue Service issued proposed Regulations interpreting the scope of the qualifying income requirement on May 5, 2015 (the "Proposed Regulations"). We believe that our operations are consistent with the current draft of the Proposed Regulations. However, the Proposed Regulations, once issued in final form, have the potential to change interpretations of the current law.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

  Our Limited Liability Company Interests

        As of June 11, 2015 we had outstanding 37,988,724 common units, a 1.80% managing member interest and incentive distribution rights, or IDRs. The common units represent all of our limited partner interests and 98.20% of our total ownership interests excluding our IDRs. As discussed below under "Our Cash Distribution Policy—Incentive Distribution Rights," the IDRs represent the right to receive 48% of any quarterly cash distribution after our common unitholders have received the full quarterly distribution for each quarter plus any arrearages from prior quarters (of which there are currently none). Holdco currently owns approximately 53.93% of our outstanding common units and all of our IDRs.

        Our common units, which represent limited liability company interests in us, are listed on the NYSE under the symbol "NKA." Our common units have been traded on the NYSE since May 12, 2010. Prior to that time, there was no public market for our common units. The following table sets forth for the indicated periods the high and low sales prices per unit for our common units on the NYSE:

Three Months Ended	High	Low
March 31, 2015	$4.62	$1.44
December 31, 2014	$12.91	$2.71
September 30, 2014	$16.10	$12.27
June 30, 2014	$16.43	$12.26
March 31, 2014	$16.32	$11.30
December 31, 2013	$17.00	$14.23
September 30, 2013	$15.49	$14.00
June 30, 2013	$15.86	$12.45

        On June 11, 2015, the closing market price for our common units was $1.40 per unit.

        We have gathered tax information from our known unitholders and from brokers/nominees and, based on the information collected, we have approximately 16,095 beneficial unitholders at March 31, 2015.

        Cash distributions paid to common unitholders for the years ended March 31, 2015 and 2014 were as follows:

Record Date	Payment Date	Per Common Unit
November 12, 2014	November 20, 2014	$0.35
August 11, 2014	August 19, 2014	$0.35
May 19, 2014	May 27, 2014	$0.35
February 10, 2014	February 18, 2014	$0.35
November 13, 2013	November 21, 2013	$0.35
August 12, 2013	August 15, 2013	$0.35
May 20, 2013	May 23, 2013	$0.35

        Cash distributions of substantially all of our available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated cash expenditures and contingencies are made as our Board deems appropriate. Distributions of cash paid by us to a unitholder will not result in taxable gain or income except to the extent the aggregate amount distributed exceeds the tax basis of the common units owned by the unitholder.

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

  Holders

        As of June 11, 2015, there were thirteen holders of record of our common units. The number of record holders does not include holders of units in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

  Our Cash Distribution Policy

        Our Operating Agreement contains a policy pursuant to which we pay regular quarterly cash distributions in an aggregate amount equal to substantially all of our cash available for distribution, after reserves for the prudent conduct of our business (including reserves for capital expenditures, operating expenditures and debt service) or for distributions to members in respect of future quarters. On January 28 and May 6, 2015, our Board suspended the quarterly distribution to common unitholders for the third and fourth quarters of fiscal 2015, respectively. Our Board may continue to consider whether to make distributions on a quarter-by-quarter basis, or may determine to change our distribution policy.

  Managing Member Interest

        Our manager is entitled to 1.80% of all distributions that we make prior to our liquidation. Our manager has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current managing member interest if we issue additional membership interests in the future. The manager's 1.80% interest in distributions will be reduced if we issue additional membership interests in the future and our manager does not contribute a proportionate amount of capital to us to maintain its 1.80% managing member interest.

  Incentive Distribution Rights

        The IDRs entitle the Carlyle/Riverstone Funds to receive 48% of any quarterly cash distributions after our common unitholders have received the full minimum quarterly distribution ($0.35 per unit) for each quarter plus any arrearages from prior quarters.

        To date, the Company has not made any payments with respect to the IDRs.

  Limitations on Cash Distributions; Ability to Change Our Cash Distribution Policy

        There is no guarantee that unitholders will receive quarterly cash distributions from us. Our distribution policy may be changed at any time and is subject to certain restrictions, including:

  •
  We may continue to lack sufficient cash to pay distributions to our unitholders due to cash flow shortfalls attributable to a number of operational, commercial or other factors as well as increases in our operating or general and administrative expenses, principal and interest payments on our outstanding debt, tax expenses, working capital requirements and anticipated cash needs. Our cash available for distribution to unitholders is directly impacted by our cash expenses necessary to run our business, including capital needs to maintain our storage facilities, finance our proprietary optimization program and fund the margin requirements of our hedging instruments.

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

  •
  Our board's determination of cash available for distribution takes into account reserves for the prudent conduct of our business (including reserves for cash distributions to our members), and the establishment of (or any increase in) those reserves could result in a continued suspension of cash distributions to our unitholders.

  •
  Even if our cash distribution policy is not modified or revoked, we may continue to not pay distributions under our cash distribution policy and the decision to make any distribution is determined by our Board.

  •
  Under Section 18-607 of the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets.

  Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following table shows selected historical consolidated financial and operating data of Niska Gas Storage Partners LLC for each fiscal year in the five-year period ended March 31, 2015.

        The historical consolidated financial data presented for each fiscal year in the five-year period ended March 31, 2015 is derived from the audited financial statements for those respective periods, and should be read together with and are qualified in their entirety by reference to, the historical audited consolidated financial statements of Niska Gas Storage Partners LLC and the accompanying notes included in Item 8.

        Moreover, the table should be read together with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended March 31,
	2015	2014	2013	2012	2011
	(dollars in thousands, except per unit amounts)
Consolidated Statement of Earnings Data:
Revenues(1)	$98,319	$207,396	$140,695	$268,581	$230,075
Depreciation and amortization	117,323	41,286	50,409	46,132	46,891
Interest and debt expense	51,336	66,315	67,010	74,630	77,007
Earnings (loss) before income taxes	(382,312)	(19,213)	(62,543)	(185,459)	27,403
Net earnings (loss)	(350,656)	(8,957)	(43,601)	(165,772)	57,457
Earnings (loss) per unit(2)	(9.34)	(0.25)	(0.63)	(2.39)	0.31
Balance Sheet and Other Financial Data (at period end):
Total current assets	$253,405	$297,137	$247,775	$439,427	$443,699
Total assets	1,160,959	1,539,191	1,524,392	1,803,358	2,061,270
Total debt(3)	779,426	706,725	722,274	807,179	800,000
Members' equity	185,671	554,140	597,377	690,390	916,973
Cash distributions declared (per unit):
Common units	$1.05	$1.40	$1.40	$1.40	$0.87
Subordinated units(6)	—	—	—	0.70	0.87
Operational Data: (unaudited)
Effective working gas capacity (Bcf)(4)	250.5	250.5	225.5	221.5	204.5
Capacity added during the period (Bcf)	—	25.0	4.0	17.0	19.0
Percent of operated capacity leased to third parties(5)	68.6%	76.1%	74.8%	62.4%	71.4%

(1)
Revenues include optimization revenues, which are presented net of cost of goods sold.

(2)
Earnings (loss) per unit for the years ended March 31, 2015 and 2014 were only attributable to common unitholders as a result of cancellation of the Company's subordinated units at the beginning of fiscal 2014.

(3)
Includes obligations under capital lease and asset-based revolving credit facilities.

(4)
Represents operated and NGPL leased capacity. Effective working gas capacity data is as at March 31 of each year.

(5)
Excludes NGPL leased capacity of 8.5 Bcf.

(6)
On April 2, 2013, Niska Partners completed an equity restructuring with affiliates of the Carlyle/Riverstone Funds. In the restructuring, all of the Company's 33.8 million subordinated units were cancelled.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The historical financial statements included elsewhere in this document reflect the consolidated assets, liabilities and operations of Niska Gas Storage Partners LLC ("Niska Partners" or "Niska") as at March 31, 2015 and 2014, and for the years ended March 31, 2015, 2014 and 2013. The following discussion of the historical consolidated and combined financial condition and results of operations should be read in conjunction with the historical financial statements and accompanying notes of Niska included elsewhere in this document. In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See "Forward-Looking Statements." Factors that could cause actual results to differ include those risks and uncertainties that are discussed in "Risk Factors."

  Overview

        We operate the Countess and Suffield gas storage facilities (collectively, the AECO HubTM) in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. We market our working gas storage capacity and we optimize our storage capacity with our own proprietary gas purchases at each of these facilities. We have a total of approximately 244.9 Bcf of working gas capacity among our facilities, including 2.9 Bcf leased from a third party pipeline company. We also operate a natural gas marketing business which is an extension of our proprietary optimization activities in Canada.

        We earn revenues by leasing storage on a long-term firm ("LTF") contract basis for which we receive monthly reservation fees for fixed amounts of storage, leasing storage on a short-term firm ("STF") contract basis, where a customer pays a fixed fee to inject a specified quantity of natural gas on a specified date or dates and a fixed fee to withdraw on a specified future date or dates, and optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins higher than those from third-party contracts. Proprietary optimization activities occur when the Company purchases and sells natural gas for its own account. Our revenues related to our marketing business are included in proprietary optimization activities.

        We have aggregated all of our activities in one reportable operating segment for financial reporting purposes. Our consolidated financial statements are prepared in accordance with GAAP.

        The fiscal year ended March 31, 2015 was extremely difficult for Niska. Adjusted EBITDA and Cash Available for Distribution declined substantially to $66.7 million and $14.1 million, respectively, from $140.0 million and $75.0 million, respectively in fiscal 2014. Included in the fiscal 2015 amounts are a one-time contract termination settlement with our largest customer of $26.0 million and benefits from inventory write-downs of $23.1 million. Excluding these amounts, Adjusted EBITDA and Cash Available for Distribution would have been $17.6 million and negative $35.0 million, respectively. These unfavorable financial results resulted from a significant deterioration in market conditions which included:

  •
  Extraordinarily low seasonal spreads which substantially reduced the value of the Company's storage services, and had a negative impact on short-term firm and optimization revenues;

  •
  Reduced price volatility resulting from increased gas supply in the market which, in turn, reduced the Company's ability to capture additional value based on changes in natural gas prices,; and

  •
  Costs associated with the acquisition of natural gas to provide temporary pressure support in our reservoirs. In previous years the acquisition of temporary pressure support gas provided net revenues to the Company. In fiscal 2015, backwardation in certain natural gas markets and the need to acquire temporary pressure support gas created substantial costs for the Company.

        In addition, the Company recorded non-cash charges including additional depreciation of $64.7 million associated with migration of cushion gas at two of its Canadian-based facilities and the write-off of the remainder of the Company's recorded goodwill of $245.6 million. The combination of the market events discussed above and non-cash charges resulted in a net loss for the period of $350.7 million.

        The financial impact of the market events discussed above has significantly reduced the Company's available liquidity, which consists of cash on hand and availability under its $400 million revolving credit agreement. At March 31, 2015, the Company had $106.8 million of available liquidity, compared to $279.8 million at March 31, 2014. The significant reduction in liquidity resulted from the negative economic factors noted above coupled with the Company's financing of significant amounts of inventory for optimization and temporary pressure support.

        An important credit metric for the Company is our fixed charge coverage ratio, or FCCR, which is contained in the Indenture to our 6.50% Senior Notes and our $400.0 million Revolving Credit Agreement, or Credit Facility. The FCCR, measured on a trailing-twelve month basis, measures our Adjusted EBITDA divided by fixed charges, both of which are defined in the Indenture and Credit Facility. When our FCCR is below 2.0 times, we are restricted in our ability to issue new debt. When our FCCR is below 1.75 times, we are restricted in our ability to pay distributions. When our FCCR is below 1.1 times, we are unable to borrow the last 15% of availability under our credit facility without triggering an event of default. Availability is limited to an aggregate borrowing base or $400 million, whichever is less. As of March 31, 2015, we had a FCCR of 1.3 to 1.0 and we were entitled to draw on the full capacity of the Credit Facility. We believe that it is likely that our FCCR will fall below 1.1 to 1.0 in the period ending June 30, 2015. If this occurs, we will reduce availability by 15% commencing when we report earnings for that period.

        In response to deteriorating conditions in the natural gas storage industry, we have undertaken a number of steps to improve our financial position, results of operations and credit metrics, including the following:

  •
  The implementation of operating and general and administrative cost reduction strategies.

  •
  The suspension of the quarterly distribution to common unitholders on January 28, 2015 for our fiscal third quarter and on May 6, 2015 for our fiscal fourth quarter.

  •
  The implementation of a Distribution Reinvestment Program (or "DRIP"), which allows owners of our common units to reinvest their quarterly distributions in additional common units. Distributions of $19.6 million and $18.3 million on common units, substantially all of which were owned by the Carlyle/Riverstone Funds, were reinvested during fiscal 2015 and fiscal 2014 pursuant to the DRIP program which resulted in the issuance of approximately 2.24 million and 1.25 million common units, respectively.

  •
  The redemption of the balance of the 8.875% Senior Notes due 2018 in March 2014 through a combination of available working capital and $575 million of new 6.5% Senior Notes due 2019 the effect of which is lower fixed charges of approximately $15 million.

        As we begin fiscal 2016, market conditions for natural gas storage remain challenging, with relatively narrow seasonal spreads and continuing muted volatility. We are unable to predict if and when natural gas storage markets will return to more robust levels. However, we believe that our existing sources of liquidity, which include cash on hand, expected cash from operations and availability under our revolving credit facility, even if restricted to 85% of the aggregate borrowing base, will be sufficient to fund our short-term liquidity needs through March 31, 2016.

        See also "How We Evaluate Our Operations—Capitalization, Leverage and Liquidity" and "Liquidity and Capital Resources."

        A summary of financial and operating data for the years ended March 31, 2015, 2014 and 2013:

	Year Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) Data:
Revenues
Fee-based revenue	$92,340	$135,356	$163,325
Optimization, net(1)	5,979	72,040	(22,630)

	98,319	207,396	140,695
Expenses (Income):
Operating	39,230	40,834	32,535
General and administrative	26,833	39,937	38,562
Depreciation and amortization	117,323	41,286	50,409
Interest	51,336	66,315	67,010
Loss on extinguishment of debt(2)	—	36,697	599
(Gain) loss on disposal of assets(3)	(64)	—	14,927
Impairment of goodwill(3)	245,604	—	—
Foreign exchange losses (gains)	380	1,182	(694)
Other (income) expense	(11)	358	(110)

Earnings (loss) before income taxes	(382,312)	(19,213)	(62,543)
Income tax expense (benefit):
Current	2,595	82	(1,414)
Deferred	(34,251)	(10,338)	(17,528)

	(31,656)	(10,256)	(18,942)

Net earnings (loss) and comprehensive income (loss)	$(350,656)	$(8,957)	$(43,601)

Reconciliation of Adjusted EBITDA to net (loss) earnings:
Net earnings (loss)	$(350,656)	$(8,957)	$(43,601)
Add (deduct):
Interest expense	51,336	66,315	67,010
Income tax benefit	(31,656)	(10,256)	(18,942)
Depreciation and amortization	117,323	41,286	50,409
Non-cash compensation expense	2,305	—	—
Impairment of goodwill	245,604	—	—
Unrealized risk management (gains) losses	(31,694)	8,732	89,851
Loss on extinguishment of debt	—	36,697	599
Foreign exchange losses (gains)	380	1,182	(694)
(Gain) loss on disposal of assets	(64)	—	14,927
Other (income) expense	(11)	358	(110)
Inventory impairment writedowns	63,800	4,600	22,281

Adjusted EBITDA(4)	66,667	139,957	181,730
Add (deduct):
Cash interest expense, net	(47,684)	(62,961)	(63,599)
Income taxes (paid) recovered	(50)	(73)	722
Maintenance capital expenditures	(4,844)	(1,575)	(1,833)
Other income (expense)	11	(358)	110

Cash Available for Distribution(4)	$14,100	$74,990	$117,130

	Year Ended March 31,
	2015	2014	2013
	(dollars in thousands)
Balance Sheet Data (at period end):
Total assets	1,160,959	1,539,191	1,524,392
Property, plant and equipment, net of accumulated depreciation	820,467	908,274	918,061
Long-term debt(5)	584,587	585,926	656,015
Total partners' equity	185,671	554,140	597,377
Operating Data (unaudited):
Effective working gas capacity (Bcf)(6)	250.5	250.5	225.5
Capacity added during period (Bcf)	—	25.0	4.0
Percent of operated capacity contracted to third parties(7)	68.6%	76.1%	74.8%

(1)
Optimization revenue is presented net of cost of goods sold. Net optimization revenues include unrealized risk management gains/losses and write-downs of inventory. We had unrealized risk management gains of $31.7 million for the year ended March 31, 2015 and unrealized risk management losses of $8.7 million and $89.9 million for the years ended March 31, 2014 and 2013. We had write-downs of inventory of $63.8 million, $4.6 million and $22.3 million for the years ended March 31, 2015, 2014 and 2013, respectively. Excluding these non-cash items, which do not affect Adjusted EBITDA, our realized optimization revenues were $38.1 million, $85.4 million and $89.5 million for the years ended March 31, 2015, 2014 and 2013, respectively.

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

(3)
Goodwill impairment in the fiscal year ended March 31, 2015 relates to goodwill in two subsidiaries that was determined to be fully impaired and, therefore, an impairment charge of $245.6 million was recorded. Loss on disposal of assets in the fiscal year ended March 31, 2013 relates to losses on sales of cushion from one of our Canadian facilities and from one of our U.S. facilities.

(4)
Adjusted EBITDA and Cash Available for Distribution in fiscal 2015 include the benefits of inventory write-downs related to inventory impairments of $23.1 million (fiscal 2014—$2.4 million; fiscal 2013—$43.1 million). Excluding these benefits, Adjusted EBITDA would have been $43.6 million for fiscal 2015 (fiscal 2014—137.6 million; fiscal 2013—$138.6 million) and Cash Available for Distribution would have been negative $9.0 million for fiscal 2015 (fiscal 2014—$72.6 million; fiscal 2013—$74.0 million).

(5)
Includes long-term obligations under capital lease, but excludes asset-based revolving credit facility drawings which are recorded in current liabilities.

(6)
Represents operated and NGPL leased capacity.

(7)
Excludes NGPL leased capacity of 8.5 Bcf.

        The following table sets forth average volume utilized by, and revenue and fees/margins derived from LTF contracts, STF contracts and proprietary optimization transactions for each of the years in the three-year period ended March 31, 2015:

	Year Ended March 31,
	2015	2014	2013
Storage Capacity (Bcf) utilized by:
LTF Contracts	90.7	109.5	126.1
STF Contracts	75.4	74.7	36.1
Proprietary optimization transactions	84.4	66.3	63.3

Total	250.5	250.5	225.5

Revenue (in thousands)
Fee-based contracts
LTF Contracts	$80,781	$83,940	$108,615
STF Contracts	11,559	51,416	54,710

	92,340	135,356	163,325
Optimization:
Realized proprietary optimization transactions	38,085	85,372	89,525
Unrealized risk management gains (losses)	31,694	(8,732)	(89,874)
Inventory write-downs	(63,800)	(4,600)	(22,281)

	5,979	72,040	(22,630)

Total	$98,319	$207,396	$140,695

Fees/Margins ($/Mcf)
LTF Contracts(1)	$0.89	$0.77	$0.86
STF Contracts	0.15	0.69	1.51
Realized proprietary optimization transactions	0.45	1.29	1.41

(1)
Excluding the one-time, early termination payment of $26.0 million from TransCanada, realized margins would have been $0.60 per Mcf in fiscal 2015.

Non-GAAP Financial Measure

  Adjusted EBITDA and Cash Available for Distribution

        We use the non-GAAP financial measures "Adjusted EBITDA" and "Cash Available for Distribution" in this report. A reconciliation of Adjusted EBITDA and Cash Available for Distribution to net earnings, their most directly comparable financial measure as calculated and presented in accordance with GAAP, is shown above.

        We define Adjusted EBITDA as net earnings before interest, income taxes, depreciation and amortization, impairment of goodwill, unrealized risk management gains and losses, loss on extinguishment of debt, foreign exchange gains and losses, inventory impairment write-downs, gains and losses on asset dispositions, non-cash compensation expense, asset impairments and other income. We define Cash Available for Distribution as Adjusted EBITDA reduced by interest expense (excluding amortization of deferred financing costs), income taxes paid (or recovered), maintenance capital expenditures and other (income) expense. Adjusted EBITDA and Cash Available for Distribution are used as a supplemental financial measure by our management and by external users of our financial statements such as commercial banks and ratings agencies, to assess:

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

        The GAAP measure most directly comparable to Adjusted EBITDA and Cash Available for Distribution is net earnings. The non-GAAP financial measures of Adjusted EBITDA and Cash Available for Distribution should not be considered as alternatives to net earnings. Adjusted EBITDA and Cash Available for Distribution are not presentations made in accordance with GAAP and have important limitations as analytical tools. Adjusted EBITDA and Cash Available for Distribution should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Because Adjusted EBITDA and Cash Available for Distribution exclude some, but not all, items that affect net earnings and are defined differently by different companies, our definition of Adjusted EBITDA and Cash Available for Distribution may not be comparable to similarly titled measures of other companies.

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

How We Evaluate Our Operations

        We generate substantially all of our revenue through long- and short-term contracts for the storage of natural gas for third-party customers and the proprietary optimization of storage capacity that is uncontracted, underutilized or available only on a short-term basis. We evaluate our business on the basis of the following key measures:

  •
  volume and fees derived from fee-based contracts;

  •
  volume and margin derived from our proprietary optimization activities;

  •
  operating, general and administrative expenses;

  •
  Adjusted EBITDA;

  •
  capitalization and leverage; and

  •
  borrowing base revolver availability, liquidity, and compliance with debt covenants.

  Volume and Fees Derived from Fee-based Contracts

        We provide fee-based natural gas storage services to our customers under long-term firm (LTF) and short-term firm (STF) contracts. When a customer enters into a LTF contract, the customer is obligated to pay us monthly reservation fees for a fixed amount of storage which is usable by the customer at their option subject to contractual limits. These fees are fixed regardless of the actual use by the customer, and we also collect a variable fee when the services are actually used in order to allow us to recover our variable operating costs. The volume-weighted average life of our LTF contracts at March 31, 2015 was 3.3 years. Reservation fees comprise over 90% of the revenue generated under LTF contracts and provide a baseline of revenue in excess of our operating and general and administrative costs.

        We also provide fee-based services under short-term firm (STF) contracts, where a customer pays a fixed fee to inject a specified quantity of gas on a specified date or dates and to withdraw on a specified future date or dates.

        We monitor both the volume and price of our LTF and STF contracts in order to evaluate the effectiveness of our marketing efforts as well as the relative attractiveness of each of these types of contracts compared to each other as well as in comparison to our optimization strategy. During periods when market values for storage capacity are higher, we typically use more of our capacity under LTF contracts. The fees we are able to generate from our LTF and STF contracts reflect market conditions, including interest rates. The capacity used for STF contracts depends, among other things, on available capacity not reserved under LTF contracts as well as market demand and contract rates available for these services.

  Volume and Margin Derived from Our Proprietary Optimization Activities

        When market conditions warrant, we enter into economically hedged transactions with available capacity. This can achieve higher margins than can be obtained from third-party contracts. Because we economically hedge our transactions, we are able to determine in advance the minimum margins that will be realized and add incremental margins by re-hedging as market conditions change.

        At times, if spreads move favorably, such as if winter gas prices fall below forward prices for the following summer, we can further increase margins that have been substantially locked in by choosing to hold inventory into a subsequent period and re-hedging the transaction. This has the result of increasing our cash flow margins and overall profitability although for accounting purposes the income is recognized in a later period, causing cyclicality in our reported revenues and profits.

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

  Operating Expenses

        Our most significant variable operating expenses are fuel and electricity costs. These operating expenses vary significantly based upon the amount of natural gas we inject or withdraw throughout the year and the price of the energy commodity at the time of purchase. Variable operating expenses are partially offset by the variable fees we collect from our LTF contracts. The fixed component of our operating expenses include salaries and labor, parts and supplies, surface and mineral lease rentals and other general operating costs. These fixed operating expenses are more stable from year to year but can fluctuate due to unforeseen repairs and equipment malfunctions.

  General and Administrative Expenses

        Our general and administrative expenses primarily consist of employee compensation, legal, accounting and tax fees and our office lease.

  Capitalization, Leverage and Liquidity

        We regularly monitor our credit metrics. Our most important credit metric is our fixed charge coverage ratio, or FCCR, which is contained in the Indenture to our 6.50% Senior Notes and our $400.0 million Revolving Credit Agreement. The FCCR measures our Adjusted EBITDA divided by fixed charges, both of which are defined in the Indenture and credit agreement. As discussed below, when our FCCR is below 2.0 times, we are restricted in our ability to issue new debt. When our FCCR is below 1.75 times, we are restricted in our ability to pay distributions. When our FCCR is below 1.1 times, we are unable to borrow the last 15% of availability without triggering an event of default. We also monitor our ratio of long-term and total debt to Adjusted EBITDA and our ratio of debt to debt plus equity. While these metrics are not included in our Indenture or credit agreement, they are common metrics used to measure the credit-worthiness of companies, including those similar to us.

        As of March 31, 2015, we had a FCCR of 1.3 to 1.0, a ratio of total debt to Adjusted EBITDA of 11.7 times, a ratio of long-term debt to Adjusted EBITDA of 8.8 times and a ratio of long-term debt to long-term debt plus equity of 75.9%. In response to deteriorating conditions in the natural gas storage industry, we have undertaken a number of steps to improve our credit metrics, including the following:

  •
  The implementation of operating and general and administrative cost reduction strategies.

  •
  The suspension of the quarterly distribution to common unitholders on January 28, 2015 for our fiscal third quarter and on May 6, 2015 for our fiscal fourth quarter.

  •
  The implementation of a Distribution Reinvestment Program (or "DRIP"), which allows owners of our common units to reinvest their quarterly distributions in additional common units. Distributions of $19.6 million and $18.3 million on common units, substantially all of which were owned by the Carlyle/Riverstone Funds, were reinvested during fiscal 2015 and fiscal 2014 pursuant to the DRIP program which resulted in the issuance of approximately 2.24 million and 1.25 million common units, respectively.

  •
  The redemption of the balance of the 8.875% Senior Notes due 2018 in March 2014 through a combination of available working capital and $575 million of new 6.5% Senior Notes due 2019 the effect of which is lower fixed charges of approximately $15 million.

        Funding the purchase of proprietary optimization inventory can consume a significant portion of our available working capital. Accordingly, we closely monitor the utilization and remaining available capacity under our credit facilities and actively pursue additional short-term firm contracts when we determine it is appropriate to maintain liquidity.

Factors that Impact Our Business

        Factors that impact the performance of specific components of our business from period to period include the following:

  Market Conditions for Natural Gas Storage

        During the year ended March 31, 2015, the difference between winter and summer prices in the natural gas futures market, referred to as the seasonal spread, remained extremely narrow and low levels of volatility persisted. These were the result of numerous factors, including, but not limited to: (i) low opening inventories of natural gas in storage in North America due to the high drawdown in winter of fiscal 2014, which resulted in stronger demand for gas during the injection season and tightened the seasonal spread for fiscal 2015; (ii) strong injections into storage during the summer months of fiscal 2015, due in part to material year-over-year increase in natural gas production in the United States as well as Western Canada; (iii) regional weather patterns during the fiscal 2015 winter season which provided warmer than normal weather in Western North America and resulted in lower regional demand and volatility year over year; (iv) record supply growth in the United States which came online during the winter, and (v) the development of new pipeline infrastructure connecting new supply to markets. Our market opportunities were also limited due to the existence of sufficient natural gas supply to meet Eastern demand because material inventories from the West, where the majority of our capacity is located, were not needed to balance the North American market.

        These market conditions negatively impacted our fiscal 2015 revenues by reducing the seasonal spread which lowered the price we charge for long-term contracts as well as reducing the profitability of our short-term firm and optimization activities, where we make hedged natural gas purchases for our own account. As long-term contracts expire in future years, we may enter into new contracts at lower rates than the expiring contracts, and the impact on revenues could be material. If low levels of volatility and narrow seasonal spreads persist, our future revenues and profitability will be materially adversely affected. We are unable to predict the timing or magnitude of such events nor can we predict the ultimate impact they may have on our results of operations.

        Market conditions for natural gas storage can change rapidly as a result of a number of factors, including overall storage levels across North America and in the markets we serve, current and anticipated levels of natural gas supply and demand, constraints on pipeline infrastructure capacity, and weather patterns. Accordingly, current market conditions may not be a reliable predictor of future market conditions. Long term, we believe several factors may contribute to meaningful growth in North American natural gas demand, including: (i) growth in base-load industrial demand; (ii) fuel switching for electricity generation from coal to natural gas; (iii) construction of new gas-fired power plants; (iv) growing exports of natural gas to Mexico; and (v) exports of North American Liquefied Natural Gas, or LNG, all of which could bolster the demand for, and the commercial value of, natural gas storage.

        During the year ended March 31, 2015, we concluded that a number of factors, including the continued narrow seasonal spread combined with the significant reduction in natural gas price volatility, and a strong decline in our equity market capitalization were impairment indicators. We made this determination because these factors had a material negative effect on our financial performance, and we were unable to predict if and when these factors will reverse. We performed a goodwill impairment test and concluded the remaining balance of our goodwill was fully impaired, and therefore a non-cash impairment charge of $245.6 million was recorded.

  Working Gas Storage Capacity

        Changes in working gas capacity are expected to impact the level of our revenue. For the fiscal year ended March 31, 2015, our gas storage capacity remained unchanged from the prior year. On

April 1, 2015, our contract for 5.6 Bcf of the 8.5 Bcf leased capacity on NGPL expired, thereby reducing our gas storage capacity to approximately 244.9 Bcf. We do not expect this change will cause a significant reduction to future earnings.

  Carried Inventory

        When winter gas prices fall below forward prices for the following summer, which is referred to as a contango market, we may defer the withdrawal of proprietary optimization inventory until the next fiscal year in order to reduce operating costs and add incremental margin and economic value, independent of the period in which that revenue is earned. This results in the deferral of realized earnings and cash flow from one fiscal year to the next. This was evident during the fiscal year ended March 31, 2015, when increased gas supply in the United States resulted in a reduction in the demand for natural gas in storage and resulted in a significant overall decline in near-term natural gas prices. Due to the contango position of the forward market, we deferred the withdrawal of proprietary optimization inventory until fiscal 2016. Proprietary optimization inventory at March 31, 2015 was approximately 48 Bcf. In fiscal 2014, beginning and ending proprietary optimization inventories were relatively low (approximately 27 Bcf at March 31, 2013 and approximately 19 Bcf at March 31, 2014) as a result of late-winter cold weather in March 2013 and extraordinarily cold weather throughout the winter of 2014.

  Cushion Migration and Pressure Support

        Cushion migration occurs when hydrocarbons move to an area of the storage reservoir where effective support in cycling a facility's working gas is no longer provided. During the years ended March 31, 2015, 2014 and 2013, we recorded charges to depreciation expense of $64.7 million, $ nil and $9.5 million, respectively, related to 6.2 Bcf, nil Bcf and 1.6 Bcf of proprietary cushion estimated to have migrated at our facilities. We currently estimate that ongoing cushion migration could require an annual expenditure of approximately $6 million to $10 million. These estimates include assumptions about storage levels and cycling requirements which can vary significantly depending on operating conditions.

        Our storage facilities may also require additional natural gas to provide temporary pressure support during periods of high activity to meet cycling requirements and performance demands related to our gas in storage. These volumes fluctuate from year to year along with our cycling requirements, which are dependent on market conditions. These cycling requirements are managed through a combination of strategies which are adapted to changes in natural gas market conditions. Typically, the use of gas to provide temporary pressure support results in net revenue gains because the cost to acquire natural gas in the nearer term is lower than the price of natural gas for future delivery.

        Backwardation, a condition where the price of natural gas in the near term is higher than the price for future delivery, occurred in the winter of fiscal 2014 and spring of fiscal 2015. This increased our costs to manage our cycling requirements, which include the purchase or lease of natural gas used for temporary pressure support. The cost of temporary pressure support gas was approximately $40 million in fiscal 2015, substantially all of which were recognized as part of inventory write-downs. Over the upcoming five years, the expected cumulative cost of temporary pressure support gas is $6 million which relates to our commitments to lease certain volumes of natural gas to address our future temporary pressure support needs. In the event that natural gas storage market conditions become more favorable, the cost of managing our operational requirements could be reduced. However, if the conditions deteriorate, the cost of managing our operational requirements will increase.

  Material Agreements

        In May 2014, we entered into a new contract with TransCanada, our largest volumetric customer. This new contract replaced a previous storage agreement which provided TransCanada with approximately 40 Bcf of storage capacity at our AECO facilities and had a term that extended to 2030. Under the previous storage agreement both parties had the option to terminate at the end of defined five-year intervals, including April 1, 2015. TransCanada elected to terminate this agreement and entered into a new agreement with us which extends until 2020. The new agreement provides TransCanada with an initial storage capacity of approximately 40 Bcf which will be reduced to approximately 20 Bcf on April 1, 2017. By exercising its early termination rights, TransCanada was obligated to make an early termination payment to us of $26.0 million. This payment has been recognized in long-term firm revenue in fiscal 2015. The new rates under the renegotiated contract are lower than the rate in effect for the current fiscal year and are expected to reduce LTF revenues by approximately $13 million in fiscal 2016 compared to revenues recognized in fiscal 2015.

  Variable Costs

        The variable operating costs of our facilities are primarily comprised of fuel costs associated with natural gas and electricity for compressor operations. Our operating costs are affected by the amount and price of energy used to inject and withdraw natural gas from our facilities and by the number and timing of gas injections and withdrawals. For example, if we experience large injections of natural gas in the early summer (instead of a steady rate of injections throughout the summer), we would have higher costs in our first quarter and lower than expected costs in the second quarter. A mild winter could lead to less withdrawals in total, and therefore lower overall fuel and power costs because less injections would occur in filling our storage facilities. These cost variances could be partially offset by similar variances in long-term contract revenues. During the year ended March 31, 2015, operating expenses were lower than the year ended March 31, 2014, principally due to lower average fuel and electricity prices. In fiscal 2014, higher natural gas prices and strong demand during the winter led to higher cycled volumes across all facilities which increased fuel and electricity consumption.

  Carrying Costs and Availability of Liquidity

        Our cost of capital and the amount of our available working capital impacts the amount of capacity utilized for proprietary optimization as compared to STF contracts. Proprietary optimization requires us to purchase inventory, which is financed by cash on hand and our credit facilities. A higher cost of capital relative to that of our customers will generally lead to lower volume used for proprietary optimization transactions. In general, higher carrying costs for us or our customers result in lower margins for us. During the 2015 fiscal year, the combination of reductions in natural gas prices, margin amounts required to support our retail marketing operations, costs associated with the requirements for temporary reservoir pressure support and unfavorable market conditions which prevented us from realizing additional revenues and earnings have reduced the liquidity available under our $400.0 million revolving credit facilities. Continued reduction in amounts available under the revolving credit facilities may restrict our ability to pursue optimization strategies. The inability to pursue such revenue strategies may have a material adverse effect on our revenues and profitability.

  Customer Usage Patterns

        Incremental revenue opportunities in the form of STF or proprietary optimization transactions may arise for us if capacity usage by our LTF customers is underutilized or offset by other LTF customers.

  Supply and Demand for Natural Gas

        During the past several years, North America has experienced a dramatic increase in the supply of natural gas, principally from the development of unconventional natural gas sources, including shale gas. These increases in supply have been coupled with build-outs of natural gas pipeline capacity in certain areas of the United States, which generally have the effect of increasing deliverability of natural gas to more North American markets and dampening the price differentials for natural gas between geographic markets, including those served by us. We are unable to determine or predict the direct impact on our business from these developments. However, we believe that the market will return to a more balanced level because gas demand is expected to increase in the medium term due to (1) a forecasted increase in base load industrial demand, (2) construction of new gas fired power plants and coal to gas switching (3) increased exports to Mexico, and (4) exports of LNG.

  Changes in the Value of the Canadian Dollar versus the U.S. Dollar

        Our functional currency is the U.S. dollar. We generate revenues from our Canadian operations in Canadian dollars. Cash inflows from revenues are offset, in part, by natural gas inventory purchases, operating, general and administrative and capital costs that are also transacted in Canadian dollars. The majority of our hedges are transacted in U.S. dollars on the New York Mercantile Exchange (NYMEX). Our financial instruments, principally our Common Units, Senior Notes and Revolving Credit Facilities, are principally denominated in U.S. dollars. We hedge our net exposure to the Canadian dollar by entering into currency hedges for the substantial majority of net exposure for our transactions. We do not hedge our net Canadian dollar exposure for potential future transactions, because the timing and amount of those transactions, which include proprietary optimization purchases and sales, are difficult to predict. During fiscal 2015, the decline in the value of the Canadian dollar did not materially impact our results of operations because of our hedging strategy.

        In the intermediate term, any declines in value of the Canadian dollar versus the U.S. dollar will reduce cash flows measured in U.S. dollars to the extent we are not able to hedge these transactions. Because of the matters discussed above, we are unable to predict the impact of any such declines should they occur.

  Inflation

        Inflation has been relatively low in recent years and did not have a material impact on our results of operations for the years ended March 31, 2015, 2014 and 2013. Although the impact of inflation has been insignificant in recent years, it remains a factor in the current economy.

Segment Information

        Our process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment. Since our inception, we have operated along functional lines in our commercial, engineering and operations teams for operations in Alberta, northern California and the U.S. midcontinent. All functional lines and facilities offer the same services: fee-based revenue and optimization. All services are delivered using reservoir storage. All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, and local distribution companies and municipal energy consumers. We also have a marketing business which is an extension of our proprietary optimization activities. Proprietary optimization activities occur when we purchase, store and sell natural gas for our own account in order to utilize or optimize storage capacity that is not contracted or available to third party customers. We measure profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses. We have aggregated our functional lines and facilities into one reportable segment as at and for the fiscal years ended March 31, 2015, 2014 and 2013.

        Information pertaining to our fee-based and proprietary optimization revenues is presented in the consolidated statements of earnings (loss) and comprehensive income (loss).

Results of Operations

Fiscal Year Ended March 31, 2015 Compared to Fiscal Year Ended March 31, 2014

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

        Details of our revenue include:

	Year Ended March 31,
	2015	2014	2013
	(in thousands)
Long-term contract revenue	$80,781	$83,940	$108,615
Short-term contract revenue	11,559	51,416	54,710

Total fee-based revenue	92,340	135,356	163,325

Realized optimization, net	38,085	85,372	89,524
Unrealized risk management gains (losses)	31,694	(8,732)	(89,873)
Write-downs of inventory	(63,800)	(4,600)	(22,281)

Total optimization revenue	5,979	72,040	(22,630)

Total revenue	$98,319	$207,396	$140,695

        The change in revenue was primarily attributable to the following:

  •
  LTF Revenues.  Fiscal 2015 LTF revenues declined by $3.2 million (4%) from fiscal 2014. The decrease in revenues resulted from lower fees realized, as well as lower storage capacity allocated to our LTF strategy in the current fiscal year. During fiscal 2015, lower rates caused revenues to decline by $14.9 million, and allocated capacity being lower by 18.8 Bcf contributed to a decrease of $12.0 million compared to the prior year. In addition, fluctuations in exchange rates between the Canadian and U.S. dollar decreased revenues by $2.3 million compared to last year. These were partially offset by a one-time, early termination payment of $26.0 million received from TransCanada. Realized margins were $0.89 per Mcf of storage capacity in fiscal 2015 compared to $0.77 per Mcf in fiscal 2014. Excluding the one-time, early termination payment of $26.0 million, realized margin would have been $0.60 per Mcf in fiscal 2015.

  •
  STF Revenues.  STF revenues decreased by $39.9 million (78%) compared to fiscal 2014. During fiscal 2015, STF rates continued to be negatively affected by a suppressed spread environment. To a lesser degree, STF revenue was also impacted by certain transactions with lower contract rates that were entered into during the fourth quarter of fiscal 2014 to mitigate withdrawal risk. The effect of these contracts, which continued into the first quarter of fiscal 2015, resulted in lower STF revenue when compared to the prior year. During fiscal 2015, the amount of capacity utilized for STF contracts increased by 0.7 Bcf. Realized margins were $0.15 per Mcf in fiscal 2015 compared to $0.69 per Mcf in fiscal 2014.

  •
  Optimization Revenues.  Total optimization revenues, including realized and unrealized gains and losses, along with write-downs of proprietary optimization inventories, decreased from $72.0 million in fiscal 2014 to $6.0 million in fiscal 2015. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. The components of optimization revenues are as follows:

    •
    Realized Optimization Revenues.  Net realized optimization revenues decreased by $47.3 million compared to fiscal 2014. The average realized margin for optimization activities was $0.45 per Mcf in fiscal 2015 compared to $1.29 per Mcf in fiscal 2014. The profitability of realized optimization was reduced in the current year as a result of the suppressed spread environment and a lack of market volatility. Gains during the previous year were driven by higher levels of volatility in North American natural gas markets, which resulted from changes in pipeline pricing in our Canadian markets during the summer and autumn of 2013. In addition, cold winter weather significantly increased demand for natural gas across North American markets in the latter part of 2013 and the first three months of 2014, which created significant opportunities.

    Realized optimization revenues include revenues from our natural gas marketing operations of $13.0 million and $9.7 million in fiscal 2015 and 2014, respectively. Revenue from the marketing business increased last year as a result of a stronger residential market in Western Canada.

    •
    Unrealized Risk Management Gains (Losses).  Unrealized risk management gains for the fiscal year ended March 31, 2015 were $31.7 million compared to losses of $8.7 million in fiscal 2014. Unrealized gains in fiscal 2015 were due to increases in the value of financial hedges resulting from decreases in forward sales price of natural gas relative to our contracts. Losses in fiscal 2014 were due to prices rising after financial hedges were transacted in prior periods. Unrealized risk management gains and losses from our natural gas marketing operations amounted to a loss of $0.6 million and a gain of $0.8 million in fiscal 2015 and 2014, respectively.

    •
    Write-Down of Inventory.  Natural gas prices fell during the year ended March 31, 2015. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. With the realization of hedging gains positioned in the current fiscal year and the positioning of new hedges at lower values in future periods, the estimated market value of our inventories became less than its carrying cost. Accordingly, we wrote down our proprietary inventories by $63.8 million during fiscal 2015.

  •
  Earnings (Loss) before Income Taxes.  Loss before income taxes for the fiscal year ended March 31, 2015 was $382.3 million compared to a loss before income taxes of $19.2 million in fiscal 2014. The increase in loss before income taxes was primarily attributable to lower net revenue as discussed above, plus the following:

  •
  Operating Expenses.  Operating expenses consisted of the following:

	Year Ended March 31,
	2015	2014	2013
	(in thousands)
Lease costs and property taxes	$15,521	$13,945	$13,627
Fuel and electricity	11,157	13,152	6,335
Salaries and benefits	5,797	7,771	7,014
Maintenance	3,790	3,033	3,176
General operating costs	2,965	2,933	2,383

Total operating expenses	$39,230	$40,834	$32,535

        Operating expenses in fiscal 2015 decreased by $1.6 million (4%) compared to the prior year. Fuel and electricity costs declined by $2.0 million on account of lower average facility utilization, combined with declines in fuel and electricity prices. Salaries and benefits were reduced as a result of lower incentive compensation accruals. These reductions were partially offset by higher lease costs due to leasing additional cushion to manage our temporary pressure support requirements.

  •
  General and Administrative Expenses.  General and administrative expenses consisted of the following:

	Year Ended March 31,
	2015	2014	2013
	(in thousands)
Compensation costs	$12,624	$26,107	$23,130
General costs, including office and IT costs	4,433	4,123	4,448
Legal, audit and regulatory costs	9,776	9,707	10,984

Total general and administrative expenses	$26,833	$39,937	$38,562

        General and administrative expenses decreased by $13.1 million (33%) in fiscal 2015 compared to fiscal 2014 as a result of lower incentive accruals related to short- and long-term compensation plans.

  •
  Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended March 31, 2015 increased by $76.0 million (184%) compared to the prior year. The increase reflected provisions for cushion migration totaling $64.7 million related to 6.2 Bcf of proprietary cushion estimated to have migrated at our facilities, and a provision of $11.7 million for amortization of intangible assets related to the termination of a contract with TransCanada.

  •
  Interest Expense.  Interest expense consisted of the following:

	Year ended March 31,
	2015	2014	2013
Interest on Senior Notes	$37,374	$56,526	$57,136
Interest on revolving credit facilities	9,603	5,617	8,451
Amortization of deferred financing costs	3,652	3,354	3,411
Other interest	707	818	940
Capitalized interest	—	—	(2,928)

Total interest expense	$51,336	$66,315	$67,010

        Interest expense for the year ended March 31, 2015 decreased by $15.0 million (23%) compared to the year ended March 31, 2014. Interest on our Senior Notes was reduced as a result of a lower interest rate and lower outstanding balances during the current fiscal year compared to the prior year. During fiscal 2015, the Senior Notes consisted of $575.0 million of 6.50% Senior Notes due in 2019. During fiscal 2014, the Senior Notes consisted of $643.8 million of 8.875% Senior Notes, which were redeemed in March 2014. These decreases were partially offset by higher interest on our revolving credit facilities due to higher utilization.

  •
  Impairment of Goodwill.  During fiscal 2015, we concluded that a number of factors, including the continued narrow seasonal spread environment, combined with the significant reduction in natural gas price volatility, and a strong decline in our market capitalization were impairment indicators. As a result of this determination, we performed an impairment test and concluded the remaining balance of our goodwill was fully impaired, and therefore an impairment charge of $245.6 million was recorded.

  •
  Income Tax Expense (Benefit).  The income tax benefit in the current year is primarily due to the tax planning strategies undertaken in connection with certain taxable Canadian entities and the recognition of losses in those entities.

Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013

        The change in revenue was primarily attributable to the following:

  •
  LTF Revenues.  Fiscal 2014 LTF revenues declined by $24.7 million (23%) from fiscal 2013. The decrease in revenues resulted from lower contract rates as well as lower storage capacity allocated to our LTF strategy in fiscal 2014. During fiscal 2014, the absolute amount of capacity utilized for LTF contracts decreased by 16.7 Bcf. In addition, fluctuations in exchange rates between the Canadian and U.S. dollar decreased revenues by $3.5 million compared fiscal 2013. These decreases were partially offset by fuel and commodity fee revenue increases of $2.8 million as a result of higher volumes of gas cycled in fiscal 2014. Realized margins were $0.77 per Mcf in fiscal 2014 compared to $0.86 per Mcf in fiscal 2013.

  •
  STF Revenues.  STF revenues decreased by $3.3 million (6%) compared to fiscal 2013. Higher capacity utilized for this strategy was offset by lower contract rates compared to fiscal 2013 as well as transactions utilized to mitigate withdrawal risk during the latter part of the winter. During fiscal 2014, the absolute amount of capacity utilized for STF contracts increased by 38.6 Bcf. Realized margins were $0.69 per Mcf in fiscal 2014 compared to $1.51 per Mcf in fiscal 2013.

  •
  Optimization Revenues.  Total optimization revenues, including realized and unrealized gains and losses, along with write-downs of proprietary optimization inventories, increased to a gain of $72.0 million from a loss of $22.6 million in fiscal 2013. The components of optimization revenues are as follows:

  •
  Realized Optimization Revenues.  Net realized optimization revenues decreased by $4.2 million compared to fiscal 2013. Realized optimization revenues included the benefits of approximately $43.1 million related to inventory write-downs recorded in the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013. Excluding these benefits, realized optimization revenues would have been $46.4 million and the average realized margin/mcf would have been $0.73. The increase in optimization revenues, excluding the prior fiscal years' inventory write-down benefits, resulted from increased volatility in North American natural gas markets. This increased volatility resulted from changes in pipeline pricing in our Canadian markets during the summer and autumn of 2013 along with significantly increased demand for natural gas across all our North American markets in late 2013 and the first three months of 2014. The average realized margin for optimization activities was $1.29 per Mcf in fiscal 2014 compared to $1.41 per Mcf in fiscal 2013. Realized optimization revenues include revenues from our natural gas marketing operations of $9.7 million and $9.9 million in fiscal 2014 and 2013, respectively.

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

    •
    Write-Down of Inventory.  During fiscal 2014, we wrote down our proprietary inventory by $4.6 million. This write-down resulted from higher-priced gas purchased to support optimization activities during the weather extremes experienced in fiscal 2014. At March 31, 2014, forward prices of natural gas had fallen and our weighted average cost of proprietary optimization inventories exceeded the lower of cost or market value.

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

  •
  Earnings (Loss) before Income Taxes.  Loss before income taxes for the fiscal year ended March 31, 2014 was $19.2 million compared to a loss before income taxes of $62.5 million in fiscal 2013. The decrease in loss before income taxes was primarily attributable to higher net revenue as discussed above, plus the following:

  •
  Operating Expenses.  Operating expenses in fiscal 2014 increased by $8.3 million (26%) compared to fiscal 2013. Strong demand during the winter led to increased cycled volumes at all of our facilities which, combined with higher fuel prices, resulted in an increase in fuel and electricity costs of $6.8 million. Other cost increases were also driven by increased facility utilization.

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

  •
  Income Tax Expense (Benefit).  The income tax benefit in fiscal 2014 was primarily due to the tax planning strategies undertaken in connection with certain taxable Canadian entities, the recognition of losses in those entities, and the recognition of income in certain non-taxable entities.

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

        We purchase natural gas and build inventories in the summer months. We position sales in the winter months, which results in the peak borrowing on our revolving credit facilities being highest in the middle of our third fiscal quarter, while our peak accounts receivable collections typically occur in our fourth fiscal quarter. In addition, LTF revenue during the first quarter of fiscal 2015 included a one-time contract termination payment of $26.0 million for termination of the prior storage service agreement with TransCanada.

        The following table illustrates the differences in the recognition of revenue associated with our revenue strategies.

	Year Ended March 31, 2015
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total
	(in thousands)
Fee-based revenue:
LTF revenue	$40,482	$14,101	$13,373	$12,825	$80,781
STF revenue	2,272	1,532	2,255	5,500	11,559

	42,754	15,633	15,628	18,325	92,340
Realized optimization:
Realized optimization, net	13,774	4,458	7,013	12,840	38,085

Total realized revenue	56,528	20,091	22,641	31,165	130,425
Realized quarterly revenue as a percentage of total realized annual revenue	43.3%	15.4%	17.4%	23.9%	100.0%

	Year Ended March 31, 2014
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total
	(in thousands)
Fee-based revenue:
LTF revenue	$20,596	$20,287	$21,278	$21,779	$83,940
STF revenue	10,875	12,910	9,206	18,425	51,416

	31,471	33,197	30,484	40,204	135,356
Realized optimization:
Realized optimization, net	5,600	17,298	24,296	38,178	85,372

Total realized revenue	37,071	50,495	54,780	78,382	220,728
Realized quarterly revenue as a percentage of total realized annual revenue	16.8%	22.9%	24.8%	35.5%	100.0%

Liquidity and Capital Resources

        Our primary sources of liquidity are cash flows from operating activities as discussed below under Operating Activities and borrowings under our senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the "revolving credit facilities" or the "credit agreement"). We depend on the revolving credit facilities to provide liquidity when our cash from operations is insufficient to fund our proprietary inventory purchases. Borrowings under the revolving credit facilities are limited by a borrowing base. The credit agreement provides that we may borrow only up to the lesser of the level of our then current borrowing base and our committed maximum borrowing capacity, which is currently $400.0 million. Our borrowing base was $271.4 million as of June 1, 2015.

        Our primary short-term liquidity needs are to make interest and principal payments under our credit agreement and our 6.50% Senior Notes, to fund our operating expenses and maintenance capital, and to pay for the acquisition of proprietary optimization inventory along with associated margin requirements. We fund these expenditures through a combination of cash on hand, cash from operations and borrowings under our credit agreement.

        During fiscal 2015, the combination of reductions in natural gas prices and associated margin amounts required to support our retail marketing operations, costs associated with our requirements for temporary reservoir pressure support and unfavourable market conditions which prevented the Company from realizing additional profit have reduced the liquidity available under the $400.0 million revolving credit facilities from $236.1 million at March 31, 2014 to $80.2 million at March 31, 2015. In addition, the Company's aggregate borrowing base, which can be greater than the maximum borrowing amount of $400.0 million decreased from $396.4 million at March 31, 2014 to $294.4 million at March 31, 2015. Continued reduction in amounts available under the Company's revolving credit facilities may restrict the Company's ability to pursue its optimization strategies. The inability of the Company to pursue such revenue strategies may have a material adverse effect on the Company's revenues and profitability.

        The credit agreement contains customary covenants, including a covenant that requires the maintenance of a fixed charge coverage ratio ("FCCR") of 1.1 to 1.0 at the end of each fiscal quarter when excess availability under both revolving credit facilities is less than 15% of the aggregate amount of availability under both revolving credit facilities. Thus, when the Company's FCCR is below 1.1 to 1.0, the Company will be unable to borrow the last 15% of availability under the revolving credit facilities without triggering an event of default. Our FCCR is calculated quarterly on a trailing-twelve months basis by dividing Adjusted EBITDA (defined substantially the same as presented herein) by fixed charges, which are measured as interest expense plus the amount of interest capitalized, but giving pro forma credit for all the previous twelve months for certain debt purchases and acquisitions. As of March 31, 2015, the Company's FCCR was 1.3 to 1.0. The Company's FCCR is impacted by a number of factors, the most important of which are realized revenues, operating costs and expenses and maintenance capital expenditures. These factors, particularly the amount and timing of realized revenues, can be difficult to accurately forecast. These factors, or a combination of these factors, may cause the FCCR to fall below 1.1 to 1.0, which would prevent the Company from using the last 15% availability under both revolving credit facilities. The reduction in revolving credit availability could negatively impact our liquidity and our ability to fund operations. We expect that the Company's fixed charge coverage ratio will likely fall below 1.1 to 1.0 in the quarter ending June 30, 2015, which would result in the last 15% of the Company's borrowing base becoming unavailable for borrowing. The Company is pursuing strategies, which include reductions in operating and general and administrative costs as well as management of the components of the borrowing base, which should assist the Company in maintaining adequate liquidity despite this covenant provision.

        Our medium-to-long-term liquidity needs primarily relate to the funding of proprietary optimization inventories, organic growth opportunities and, potentially, asset acquisitions. We expect to finance the cost of any significant expansion projects or acquisitions from borrowings under our existing or possible future credit facilities or a mix of borrowings and additional equity offerings, as well as cash on hand and cash from operations. As of March 31, 2015, we deferred the development of Starks in Southwest Louisiana as a hydrocarbon liquids storage facility and Sundance in Western Alberta as a natural gas storage project due to unfavorable market conditions, therefore, the amount and timing of any capital requirements are uncertain.

        Our credit agreement has a maturity date of June 29, 2016. Borrowing costs under this agreement are based off of a pricing grid which relates to certain leverage levels to determine interest rates.

        On January 28 and May 6, 2015, our Board of Directors suspended the quarterly distribution to common unitholders for the fiscal third quarter and fiscal fourth quarter, respectively, in order to conserve cash and preserve liquidity. It is uncertain when market conditions will improve to a point that reinstatement of the distribution would be appropriate.

        We believe that our existing sources of liquidity described above, together with our efforts to reduce costs and conserve cash, will be sufficient to fund our short-term liquidity needs through March 31, 2016.

  Historical Cash Flows

        In addition to the underlying profitability of our business, our cash flows are significantly influenced by our level of natural gas inventory, margin deposits and related forward purchase and sale contracts or hedging positions at the end of each accounting period and may fluctuate significantly from period to period. In addition, our period-to-period cash flows are heavily influenced by the seasonality of our proprietary optimization activities. For example, we generally purchase significant quantities of natural gas during the summer months and sell natural gas during the winter months. The storage of natural gas for our own account can have a material impact on our cash flows from operating activities for the period we pay for and store the natural gas and the subsequent period in which we receive proceeds from the sale of natural gas. When we purchase and store natural gas for our own account, we use cash to pay for the natural gas and record the gas as inventory and thereby reduce our cash flows from operating activities. We typically borrow on our revolving credit facilities to fund these purchases, and these borrowings increase our cash flows from financing activities. Conversely, when we collect the proceeds from the sale of natural gas that we purchased and stored for our own account, the impact on our cash flows from operating activities is positive and the impact on our cash flows from financing activities is negative. Therefore, our cash flows from operating activities fluctuate significantly from period-to-period as we purchase natural gas, store it, and then sell it in a later period. In addition, we have margin requirements on our economically hedged positions. As the cash deposits we make to satisfy our margin requirements increase and decrease with our volume of derivative positions and changes in commodity prices, our cash flows from operating activities may fluctuate significantly from period to period.

        The following table summarizes our sources and uses of cash for the fiscal years ended March 31, 2015, 2014 and 2013:

	Year Ended March 31,
	2015	2014	2013
	(in thousands)
Operating Activities
Net earnings (loss)	$(350,656)	$(8,957)	$(43,601)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Unrealized foreign exchange loss (gains)	372	1,500	(252)
Deferred income tax benefit	(34,251)	(10,338)	(17,528)
Unrealized risk management (gains) losses	(31,694)	8,732	89,851
Depreciation and amortization	117,323	41,286	50,409
Amortization of deferred financing costs	3,652	3,354	3,411
Loss on extinguishment of debt	—	36,697	599
(Gain) loss on disposal of assets	(64)	—	14,927
Impairment of goodwill	245,604	—	—
Non-cash compensation expense	2,305	—	—
Write-downs of inventory	63,800	4,600	22,281
Changes in non-cash working capital	(55,835)	15,033	42,033

Net cash (used in) provided by operating activities	$(39,444)	$91,907	$162,130

Net cash used in investing activities	$(7,573)	$(5,166)	$(27,805)

Net cash provided by (used in) financing activities	$51,726	$(89,244)	$(136,829)

Other information:
Proprietary inventory (at year-end)	$136,295	$75,140	$83,416

        Operating Activities.    The variability in net cash provided by operating activities is primarily due to (1) changes in market conditions that exist during any given fiscal period, which impacts the margins earned under each of our fee-based and optimization activities; and (2) market conditions at the end of any given fiscal period, which impacts our decision to sell significant volumes of inventory or hold them over a fiscal period end. When we purchase and store natural gas, we borrow under our credit facilities to pay for it, which negatively impacts operating cash flow. Cash flow from operating activities increases when we collect the cash from the sale of inventories.

        Cash used in operating activities during the year ended March 31, 2015 was $39.4 million compared to cash provided by operating activities of $91.9 million in the year ended March 31, 2014. The reduction in cash provided by operating activities was principally related to lower profitability and higher margining requirements associated with our retail business, combined with our decision to hold proprietary inventories over the end of fiscal 2015 in order to sell them in the next fiscal period. Cash flows from operating activities were materially impacted by the purchase of natural gas for our retail entities in a falling market as well as holding inventories in a contango market, where the price of natural gas for future deliveries is higher than the current price.

        During fiscal 2014, colder than average winter temperatures over much of North America resulted in increased heating demands and high withdrawals of natural gas from Niska's storage facilities. This resulted in low levels of inventories as of March 31, 2014 and increased cash flow.

	Year Ended March 31,
	2015	2014	2013
	(in thousands)
Changes in non-cash working capital:
Margin deposits	$19,342	$(14,137)	$(39,174)
Trade receivables	3,114	(3,383)	(286)
Accrued receivables	110,484	(44,459)	(40,203)
Natural gas inventory	(124,955)	3,676	125,042
Deferred revenue	596	5,468	(10,667)
Accrued liabilities	(63,709)	68,106	8,456
Other	(707)	(238)	(1,135)

Net changes in non-cash working capital	$(55,835)	$15,033	$42,033

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

        As of March 31, 2015, we had net working capital of negative $24.6 million (working capital ratio of 0.9 to 1.0, which is calculated by dividing current assets by current liabilities), representing a significant change compared to net working capital of $33.4 million (working capital ratio of 1.1 to 1.0) at March 31, 2014. The reduction in working capital principally reflects the reduction in profitability in fiscal 2015.

        Investing Activities.    Most of the investing activities during the fiscal year ended March 31, 2015 were attributed to maintenance activities. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. The majority of investing activities in the fiscal years ended March 31, 2014 and 2013 were attributed to expansion capital expenditures at our storage facilities. These expenditures, as outlined in "—Capital Expenditures," have enabled us to increase our effective working gas capacity by 25.0 Bcf during the two year period ended March 31, 2014. Historically, maintenance capital expenditures have been modest, ranging between $1.5 million and $2.0 million each year during this same period. However, a significant drawdown of natural gas inventory in the fourth quarter of fiscal 2014 resulted in significant operational burdens on our facilities and therefore, required additional maintenance capital expenditures during fiscal 2015.

        Financing Activities.    Net cash provided by (used in) financing activities consists of debt incurred for the acquisition of assets, periodic optional and mandatory retirements of such debt, advances and repayments made on our previous credit facilities to fund proprietary inventory purchases, contributions of capital from our equity holders to fund expansion capital expenditures and debt retirements and distributions made to our equity holders.

        In fiscal 2015, we used the net cash from our revolver drawing to finance inventory purchases. In fiscal 2014, we completed a private placement of $575.0 million senior unsecured notes due 2019. Proceeds from the offering, along with borrowings under the revolving credit facilities, were used to redeem the then existing $643.8 million outstanding principal amount of the 8.875% Senior Notes due 2018.

  Capital Expenditures

        Our capital expenditures for the years ended March 31, 2015, 2014 and 2013 were as follows:

	Year Ended March 31,
	2015	2014	2013
	(in thousands)
Maintenance capital	$4,844	$1,575	$1,833
Expansion capital	540	4,010	22,631

Total capital expenditures	5,384	5,585	24,464
Decrease (increase) in accrued capital expenditures	2,203	(2,426)	5,551
Purchase of customer contracts	—	2,007	—
Proceeds from sale of assets	(14)	—	(2,210)

Net cash used in investing activities	$7,573	$5,166	$27,805

        Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives.

        Expansion capital expenditures are investments that serve to increase operating income over the long term through greater capacity or improved efficiency in Niska's operations, whether through construction or acquisition.

        In the fiscal year ended March 31, 2014, we received the approval from the California Public Utilities Commission to add 25 Bcf at our Wild Goose facility, increasing our capacity from 50 Bcf to 75 Bcf. Because most of the equipment required to support this expansion had been purchased and installed previously, costs required to complete this expansion were not significant.

        Under our current plan, we expect to spend approximately $3.0 million to $5.0 million in fiscal 2016 for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. Expansion capital for fiscal 2016 is expected to be less than $1.0 million.

  Our 6.50% Senior Notes Due 2019

        On March 17, 2014, we completed the private placement of senior unsecured notes due 2019 (the "6.50% Senior Notes"). Net proceeds from the offering of approximately $563.3 million, after deducting underwriters' discounts and fees, along with borrowings under our asset-based revolving credit facilities, were used to redeem the $643.8 million outstanding principal amount of our 8.875% Senior Notes due 2018. Including call premium of approximately $28.6 million and the write-off of unamortized deferred financing costs of $8.1 million, the Company recognized a loss of $36.7 million, which was recorded as a loss on extinguishment of debt. These losses were measured based on the amounts paid as well as on the carrying value of the redeemed Senior Notes, which included unamortized debt issue costs on the dates of redemption. The related accrued interests paid were recorded in interest expense. Costs directly related to the issuance of the 6.50% Senior Notes were capitalized as deferred financing costs and will be amortized as additional interest expense over the term of the debt.

        On December 3, 2014, the SEC accepted and made effective our exchange offer whereby holders of the 6.50% Senior Notes were permitted to exchange such Senior Notes for a new freely transferable Senior Notes. The terms of the new units are identical to the units issued on March 17, 2014; except that the new units are registered under the Securities Act and generally do not contain restriction on transfer. The exchange offer was completed on January 7, 2015 and substantially all the holders of the Senior Notes accepted the offer.

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

        Interest on the 6.50% Senior Notes is payable semi-annually on October 1 and April 1 at a rate of 6.50% per year, and will mature on April 1, 2019.

        Prior to October 1, 2016, we have the option to redeem up to 35% of the aggregate principal amount of the 6.50% Senior Notes using net cash proceeds from certain equity offerings at a price of 106.5% plus accrued and unpaid interest. We may also redeem all or a part of the 6.50% Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.25% during the twelve-month period beginning on October 1, 2016, 101.625% during the twelve-month period beginning on October 1, 2017 and at par beginning on October 1, 2018, plus accrued and unpaid interest, if any, to the applicable redemption date. The Company is not required to make mandatory redemptions or sinking fund payments with respect to the 6.50% Senior Notes.

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

        Our ability to repurchase the 6.50% Senior Notes upon a change of control will be limited by the terms of our debt agreements, including our asset-based revolving credit facilities. In addition, we cannot assure that we will have the financial resources to repurchase the 6.50% Senior Notes upon a change of control.

  Our $400 Million Credit Agreement

        Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership entered into senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the "revolving credit facilities" or the "credit agreement"). These revolving credit facilities provide for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of a U.S. revolving credit facility and a Canadian revolving credit facility. Subject to certain conditions, each of the U.S. revolving credit facility and the Canadian revolving credit facility may be expanded up to a total of $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at Niska Partners' option, in either U.S. or Canadian dollars. Each revolving credit facility matures on June 29, 2016.

        Borrowings under our revolving credit facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at our option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers' acceptance rate plus an applicable margin or, at our option, a prime rate plus an applicable margin. The credit agreement provides that we may borrow only up to the lesser of the level of our then current borrowing base and our committed maximum borrowing capacity, which is currently $400.0 million. Our borrowing base was $271.4 million as of June 1, 2015 and the availability under the credit facilities was $83.5 million.

        Our obligations under our credit agreement are guaranteed by us and all of our direct and indirect wholly owned subsidiaries (subject to certain exceptions) and secured by a lien on substantially all of our and our direct and indirect subsidiaries' current and fixed assets (subject to certain exceptions). Certain fixed assets are required to be part of the collateral only to the extent such fixed assets are included in the borrowing base under the respective revolving credit facilities. The aggregate borrowing base under both revolving credit facilities includes $150.0 million (the "PP&E Amount") due to a first-priority lien on fixed assets granted to the lenders. The PP&E Amount will be reduced on a dollar-for-dollar basis upon the release of fixed assets having a value in excess of $50.0 million from such liens.

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

        Our credit agreement contains customary covenants, including, but not limited to, restrictions on our and our subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to security interests under the credit agreement, make acquisitions, loans, advances or investments, pay distributions, sell or otherwise transfer assets, optionally prepay or modify terms of any subordinated indebtedness or enter into transactions with affiliates. Our revolving credit facilities require the maintenance of a fixed charge coverage ratio of 1.1 to 1.0 at the end of each fiscal quarter when excess availability under both revolving credit facilities is less than 15% of the aggregate amount of availability under both revolving credit facilities. Such fixed charge coverage ratio will be tested at the end of each quarter until such time as average excess availability exceeds 15% for thirty consecutive days.

        Our credit agreement contains limitations on our ability to pay distributions in respect of, repurchase or pay dividends on our membership interests (or other capital stock) or make other restricted payments.

        Our credit agreement provides that, upon the occurrence of certain events of default, our obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, including our 6.50% Senior Notes, voluntary and involuntary bankruptcy proceedings, material money judgments, and material events relating to pension plans, certain change of control events and other customary events of default.

        As of March 31, 2015, we had $199.3 million in borrowings and letters of credit issued under our revolving credit facilities, with a weighted average interest rate of 3.98%. As of June 11, 2015, we had $162.0 million in borrowings outstanding under our revolving credit facilities and had $24.7 million in letters of credit issued. We and our subsidiaries were in compliance with all covenant requirements under our credit facilities at June 1, 2015.

        We expect that our fixed charge coverage ratio will likely fall below 1.1 to 1.0 in the quarter ending June 30, 2015, which would result in the last 15% of the Company's borrowing base becoming unavailable for borrowing. The Company is pursuing strategies, which include reductions in operating and general and administrative costs as well as management of the components of the borrowing base, which will assist the Company in maintaining adequate liquidity despite this covenant provision.

  Contractual Obligations

        The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2015:

	Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Long term debt obligations	$575,000	$—	$—	$575,000	$—
Interest on long term debt obligations	149,500	37,375	74,750	37,375	—
Operating lease obligations	20,303	6,166	9,995	4,142	—
Capital lease obligations	12,202	1,657	3,313	3,313	3,919
Leased storage contracts	2,349	1,393	956	—	—
Mineral and surface leases	196,690	3,743	7,687	7,700	177,560
Asset retirement obligations	58,488	—	—	—	58,488
Post-retirement obligation	2,500	—	—	—	2,500
Withholding taxes (including interest and penalties)	10,144	10,144	—	—	—
Deferred income tax	781	781	—	—	—
Purchase obligations(1)	1,484,809	981,883	491,828	11,098	—

Total	$2,512,766	$1,043,142	$588,529	$638,628	$242,467

(1)
Purchase obligations consist of forward physical and financial commitments related to purchases of natural gas. As we economically hedge substantially all of our natural gas purchases, there are forward sales that offset these commitments that are not included in the above table. As at March 31, 2015, forward physical and financial sales for all future periods totaled $1,485.3 million.

Off-Balance Sheet Arrangements

        In accordance with GAAP, there is no carrying value recorded for our credit facilities until we borrow from the facilities. In the future we may use off-balance sheet arrangements such as undrawn credit facility commitments, including letters of credit, to finance portions of our capital and operating needs. See "—Contractual Obligations" for more information.

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
Cushion requirements and its effectiveness are estimated using pressure and volumetric data accumulated over many years of storage operation. The data is added into a complex reservoir model which accounts for different dynamic phenomena occurring within the reservoir. The information incorporated into the model includes pressure gradients within the reservoir, water encroachment due to an active aquifer, tight reservoir components which slowly capture and release back some of the gas stored and a cushion migration component. These phenomena influence one another and the level of uncertainty of the estimate of cushion present in a reservoir.
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

Description	Judgments and Uncertainties
Other intangible assets are reviewed for impairment as impairment indicators arise. When such events or circumstances are present, the recoverability of intangible assets is assessed by determining whether the carrying value will be recovered through the expected undiscounted future cash flows. In the event that the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.	These types of analyses contain uncertainties because they require management to make assumptions and apply judgment to estimate future cash flows, the profitability of future business strategies, industry conditions and other economic factors.
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
Our accounting for income taxes has inherent uncertainties since it requires us to estimate the timing of the realization of our tax assets and liabilities, including the allocation of income among different entities and tax jurisdiction, and also requires us to make assumptions on the estimated probabilities of utilization of deferred tax assets and on the determination of tax exposures associated with our tax filing positions.
Unit-based compensation

See Note 2, Significant Accounting Policies, on our Consolidated Financial Statements for a complete discussion of policy in accounting for unit-based compensation.
The fair value of unit-based awards that are expected to be settled in cash is determined on the date of grant and is re-measured at each reporting period until the settlement date. The fair value at each re-measurement date is equal to the settlement expected to be incurred based on the anticipated number of units vested adjusted for (1) the passage of time and (2) the payout threshold associated with the performance targets which we expect to achieve compared to our established peers. Compensation expense is calculated as the re-measured expected payout less previously-recognized compensation expense.

The fair value of unit-based awards that are expected to be settled in units is determined on the date of grant and is amortized into equity using the straight-line method over the vesting period.
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

        At March 31, 2015, 47.2 Bcf of natural gas inventory was economically hedged, representing 98.6% of our total current inventory. However, because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of that inventory would increase by $47.9 million, but the fair value or mark-to-market value of our hedges would decrease by $47.2 million, because 1.4% (0.7 Bcf) of that inventory that was not economically hedged. Conversely, if the price of natural gas declined by $1.00 per Mcf, the value of that inventory would decrease by $47.9 million while the fair value of our hedges would increase by only $47.2 million, due to the non-economically hedged position. Fuel gas used for operating our facilities is not offset. Total volume of our fuel gas was 0.0 Bcf as of March 31, 2015 and 2014.

        Although the intent of our risk-management strategy is to protect our margins and manage our liquidity risk on related margin deposit requirements, we do not qualify any of our derivatives for hedge accounting. Changes in the fair values of these derivatives receive mark-to-market treatment in current earnings and result in greater potential for earnings volatility. This accounting treatment is discussed further under Note 2 of our Consolidated Financial Statements.

  Foreign Currency Risk

        Our cash flow relating to our Canadian operations is reported in the U.S. dollar equivalent of such amounts measured in Canadian dollars. Monetary assets and liabilities of our Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the actual exchange rate or the average exchange rate in effect during the reporting period.

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

        At March 31, 2015, we had forward currency exchange contracts for a notional value of $19.6 million. The values of the forward currency contracts ware net assets of $3.2 million and $2.4 million as of March 31, 2015 and 2014, respectively, and were recorded in derivative assets and derivative liabilities accounts on the consolidated balance sheets. These contracts expire on various dates between April 2015 and June 2016 and were for the exchange of $21.2 million Canadian dollars into $19.6 million U.S. dollars.

  Interest Rate Risk

        We are exposed to interest rate risk due to variable interest rates under our $400.0 million credit agreement. All such borrowings under our credit facilities bear interest at different rates. As of March 31, 2015, we had $199.3 million in borrowings and letters of credit issued under our revolving credit facilities. The credit facilities currently provide an interest rate on borrowings between 3.90% and 6.50%, depending on whether a fixed term or floating rate option is chosen. In the future, we may borrow under fixed rate and variable rate debt instruments that also give rise to interest rate risk. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by approximately $2.4 million for the fiscal year ended March 31, 2015.

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

  Liquidity Risk

        Liquidity risk is the risk that we will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to contract a substantial part of our facilities to generate constant cash flow and to ensure that they always have sufficient cash and credit facilities to meet their obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to reputation. See "—Liquidity and Capital Resources" for more information.

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

        The Risk Management Committee, or RMC, is comprised of members of our management team. The RMC provides oversight of our commercial activities. The committee reviews the adequacy of controls to ensure compliance with the risk policy. Our RMC meets weekly to review and respond to risks facing our business. The RMC oversees the analysis of positions and exposures provided by our risk management function, which provides daily and weekly reporting to facilitate understanding of these exposures. The RMC assesses and manages the potential for loss in our positions through these reports. If limits are exceeded, the RMC is informed and appropriate action is taken to review and remedy. The risk management function is independent of the Marketing and Optimization groups and reports through our chief financial officer.

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

Item 8.    Financial Statements and Supplementary Data.

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-4 through F-50 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  (a)    Disclosure Controls and Procedures.

        Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of March 31, 2015. For purposes of this section, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There are no family relationships among any of the directors or executive officers. The following table shows information as of June 12, 2015, regarding our current directors and executive officers.

Name	Age	Position
William H. Shea, Jr.(1)	60	Chairman, President, Chief Executive Officer and Director
Simon Dupéré(1)	52	Former President and Chief Executive Officer and Former Director
Vance E. Powers	58	Chief Financial Officer
Mark D. Casaday(1)	54	Chief Operating Officer
Rick J. Staples	52	Executive Vice President and Chief Commercial Officer
Robert B. Wallace(1)	54	Vice President, Finance and Corporate Development
Jason S. Kulsky(2)	48	Former Vice President, Business Development
Jason A. Dubchak	42	Vice President, General Counsel and Corporate Secretary
Bruce D. Davis, Jr.(1)	58	Vice President and Chief Administrative Officer
Ralph Alexander(3)	60	Director
Michael Hennigan(4)	55	Director
Olivia C. Wassenaar(5)	35	Director
James G. Jackson	51	Director
E. Bartow Jones	39	Director
Stephen C. Muther	66	Director
George A. O'Brien(3)	66	Former Director
Andrew W. Ward	48	Director

(1)
On May 7, 2014, Simon Dupéré, President and Chief Executive Officer of the Company, resigned from his employment with the Company and from his membership on the Company's Board of Directors. In addition, the Board appointed William H. Shea, Jr., as the Company's Chairman and President and Chief Executive Officer, Mark D. Casaday, as the Company's Chief Operating Officer, Robert B. Wallace, as the Company's Vice President, Finance and Corporate Development, and Bruce D. Davis, Jr., as the Company's Vice President, Chief Administrative Officer.

(2)
On June 25, 2014, Jason Kulsky, former Vice President of Business Development, resigned from his employment with the Company and his office of Vice President of Business Development.

(3)
On December 31, 2014, George O'Brien resigned from the Board of Directors and all committees of the Company. In addition, the Board appointed Ralph Alexander as a director and a member of the Compensation Committee.

(4)
On September 10, 2014, Michael Hennigan was appointed to the Board of Directors as well as a member of the Audit and Compensation Committees. On January 27, 2015 Mr. Hennigan was appointed Chair of the Compensation Committee.

(5)
On July 30, 2014, Olivia C. Wassenaar was appointed to the Board of Directors and as a member of the Finance Committee.

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

        Ralph Alexander—Mr. Alexander is a member of our board and serves on the compensation committee. He is a Partner of Riverstone Holdings LLC and joined Riverstone in September 2007. During 2007, Mr. Alexander served as a consultant to TPG Capital. For nearly 25 years, Mr. Alexander served in various positions with subsidiaries and affiliates of BP plc, one of the world's largest energy firms. From June 2004 until December 2005, he served as Chief Executive Officer of Innovene, BP's $20 billion olefins and derivatives subsidiary. From 2001 until June 2004, he served as Chief Executive Officer of BP's Gas, Power and Renewables and Solar segment and was a member of the BP group executive committee. Prior to that, Mr. Alexander served as a Group Vice President in BP's Exploration and Production segment and BP's Refinery and Marketing segment. He held responsibilities for various regions of the world, including North America, Russia, the Caspian, Africa and Latin America. Prior to these positions, Mr. Alexander held various positions in the upstream, downstream and finance groups of BP. In addition to serving on the boards of a number of Riverstone portfolio companies and their affiliates, Mr. Alexander is a director of Stein Mart Corporation since May 2007 and of EP Energy Corporation since September 2013. He previously served on the board of KiOR Inc., Amyris, Inc., Foster Wheeler AG and Anglo American plc. He holds a B.S. and M.S. in nuclear engineering from Brooklyn Polytech (now NYU Polytechnic) and holds an M.S. in management science from Stanford University. He is currently Chairman of the Board of NYU Polytechnic and is a New York University Trustee. The Company believes Mr. Alexander's extensive experience with the energy industry enables him to provide essential guidance to the board of directors.

        Michael J. Hennigan—Mr. Hennigan is a member of our board and serves on both the audit committee and the compensation committee (as Chairman). Mr. Hennigan has been the Chief Executive Officer of Sunoco Partners LLC, a General Partner of Sunoco Logistics Partners L.P. since

March 1, 2012 and its President since June 2010. Mr. Hennigan is responsible for all operations and business activities, including setting the direction, strategy and vision for Sunoco Logistics. He has nearly 25 years of experience with Sunoco. He served as the President of Sunoco Partners LLC since July 1, 2010. He served as the Chief Operating Officer of Sunoco Partners LLC from July 1, 2010 to March 1, 2012 and Sunoco Logistics Partners since July 1, 2010. He served as Vice President of Business Development for Sunoco Partners LLC from May 2009 to June 2010. Prior to joining Sunoco Logistics, he served as Senior Vice President of Business Improvement at Sunoco, Inc., from October 2008 to May 15, 2009 and served as its Vice President of Business Development since May 2009. He serves as a Director of Philadelphia Energy Solutions LLC. He has been a Director of Sunoco Partners LLC, a General Partner of Sunoco Logistics Partners L.P. since April 27, 2010. He served as a Director of SunCoke Energy Inc., of Jewell Coke Company, L.P. from June 2011 to January 17, 2012. He is Chairman of the Advisory Council for the College of Engineering. Mr. Hennigan holds a BS degree in Chemical Engineering from Drexel University in 1982. The Company believes Mr. Hennigan's ongoing role at Sunoco Logistics Partners L.P. and past experience in Director roles in the energy business provides unique and valued guidance to the board of directors.

        James G. Jackson—Mr. Jackson is a member of our board and serves on the audit (as Chairman), compensation and finance committees. Mr. Jackson has been the Chief Financial Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners L.P. ("BreitBurn") since July 2006 and an Executive Vice President since October 2007. BreitBurn is a publicly traded master limited partnership focused on the acquisition, exploitation and development of oil and gas properties in the United States. Mr. Jackson also currently serves as the Chief Financial Officer of the general partner of Pacific Coast Energy Company L.P. ("PCEC"). PCEC, which is BreitBurn's predecessor, is a privately held limited partnership engaged in the production and development of oil and gas from properties located in California. Before joining BreitBurn, Mr. Jackson served as a Managing Director in Merrill Lynch & Co.'s Global Markets and Investment Banking Group. Mr. Jackson joined Merrill Lynch in 1992 and was elected Managing Director in 2001. Previously, Mr. Jackson was a Financial Analyst with Morgan Stanley & Co. from 1986 to 1989 and was an Associate in the Mergers and Acquisitions Group of the Long-Term Credit Bank of Japan from 1989 to 1990. Mr. Jackson obtained a B.S. in Business Administration from Georgetown University and an M.B.A. from the Stanford Graduate School of Business.

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

        E. Bartow Jones—Mr. Jones is a member of our board, the board of directors of our manager, the board of supervisors of Niska Holdings, which is our parent and also serves on the finance committee. Mr. Jones is currently a Partner of Riverstone Holdings LLC where he served as a Managing director from 2010 to 2014 and as a Principal from 2007 to 2010. Mr. Jones has been with Riverstone since 2001. Mr. Jones currently serves on the boards of directors of Foresight Reserves, L.P., or Foresight, Vantage Energy, LLC, or Vantage, Targe Energy, LLC, or Targe and other private companies, and he previously served on the boards of directors of the general partner of PVR Partners, L.P., Buckeye GP LLC, the general partner of Buckeye Partners, L.P., and MainLine Management LLC, the general partner of Buckeye GP Holdings L.P.

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

        Andrew W. Ward—Mr. Ward is a member of our board, the board of directors of our manager, the board of supervisors of Niska Holdings, which is our parent and also serves on the finance committee. Mr. Ward has served as a member of the board of supervisors of Niska Holdings since May 2006. He is currently a Partner of Riverstone Holdings LLC where he served as a Principal from March 2002 to December 2004. Mr. Ward currently serves on the board of directors of the general partner of USA Compression Partners LP and various private companies and has previously served on the boards of directors of the general partner of PVR Partners, L.P., Buckeye GP LLC, the general partner of Buckeye Partners, L.P., and MainLine Management LLC, the general partner of Buckeye GP Holdings L.P., and Gibson Energy.

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

        Olivia C. Wassenaar—Ms. Wassenaar is a member of our board, the board of directors of our manager and the board of supervisors of Niska Holdings, which is our parent. Ms. Wassenaar also serves on the finance committee. She is currently a Managing Director of Riverstone Holdings LLC where she served as a Vice President from 2008 to 2010, was promoted to a Principal in 2010, and has served as a Managing Director since 2014. In this capacity, she invests in and monitors investments in the midstream and exploration and production sectors of the energy industry. Ms. Wassenaar also serves on the board of directors of Eagle Energy Exploration LLC, Northern Blizzard Resources Inc., Talos Energy LLC, and USA Compression Partners, LP (NYSE: USAC). Prior to joining Riverstone, Ms. Wassenaar was an Associate with Goldman, Sachs & Co. in the Global Natural Resources investment banking group. Ms. Wassenaar received her A.B., magna cum laude, from Harvard College and earned an M.B.A. from the Wharton School of the University of Pennsylvania.

  Our Independent Directors

        Our board has determined that Stephen C. Muther, James G. Jackson and Michael J. Hennigan are independent directors under the listing standards of the NYSE. Our board considered all relevant facts and circumstances and applied the independence guidelines of the NYSE in determining that neither of these directors has any material relationship with us, our management, our general partner or its affiliates or our subsidiaries.

        We hold regularly scheduled meetings of our independent directors. In accordance with our Corporate Governance Guidelines, Mr. James Jackson presides as lead director over meetings of our independent directors.

        The procedure by which any interested party may communicate directly with an independent director is set forth in our Corporate Governance Guidelines, which is available on our website at www.niskapartners.com.

  Audit Committee

        Our board has established an audit committee to assist it in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee is comprised of Mr. Muther, Mr. Jackson and Mr. Hennigan.

        The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee discussed with our independent registered accounting firm the matters required to be discussed by Auditing Standards No. 16. Our audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee. In addition, the audit committee has the authority to review our procedures for internal auditing, review the adequacy of internal controls and engage the services of any other advisors and accountants as the committee deems advisable. Based on the reviews and discussions referred to above, the Audit Committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended March 31, 2015 for filing with the SEC.

        We have designated Mr. Muther, Mr. Jackson and Mr. Hennigan as audit committee financial experts. Mr. Muther has been appointed the Chairman of the audit committee.

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

        The compensation committee is composed of Mr. Shea, Mr. Muther, Mr. Jackson, Mr. Hennigan and Mr. Alexander. Mr. Hennigan has been appointed the Chairman of the compensation committee. Mr. Muther, Mr. Jackson and Mr. Hennigan are independent directors (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act). All members of the compensation committee are non-employee directors (as that term is defined in Rule 16b-3 of the Exchange Act) except Mr. Shea, the Chairman, President and Chief Executive Officer. None of our executive officers has served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board during 2015, 2014 or 2013.

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

        Available on our website at www.niskapartners.com are copies of our Audit Committee Charter, our Compensation Committee Charter, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines, all of which also will be provided to unitholders without charge upon their written request to Niska Gas Storage Partners LLC, 170 Radnor Chester Road, Suite 150 Radnor, PA 19087, Attention: General Counsel.

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

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2014 and upon a review of Forms 5 and amendments thereto furnished to us with respect to fiscal 2015, or upon written representations received by us from certain reporting persons that no Forms 5 were required for those persons, we believe that no director, executive officer or greater-than-ten-percent shareholder failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, fiscal 2015.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        This section describes the objectives and elements of our compensation program for the fiscal year ended March 31, 2015 (referred to as the "2015 fiscal year") for our named executive officers. This section should be read together with the compensation tables that follow, which disclose the compensation awarded to, earned by or paid to the named executive officers with respect to the 2015 fiscal year, as well as for certain elements of compensation paid to the named executive officers for the fiscal years ending on March 31, 2013 and March 31, 2014. See the section entitled "Executive

Compensation" below. The "named executive officers" for the 2015 fiscal year, along with the title that each officer held during the 2015 fiscal year, were as follows:

Name	Title
William H. Shea, Jr.	Chairman, President and Chief Executive Officer
Simon Dupéré	Former President and Chief Executive Officer (through May 7, 2014)
Vance E. Powers	Chief Financial Officer
Mark D. Casaday	Chief Operating Officer
Bruce D. Davis, Jr.	Vice President, Chief Administrative Officer
Rick J. Staples	Executive Vice President and Chief Commercial Officer
Robert B. Wallace	Vice President, Finance and Corporate Development

        On May 7, 2014, Mr. Dupéré resigned from his employment with us and from his membership on our board. In addition, on May 7, 2014, the board appointed Messrs. Shea, Casaday, Davis and Wallace to serve in the roles indicated above.

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

  Setting Executive Compensation

        Our manager and our board, as its delegate, manage our operations and activities and make decisions on our behalf. While our board has been delegated the authority to oversee our operations from our manager, our board has established a compensation committee to determine and set compensation practices or to make recommendations to the full board regarding compensation matters that the board has reserved final authority over, as applicable. Our Chairman, President and Chief Executive Officer is also consulted by the compensation committee and the full board regarding the compensation of the named executive officers other than himself. Except with respect to Class D Units issued by Niska Holdings to certain of our named executive officers, the compensation of each of our named executive officers for the 2015 fiscal year was determined and implemented solely by our compensation committee.

        Our board and the compensation committee each holds the authority to engage an outside compensation consultant if it appears at any time that such assistance would be appropriate. On September 15, 2010, Cogent Compensation Partners ("Cogent") was formally engaged by our compensation committee to review our overall compensation structure, including short term and long term compensation. Cogent was acquired by Frederic W. Cook and Co., Inc. ("FW Cook"), another outside compensation consultancy, in 2012. The team that we worked with at Cogent remained intact as part of the acquisition, and FW Cook became our compensation consultant firm on and after the 2012 acquisition, including with respect to the 2015 fiscal year. The compensation committee has determined that the services provided by FW Cook to the compensation committee during the 2015 fiscal year did not give rise to any potential conflicts of interest. The compensation committee made this determination by assessing the independence of FW Cook under the six independence factors adopted by the SEC and incorporated into the New York Stock Exchange Corporate Governance Listing Standards. Our board and compensation committee, with input from management employees, has historically compared certain aspects of our compensation program to the compensation programs in place at companies that we consider to be our peers. For 2015, FW Cook reviewed the most recent list of peer companies that we were using to determine if FW Cook agreed that the group continued to be appropriate for our use in evaluating compensation. The peer group that we and FW Cook determined to be appropriate for us with respect to compensation for the 2015 fiscal year includes companies in the United States market for which we believe we compete for executive talent in the energy sector. At the beginning of the 2015 fiscal year, the compensation committee approved certain changes to the 2014 compensation peer group in establishing the peer group for 2015 fiscal year compensation purposes. Specifically, the compensation committee approved the addition of Crestwood Equity Partners LP and Summit Midstream Partners LP to the compensation peer group and removed Eagle Rock Energy Partners and El Paso Pipeline Partners from the compensation peer group for the 2015 fiscal year. Upon approval of these changes, the 2015 compensation peer group (the "Peer Group") included the following companies:

  •
  Altagas Ltd

  •
  Atlas Pipeline Partners LP

  •
  BlueKnight Energy Partners LP

  •
  Boardwalk Pipeline Partners LP

  •
  Buckeye Partners LP

  •
  Crestwood Equity Partners LP

  •
  DCP Midstream Partners LP

  •
  Enlink Midstream Partners LP

  •
  Genesis Energy LP

  •
  Keyera Corp

  •
  Markwest Energy Partners LP

  •
  Pembina Pipeline Corp

  •
  Regency Energy Partners LP

  •
  Spectra Energy Partners LP

  •
  Summit Midstream Partners LP

        We have also in prior fiscal years utilized a separate peer group of companies for purposes of certain performance-based PUPP awards, which are measured based on our relative total unitholder return ("TUR") over a designated performance period. For purposes of performance-based Phantom Unit Performance Plan ("PUPP") awards granted prior to the 2015 fiscal year, the compensation committee moved from measuring TUR verses this designated performance peer group of companies to measuring TUR against the companies in the Alerian Natural Gas MLP Index for the duration of the applicable performance period.

  Elements of Compensation

        The compensation program established by the compensation committee, in conjunction with FW Cook, for the 2015 fiscal year was implemented effective April 1, 2014. For the 2015 fiscal year, the compensation program for our named executive officers was comprised of the following key elements:

  •
  base salary;

  •
  discretionary cash bonus awards;

  •
  long-term equity-based incentive compensation awards; and

  •
  retirement, health and welfare and related benefits.

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

        For the 2015 fiscal year, the annual base salaries for the named executive officers (other than Mr. Dupéré, who resigned on May 7, 2014) were as follows:

Name	2014 Fiscal Year Base Salary (in U.S. dollars)(1)	2015 Fiscal Year Base Salary (in U.S. dollars)	Rationale
William H. Shea, Jr.	n/a	$400,000	Established at time of hire consistent with compensation marketplace and as necessary to attract the officer
Vance E. Powers	$290,000	$298,700	Reflects changes in the compensation marketplace compared to similarly situated officers in the Peer Group
Mark D. Casaday	n/a	$320,000	Established at time of hire consistent with compensation marketplace and as necessary to attract the officer
Bruce D. Davis, Jr.	n/a	$257,680	Established at time of hire consistent with compensation marketplace and as necessary to attract the officer
Rick J. Staples(2)	$277,358	$285,678	Reflects outstanding performance during the 2014 fiscal year and changes in the compensation marketplace compared to similarly situated officers in the Peer Group
Robert B. Wallace	n/a	$257,680	Established at time of hire consistent with compensation marketplace and as necessary to attract the officer

(1)
Messrs. Shea, Casaday, Davis and Wallace were hired on May 7, 2014 and were not employed by the company during the 2014 fiscal year.

(2)
As a Canadian-based executive, Mr. Staples' base salary was set as $315,000 CDN for the 2014 fiscal year and increased to $324,450 CDN for the 2015 fiscal year. The amounts set forth in the table above reflect conversion to U.S. dollars based on an exchange rate of 0.8805.

        The base salary amounts paid to our named executive officers for the 2015 fiscal year are set forth in the "Salary" column of the Summary Compensation Table for 2015.

  Discretionary Bonus Awards

        A significant portion of the potential compensation our named executive officers may earn for a fiscal year is determined pursuant to our discretionary annual cash bonus program. While base salaries offer an important retention element by providing a guaranteed income stream to our employees, we hope to motivate our employees to strive for both individual and overall company success by providing a substantial portion of compensation only when performance for the year calls for an additional compensatory award. Our industry has historically relied heavily on cash bonuses to compensate executive officers for performance, and we intend to compensate our executives in line with our industry trends and practices.

        The annual cash bonus awards for the 2015 fiscal year were granted to our named executive officers pursuant to our Short Term Incentive Plan ("STIP"). While the ultimate amount of any cash bonus paid to our named executive officers under the STIP is determined at the discretion of our compensation committee, the STIP awards are tied to the achievement of company financial and non-financial performance targets and a target bonus amount for each officer. The company performance targets and each officer's target bonus amount are established by the compensation committee each year.

        We communicate the target bonus amount to our named executive officers as a certain percentage of their base salary, clearly noting that company performance on certain financial and non-financial performance targets may significantly impact what percentage of the target bonus amount is actually paid. For the 2015 fiscal year, the target bonus amounts for the named executive officers (other than Mr. Dupéré, who resigned on May 7, 2014 and was not eligible to earn a STIP award for the 2015 fiscal year) were set as follows:

Name	Target Bonus Amount (in U.S. dollars)
William H. Shea, Jr.	$400,000
Vance E. Powers	$179,220
Mark D. Casaday	$240,000
Bruce D. Davis, Jr.	$193,260
Rick J. Staples(1)	$214,259
Robert B. Wallace	$193,260

(1)
As a Canadian-based executive, Mr. Staples' target bonus amount set forth above reflects conversion to U.S. dollars based on an exchange rate of 0.8805.

        The company performance metrics for the 2015 fiscal year STIP were a combination of financial (weighted at ninety percent (90%)) and non-financial measures (weighted at ten percent (10%)). The target goals for each company performance metric are based on internal company target goals and may be adjusted throughout the year by the compensation committee as determined appropriate upon the advice of the management team. The compensation committee has broad discretion to vary or modify any particular performance goals, which may vary between performance goals and participants.

        Financial Measure.    For the 2015 fiscal year, the company financial performance metric was net earnings before interest, income taxes, depreciation and amortization, unrealized risk management gains and losses, foreign exchange gains and losses, unrealized inventory impairment write downs, gains and losses on asset disposition, asset impairments and other income, or "Adjusted EBITDA." We believe that paying a bonus tied to our Adjusted EBITDA aligns the interests of our executives with those of our unitholders and motivates them to provide a high level of performance for us. Generally, in order for there to be any payout under the STIP for the 2015 fiscal year (including any payout with respect to the non-financial measures component of the STIP described below), we must first meet a minimum performance threshold of eighty-seven percent (87%) of the Adjusted EBITDA target set for the year (the "Threshold"). If we achieve the Adjusted EBITDA Threshold for the year, the payout for this component of the STIP is expected to equal fifty percent (50%) of the officer's target bonus amount attributable to the company financial measure component; if we achieve one hundred percent (100%) of the Adjusted EBITDA target set for the year, the payout for this component of the STIP is expected to equal one hundred percent (100%) of the officer's target bonus amount attributable to the company financial measure component; and if we achieve one hundred thirteen percent (113%) of the Adjusted EBITDA target set for the year, the payout for this component of the STIP is expected to equal two hundred percent (200%) of the officer's target bonus amount attributable to the company financial measure component. The achievement of the company financial performance goal between these levels will be determined using straight line interpolation.

        Non-Financial Measures.    For the 2015 fiscal year, the company non-financial performance metrics were:

Metric	Description	Weighting (of total potential STIP award)
Total Recordable Incident Rate ("TRIR")	Work related injuries or illnesses that must be recorded as per OSHA definition	2.5%
Environmental Incidents	Reportable incidents that include spills, non-operational gas releases, public environmental complaints, and public odor complaints	2.5%
Operational Availability	Measurement of the number of days our facilities are available for service, calculated as 365 days less the sum of planned or unplanned outages, divided by 365 days	2.5%
Risk Violations	Violations assessed on "impact value," with any violation whose impact is greater than $50,000 (in U.S. dollars) included. The categories to which violations are assigned are credits, procedural, product, term, volume and open position	2.5%

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

        Based on our actual results for the fiscal year, the compensation committee then determines the amounts to be paid to each of the named executive officers. In doing so, it reviews each officer's individual performance and also takes into account advice from FW Cook as well as from the Chairman, President and Chief Executive Officer (with respect to the other named executive officers). While the achievement of the company financial and non-financial performance targets as described above serves as a guideline for determining the annual bonus amounts for the named executive officers, the ultimate amount paid to the named executive officers under the STIP is determined at the discretion of the compensation committee, and the compensation committee may award a greater or lesser amount without regard to the achievement of the company performance targets. In exercising this discretion, the compensation committee takes into account such subjective and qualitative factors that it deems appropriate. Such factors may include, but are not limited to, extenuating market or other circumstances, individual performance, overall business performance, and the equity of STIP awards and other compensation.

        Following the end of the 2015 fiscal year, the compensation committee determined that we had not achieved the Adjusted EBITDA Threshold for the 2015 fiscal year. As a result, even though we met the target level of achievement for each of the four non-financial measures, no payout under the STIP was earned with respect to the company performance metrics for the 2015 fiscal year. The compensation committee then considered the totality of the circumstances and determined that there were no compelling reasons to exercise its discretion to adjust the percentage of the respective target bonus amounts that each named executive officer would receive based on our company's performance on the financial and non-financial measures for the 2015 fiscal year. Therefore, the total payout to each named executive officer under the STIP for the 2015 fiscal year was 0% of the officer's respective target bonus amount, and no payments were made to the named executive officers with respect to annual cash bonus awards under the STIP for the 2015 fiscal year.

  Long Term Equity-Based Incentives

        We adopted the PUPP on March 24, 2011, and the PUPP plan document is filed as Exhibit 10.1 to our Form 8-K filed with the SEC on March 30, 2011. The PUPP is a long-term phantom unit plan for our employees and certain directors. A principal purpose of the PUPP is to further align the interests of participants, including our named executive officers, with the interests of our unitholders by providing for the grant of phantom unit awards. A phantom unit is a notional unit granted under the PUPP that represents the right to receive an amount equal to the value of a common unit of the Company (a "Unit"), following the satisfaction of certain time- and/or performance-based criteria. On June 7, 2012, the board approved an amendment to the PUPP to waive the minimum quarterly distribution requirement for PUPP awards.

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

        We typically grant PUPP awards to the named executive officers and certain other key employees each fiscal year. For the 2015 fiscal year, the compensation committee determined that one hundred percent (100%) of a named executive officer's total target annual PUPP award would be based solely on time-based vesting conditions (a "time-based PUPP award"). Although in past fiscal years a portion of the total target annual PUPP awards to the named executive officers was also based upon performance-based vesting conditions (a "performance-based PUPP award"), the compensation committee determined that time-based PUPP awards were appropriate for the 2015 fiscal year in order to retain executive talent under challenging industry conditions and to align executives' interests with those of our unitholders. In addition, while PUPP awards granted in prior years provide for settlement in the form of a cash payment, the PUPP awards for the 2015 fiscal year will be settled upon vesting in Units in order to create further alignment with our unitholders and to preserve available cash. Please see "—Unit Ownership Requirements" below for a discussion of certain Unit ownership guidelines adopted during the 2015 fiscal year and applicable to our named executive officers.

        For the 2015 fiscal year, the compensation committee granted time-based PUPP awards in amounts intended to place each named executive officer at the median total target compensation level for similarly situated officers in the Peer Group. The dollar amount used for determining the number of Units subject to each named executive officer's time-based PUPP award for the 2015 fiscal year was based upon a percentage of the officer's base salary, as follows: (i) Mr. Shea—475%, (ii) Mr. Powers—209%, (iii) Mr. Casaday—236%, (iv) Mr. Davis—258%, (v) Mr. Staples—205%, and (vi) Mr. Wallace—258%.

        Time-and performance-based PUPP awards are typically measured over a full three-year time period, except for awards granted during the three-year ramp-in period following the adoption of the PUPP (the 2014 fiscal year being the last year of this period). With respect to the time-based PUPP awards made during the 2015 fiscal year, the awards will cliff vest in three years from the date of grant and will accumulate distribution equivalent rights ("DERs") from the date of grant until payout at vesting, in each case, subject to continued employment by the named executive officer. The compensation committee has broad discretion to vary or modify any particular performance goals applicable to any performance-based PUPP awards, which may vary between performance goals and participants.

        The performance-based PUPP awards granted to the named executive officers for the years prior to 2015 fiscal year vest and are earned based upon our relative TUR measured at the end of each annual performance period in the three-year vesting period. For annual performance periods ending after April 1, 2014, the compensation committee moved from measuring TUR verses the designated performance peer group to measuring TUR against the Alerian Natural Gas MLP Index. If we rank below the thirty-third percentile (33%) at the end of an annual performance period, the applicable portion of the performance-based PUPP awards will not vest. If we rank at the thirty-third percentile (33%) or above, a certain percentage of the applicable portion of the performance-based PUPP awards will vest in accordance with the following chart:

TUR Ranking at End of Annual Performance Period	Performance Level	Target Payout Percentage
75th Percentile	Maximum	200%
50th Percentile	Target	100%
33rd Percentile	Threshold	50%

        In addition to the satisfaction of the TUR vesting conditions described above with respect to the performance-based PUPP awards, participants must also generally be providing services to us or one of our affiliates at the end of the applicable performance period in order for the applicable portion of the performance-based PUPP award to become vested. For the 2015 time-based PUPP awards, participants must generally be providing services to us or one of our affiliates continuously through the applicable vesting date, which, as discussed above, is the third anniversary of the date of grant of the award. The compensation committee has authority to provide for accelerated vesting provisions in the event of a termination of employment or a change in control. Generally, in the event of a participant's death, disability, retirement, or termination of employment without cause, unvested PUPP awards will vest on a pro rata basis by taking into account the number of days of actual service provided to us or one of our affiliates on and after the date of grant versus the number of days in the entire vesting period for the award. With respect to performance-based PUPP awards, a "target" level of performance will be applied upon any acceleration of vesting, such that a maximum of 100% of the target performance-based PUPP award will become vested. Unless otherwise provided in an individual award agreement, if we undergo a change in control and the participant's employment is terminated for certain reasons, the PUPP awards will also receive accelerated vesting and, with respect to performance-based PUPP awards, a "target" level of performance will be applied to any acceleration of vesting. Please see "Executive Compensation—Potential Payments Upon Termination or Change in Control—PUPP" for additional information.

        The PUPP awards include distribution equivalent rights or DERs. During the period the PUPP award is outstanding, any distribution that we pay to unitholders generally will also be credited to the participant in the form of additional PUPP awards. The number of additional phantom units to be credited to a participant's PUPP account will be determined by dividing the full amount of the distribution we would have made to the participant if the phantom units were non-restricted Units, by the fair market value of a Unit on the payment date of any distribution.

        Portions of the performance-based PUPP awards granted in the 2013 and 2014 fiscal years during the ramp-in period described above may become eligible to vest at the end of certain annual performance periods, including at the end of the 2015 fiscal year. Upon reviewing the relative TUR performance of our company for the 2015 fiscal year, the compensation committee determined that, with respect to the applicable portion of the performance-based PUPP awards granted in the 2013 and 2014 fiscal years, we did not achieve the threshold performance level and therefore these portions of the performance-based PUPP awards have been forfeited.

        Niska Predecessor Class B Units.    In 2006, Niska Predecessor issued Class B Units to some of our employees, including the named executive officers then employed by us. The Class B Units represented profits interests in Niska Holdings, and entitle the holders to share in distributions by Niska Holdings once the Class A Units in Niska Predecessor have received distributions equal to their contributed capital plus an 8% rate of return. As of March 31, 2010, the risk of forfeiture had lapsed on all of the Class B Units upon the completion of the time limitations or the achievement of the performance conditions associated with the units, as applicable, and certain of our named executive officers continue to hold these vested units and may receive certain distributions with respect to these awards. No grants of Class B Units occurred during the 2015 fiscal year. The Class B Units are equity interests in Niska Holdings and do not relate directly to our Units, and our company is not responsible for making any payments, distributions or settlements to any holder relating to the Class B Units.

        Class D Units in Niska Holdings.    In connection with their respective appointments to serve as executive officers of the company, Niska Holdings issued Class D Units to Messrs. Shea, Casaday, Davis and Wallace. The Class D Units are profits interests and represent actual (non-voting) equity interests in Niska Holdings that have no value for tax purposes on the date of grant but entitle the holders to share in distributions by Niska Holdings once a specified rate of return has been received by Class A holders of Niska Holdings. The Class D Units vest over a five-year period, generally subject to the holder's continued employment with the company, Niska Holdings or one of their respective subsidiaries. Certain additional information regarding the Class D Units awarded to Messrs. Shea, Casaday, Davis and Wallace during the 2015 fiscal year, which we have classified as "Option Awards" for purposes of these disclosures, is provided in the section entitled "Executive Compensation" below. However, as the Class D Units are equity interests in Niska Holdings, the Class D Units do not relate directly to our Units and our company is not responsible for making any payments, distributions or settlements to any holder relating to the Class D Units. Niska Holdings is solely responsible for making all payments, distributions and settlements to all holders relating to the Class D Units.

        2010 Long Term Incentive Plan.    We adopted the 2010 Long Term Incentive Plan in connection with our initial public offering. This plan provides for the grant of unit options, unit appreciation rights, restricted units, phantom units, unit awards, performance or incentive awards and other unit-based awards. Due to certain adverse tax consequences that may accompany the grant of an award that is settled in actual Units to Canadian citizens, this plan is largely reserved for grants of awards to our employees, consultants and directors who are United States citizens.

  Other Compensation Items

        Health and Welfare Benefits.    All of our regular full-time employees, including our named executive officers, receive certain health and welfare benefits. The benefits include a health and dental plan, a short- and long-term disability plan, basic and optional life insurance, and basic and optional accidental death and dismemberment insurance coverage.

        Retirement and Pension Benefits.    Our registered retirement savings plan, or RRSP Plan/Non-Registered Employee Savings Plan, provides Canadian resident employees, including certain of our named executive officers, with an opportunity to participate in a retirement savings plan. This plan is a Canadian retirement plan with features similar to a 401(k) plan or an individual retirement account administered in the United States. Our employees, including our named executive officers who are Canadian citizens, are allowed to contribute their own funds, and we will, regardless of an employee's own contribution level, contribute 8% of an employee's base salary into the employee's RRSP Plan account, as well as make discretionary employer contributions on their behalf from time to time. Our named executive officers who are United States citizens are eligible to participate in a U.S. 401(k) plan, which allows each participant to contribute his own funds to his plan account, and the company provides up to a 5% match to the plan on his behalf. Further, in addition to this contribution matching, the company also provides a 6% contribution regardless of any employee contribution.

        Perquisites.    We provide our named executive officers with certain perquisites that we believe are in line with industry standards, as well as with benefits and perquisites similar to those provided by members of the Peer Group within our geographic region, and which we believe are necessary to remain competitive with regard to overall executive compensation. During the 2015 fiscal year, certain of our named executive officers received additional payments to be applied to expenses for home computers, club memberships (including memberships to industry organizations) and other personal expenses, as well as a monthly automobile allowance and paid parking at our office facilities.

  Employment Agreements and Severance and Change in Control Benefits

        On May 7, 2014, our company entered into an employment agreement with each of Messrs. Shea, Casaday, Davis and Wallace. In addition, on June 5, 2015, our company entered into a similar employment agreement with Mr. Powers, our other U.S.-based executive officer. Each employment agreement has a three-year initial term and will automatically renew for successive one-year renewal terms unless either party provides written notice of non-renewal at least 30 days prior to the end of the initial term or any renewal term. Each employment agreement also sets forth the officer's annualized base salary and his eligibility for discretionary bonus compensation and equity awards and provides for certain separation payments and benefits in the event the officer's employment is terminated under certain specified circumstances. The employment agreements with Messrs. Shea, Casaday, Davis and Wallace are filed as exhibits to our Form 8-K filed with the SEC on May 13, 2014, and the employment agreement with Mr. Powers is filed as an exhibit to our Form 8-K filed with the SEC on June 5, 2015.

        We did not have employment agreements with any of our other named executive officers during the 2015 fiscal year (other than Mr. Dupéré, whose employment agreement terminated in connection with his resignation on May 7, 2014). However, the PUPP awards granted to each named executive officer during the 2015 fiscal year and prior fiscal years contain termination and change of control provisions. With respect to the PUPP awards, we have provided severance and change in control protections to serve as a retention tool.

        We believe that the post-termination payments in the employment agreements and the PUPP agreements, as applicable, allow our officers to focus their attention and energy on making the best objective business decisions that are in our interest, and in the interest of our unitholders, without allowing personal considerations to influence the decision-making process. Executive officers at other companies in our industry and the general market against which we compete for executive talent commonly have post-termination and/or change in control provisions, and we have consistently provided these benefits to our executive officers in order to remain competitive in attracting and retaining skilled professionals in our industry. Please see "Executive Compensation—Potential Payments Upon Termination and Change in Control" for additional information.

        In connection with his resignation on May 7, 2014, Mr. Dupéré entered into a Separation Agreement with us, pursuant to which he received the same payments to which he would be entitled upon an involuntary termination of his employment without cause under his employment agreement and under the PUPP, in exchange for a release of all claims against us and our affiliates. Additional information regarding the Separation Agreement with Mr. Dupéré is also provided below under "Executive Compensation—Potential Payments Upon Termination and Change in Control."

  Unit Ownership Requirements

        During the 2015 fiscal year, the compensation committee approved unit ownership requirements for our executive officers. The purpose of these Executive Unit Ownership Guidelines ("Ownership Guidelines"), adopted effective May 7, 2014 ("Effective Date"), is to (i) require executive officers to own our Units and thereby (ii) further align the interests of our executive officers with those of our unitholders and (iii) further promote superior management and growth of our company's business.

  Ownership Guidelines

        Under the Ownership Guidelines, each executive officer is required to own Units having a value equal to the dollar amount of the applicable multiple of such executive's base salary as set forth in the table below.

Executive Position	Multiple of Base Salary
Chief Executive Officer	Five times (5x)
Other Executive Officers	Three times (3x)

        Compliance with the Ownership Guidelines will initially be determined based upon each executive officer's base salary in effect on the Effective Date and the closing price of the Units on the New York Stock Exchange on March 31, 2015. Thereafter, a redetermination shall be made every year on March 31, based upon (i) the average of each executive officer's base salary for the determination period and (ii) the average of the high and low closing prices of the Units on the New York Stock Exchange on March 31 of the calendar year in which the redetermination is made.

        Executive officers must satisfy the Ownership Guidelines no later than five years following (i) the Effective Date, for those executive officers employed as of the Effective Date; or (ii) for new executive officers, the officer's date of hire or date of promotion into an executive position. If an executive officer does not meet the Ownership Guidelines within the time period set forth above, the executive officer will be promptly notified and will have until the next redetermination period to meet the Ownership Guidelines. If at the time of redetermination the executive officer still does not meet the Ownership Guidelines, then the executive officer will be required to retain all Units owned by the executive officer, including all restricted or phantom units, until the Ownership Guidelines are met.

  Credited Units

        For purposes of determining compliance with the Ownership Guidelines, each of the following qualifies as ownership of Units:

  •
  Units owned (whether acquired in the open market, vested restricted units, issued in connection with vested phantom units, Units held in 401(k) accounts or otherwise);

  •
  unvested restricted units and unvested phantom units, in each case, subject to time-based vesting conditions; and

  •
  Units beneficially owned in a trust or by a spouse and/or minor children.

Unvested restricted units or unvested phantom units, in each case, subject to performance-based vesting conditions, are not considered Units for purposes of meeting the Ownership Guidelines.

  Administration

        The Ownership Guidelines are administered by the compensation committee. The compensation committee may, at any time, amend, modify or terminate the Ownership Guidelines in whole or in part, including, if the Ownership Guidelines would place a severe hardship on an executive officer, by developing alternative Unit ownership guidelines that reflects both the intention of the Ownership Guidelines and the personal circumstances of the executive officer.

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

  By the Compensation Committee:
   Michael Hennigan, Chairman
  Ralph Alexander
  James G. Jackson
  Stephen C. Muther
  William H. Shea, Jr.

Executive Compensation

        The following tables, footnotes and the above narratives provide information regarding the compensation, benefits and equity holdings of the named executive officers.

  Summary Compensation for Years Ended March 31, 2015, 2014 and 2013

        The year "2013" refers to the fiscal year beginning April 1, 2012 and ending March 31, 2013; the year "2014" refers to the fiscal year beginning April 1, 2013 and ending March 31, 2014; and the year "2015" refers to the fiscal year beginning April 1, 2014 and ending March 31, 2015. With respect to Canadian-based named executive officers, compensation was paid primarily in Canadian dollars but is reported in U.S. dollars in the tables and footnotes that follow. An exchange rate of (i) 0.9989 U.S dollars for each Canadian dollar was used for 2013 amounts (the average exchange rate for the period as reported by the Bank of Canada), (ii) 0.9497 U.S. dollars for each Canadian dollar was used for 2014 amounts (the average exchange rate for the period as reported by the Bank of Canada), and (iii) 0.8805 U.S. dollars for each Canadian dollar was used for 2015 amounts (the average exchange rate for the period as reported by the Bank of Canada). Amounts reported as "Option Awards" in the tables and footnotes that follow relate to Class D Units in Niska Holdings that do not relate directly to our Units and for which our company is not responsible for making any payments, distributions or settlements.

Name and Principal Position	Year Covered	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
William H. Shea, Jr.	2015	360,769	0	1,901,854	344,904	43,079	2,650,606
Chairman, President and
Chief Executive Officer
Simon Dupéré(5)(6)	2015	88,360	—	—	—	6,719,224	6,807,584
Former President and	2014	479,599	0	1,598,661	—	46,861	2,125,121
Chief Executive Officer	2013	495,800	583,642	2,680,382	—	49,926	3,809,750
Vance E. Powers	2015	298,700	0	624,003	—	100,698	1,023,401
Chief Financial Officer	2014	290,000	282,750	435,000	—	90,447	1,098,197
	2013	287,436	201,318	635,000	—	79,093	1,202,847
Mark D. Casaday	2015	288,615	0	755,385	344,904	25,290	1,414,194
Chief Operating Officer
Bruce D. Davis, Jr.	2015	232,407	0	665,260	98,544	21,690	1,017,901
Vice President, Chief
Administrative Officer
Rick J. Staples(5)	2015	285,678	0	665,265	—	53,685	1,004,628
Executive Vice President and	2014	299,156	364,596	747,889		57,117	1,468,758
Chief Commercial Officer	2013	312,412	273,040	1,086,304		60,091	1,731,847
Robert B. Wallace	2015	232,407	0	665,260	197,088	21,716	1,116,471
Vice President, Finance
and Corporate Development

(1)
As described above under "Compensation Discussion and Analysis—Elements of Compensation—Discretionary Bonus Awards," we did not attain the Adjusted EBITDA Threshold for the 2015 fiscal year and the compensation committee, after considering the totality of the circumstances, determined not to make any payments to our named executive officers with respect to the discretionary annual cash bonus awards under the STIP for the 2015 fiscal year.

(2)
Amounts reported as "Unit Awards" for 2015 and prior years represent the grant date fair value of phantom unit awards under the PUPP determined in accordance with FASB ASC Topic 718, rather than the amounts that may actually be paid to each named executive officer upon vesting and settlement of an award. For 2015, only time-based PUPP awards were granted to the named executive officers. Pursuant to SEC rules, the amounts shown exclude the effect of estimated forfeitures and, with respect to the performance-based PUPP awards granted in years prior to 2015, are based upon the probable outcome of the associated performance conditions at the grant date. Additional details regarding the calculation of the value reported for phantom unit awards under the PUPP are included in Note 14 of the Notes to our Consolidated Financial Statements. Although PUPP awards are reported as "Unit Awards" above when granted, PUPP awards granted prior to the 2015 fiscal year that are still outstanding will be settled, if at all, in cash payments rather than actual Units.

(3)
In connection with their respective appointments to serve as executive officers of our company, Messrs. Shea, Casaday, Davis and Wallace each received an award of Class D Units in Niska Holdings on May 7, 2014. The Class D Units are profits interests and represent actual (non-voting) equity interests in Niska Holdings that have no value for tax purposes on the date of grant but entitle the holders to share in distributions by Niska Holdings once a specified rate of return has been received by Class A holders of Niska Holdings. The Class D Units vest over a five-year period, generally subject to the holder's continued employment with the company, Niska Holdings or one of their respective subsidiaries. We believe that, despite the fact that the Class D Units do not require the payment of an exercise price, these awards are most similar economically to stock options and, as such, they are properly classified as "options" for purposes of the SEC's executive compensation disclosure rules under the definition provided in Item 402(a)(6)(i) of Regulation S-K since these awards have "option-like features." The amounts reflected in the "Option Awards" column report the value, determined as of the grant date under FASB ASC Topic 718, of the Class D Units, which for accounting purposes are treated as profits interest awards subject to a service condition, and do not reflect the amounts, if any, that may actually be distributed to holders of the Class D Units. Further information regarding the assumptions used in the valuation of these awards is included in Note 14 of the Notes to our Consolidated Financial Statements. However, as equity interests in Niska Holdings, the Class D Units do not relate directly to our Units and our company is not responsible for making any payments, distributions or settlements to any holder relating to the Class D Units. Niska Holdings is solely responsible for making all payments, distributions and settlements to all holders relating to the Class D Units.

(4)
Amounts disclosed in the "All Other Compensation" column for the 2015 fiscal year consist of the following items and amounts:

Executive Officer	Employer Contributions to RRSP or 401(k) Plan ($)	Parking and Vehicle Allowance ($)	Misc Allowance ($)	Canadian Pension Plan and Employment Insurance ($)	Social Security ($)	Medicare ($)	Workers Comp Contributions ($)	Severance Payments ($)(a)	Total ($)
William H. Shea, Jr.	23,833	—	—	—	13,462	5,784	—	—	43,079
Simon Dupéré	3,648	—	—	—	—		—	6,715,576	6,719,224
Vance E. Powers	32,750	—	36,000	—	7,389	24,059	500	—	100,698
Mark D. Casaday	8,800	—	—	—	12,222	4,268	—	—	25,290
Bruce D. Davis, Jr.	7,086	—	—	—	11,237	3,367	—	—	21,690
Rick Staples	22,854	16,818	10,566	3,187	—		260	—	53,685
Robert B. Wallace	7,086	—	—	—	11,256	3,374	—	—	21,716

(a)
The severance payments made to Mr. Dupéré in connection with his resignation on May 7, 2014 consist of (i) a lump sum payment in the amount of $961,442 CDN ($846,550 U.S.), less applicable withholdings and other deductions, (ii) a lump sum payment of $6,577,184 CDN ($5,791,211 U.S.) to redeem Mr. Dupéré's vested phantom unit awards under the PUPP, including phantom units that vested in connection with his resignation, and (iii) a lump sum payment in the amount of $88,376 CDN ($77,815 U.S.) for his accrued, unused vacation time.
(5)
These Canadian-based named executive officers were paid primarily in Canadian dollars but their compensation is reported in the Summary Compensation Table in U.S. dollars in accordance with the exchange rates described in the paragraph preceding the table.

(6)
Mr. Dupéré resigned from his employment with us and from his membership on our board on May 7, 2014.

  Grants of Plan-Based Awards

        We granted time-based PUPP awards to each of our named executive officers during the 2015 fiscal year. In addition, in connection with their respective appointments to serve as executives officers of our company, Niska Holdings issued Class D Units to Messrs. Shea, Casaday, Davis and Wallace during the 2015 fiscal year, which Class D Units are classified as "Option Awards" in the table below.

Class D Units in Niska Holdings do not relate directly to our Units and our company is not responsible for making any payments, distributions or settlements related to the Class D Units.

Name	Grant Date	Committee Action Date	All Other Unit Awards: Number of Units (#)(1)	All Other Option Awards: Number of Class D Units in Niska Holdings Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Sh)(3)	Grant Date Fair Value of Unit Awards ($)(4)
William H. Shea, Jr.	5/7/2014	7/30/2014	124,630			1,901,854
	5/7/2014	—		280,000	n/a	344,904
Vance E. Powers	4/1/2014	7/30/2014	46,291			624,003
Mark D. Casaday	5/7/2014	7/30/2014	49,501			755,385
	5/7/2014	—		280,000	n/a	344,904
Bruce D. Davis, Jr.	5/7/2014	7/30/2014	43,595			665,260
	5/7/2014	—		80,000	n/a	98,544
Rick J. Staples	4/1/2014	7/30/2014	49,352			665,265
Robert B. Wallace	5/7/2014	7/30/2014	43,595			665,260
	5/7/2014	—		160,000	n/a	197,088

(1)
The phantom units disclosed here are time-based PUPP awards and, upon vesting, such phantom units will be settled in Units.

(2)
The Class D Units disclosed here are profits interests and represent actual (non-voting) equity interests in Niska Holdings that have no value for tax purposes on the date of grant but entitle the holders to share in distributions by Niska Holdings once a specified rate of return has been received by Class A holders of Niska Holdings. The Class D Units do not relate directly to our Units and our company is not responsible for making any payments, distributions or settlements to any holder relating to the Class D Units.

(3)
The Class D Units do not require the payment of an exercise price; however, we believe these awards are most similar economically to stock options and, as such, they are properly classified as "options" for purposes of the SEC's executive compensation disclosure rules under the definition provided in Item 402(a)(6)(i) of Regulation S-K since these awards have "option-like features."

(4)
The values reflected here show the grant date fair value of the time-based PUPP awards and the Class D Units reported in the table, in each case, determined in accordance with FASB ASC Topic 718, rather than the amounts, if any, that may actually be paid to each named executive officer with respect to the awards. Assumptions used to determine these amounts are disclosed in footnotes (2) and (3) to the Summary Compensation Table.

Narrative Description to Summary Compensation Table and Grants of Plan-Based Awards

  PUPP Awards

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

        The PUPP awards granted in the 2015 fiscal year settle in Units; however, PUPP awards granted in prior fiscal years pay out in cash and have special settlement features. The value of the settlement of these phantom awards will depend upon the average closing price of our Units during the 30 day period prior to the settlement date. The settlement date for the awards will occur on a date following the applicable vesting date that is chosen by the compensation committee in its discretion in accordance with the terms of the PUPP.

  Class D Unit Awards

        Class D Units were issued by Niska Holdings to Messrs. Shea, Casaday, Davis and Wallace in connection with their respective appointments to serve as executive officers of our company. Class D Units are profits interests and represent actual (non-voting) equity interests in Niska Holdings that have no value for tax purposes on the date of grant but entitle holders to share in distributions by Niska Holdings once a specified rate of return has been received by Class A holders of Niska Holdings. As equity interests in Niska Holdings, the Class D Units do not relate directly to our Units and our company is not responsible for making any payments, distributions or settlements related to the Class D Units.

        The Class D Units vest over a five-year period, generally subject to the holder's continued employment with the company, Niska Holdings or one of their respective subsidiaries. Specific details regarding the treatment of Class D Units upon certain terminations of employment are contained in the section entitled "Potential Payments Upon Termination or Change in Control" below.

  Outstanding Equity Awards as of Fiscal Year-End March 31, 2015

        The table below reflects the outstanding phantom unit awards under the PUPP that each of our named executive officers held as of March 31, 2015. In addition, it reflects the number of outstanding, unvested Class D Units in Niska Holdings held by certain named executive officer as of March 31,

2015. Class D Units in Niska Holdings do not relate directly to our Units and our company is not responsible for making any payments, distributions or settlements related to the Class D Units.

	Option Awards(1)				Unit Awards
Name	Number of Securities Underlying Unexercised Options, Unexercisable (#)	Number of Securities Underlying Unexercised Options, Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Time-based Units That Have Not Vested (#)(2)	Market Value of Units That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Performance- based Units That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(5)
William H. Shea, Jr.	280,000	0	n/a	n/a	138,210	247,396
Vance E. Powers					87,162	156,020	6,521	11,673
Mark D. Casaday	280,000	0	n/a	n/a	54,896	98,264
Bruce D. Davis, Jr.	80,000	0	n/a	n/a	48,346	86,539
Rick J. Staples					112,518	201,407	11,806	21,133
Robert B. Wallace	160,000	0	n/a	n/a	48,346	86,539

(1)
Reflects Class D Units in Niska Holdings, which vest over a five-year period, generally subject to the holder's continued employment with the company, Niska Holdings or one of their respective subsidiaries. Awards reflected as "Unexercisable" are Class D Units that have not yet vested.

(2)
The outstanding time-based PUPP awards will be settled, if at all, (i) in Units, if granted during the 2015 fiscal year or (ii) in cash payments, if granted in prior fiscal years. Assuming that all time-based vesting conditions are met for the awards, each of the outstanding time-based PUPP awards reported in this column will vest in accordance with the following schedules:

(a)
The time-based PUPP awards granted to Messrs. Powers and Staples on April 24, 2012 cliff vest on April 24, 2015. As of March 31, 2015, Messrs. Powers and Staples held 22,785 and 34,177 of these units, respectively, which include 6,215 and 9,322 additional phantom units, respectively, credited following the date of grant pursuant to DERs.

(b)
The remaining time-based PUPP awards granted to Messrs. Powers and Staples on April 1, 2013 will vest on March 31, 2016. As of March 31, 2015, Messrs. Powers and Staples held 13,042 and 23,611 of these units, respectively, which include 2,380 and 4,310 additional phantom units, respectively, credited following the date of grant pursuant to DERs.

(c)
The time-based PUPP awards granted to the named executive officers during the 2015 fiscal year cliff vest on March 31, 2017. As of March 31, 2015, Messrs. Powers and Staples held 51,335 and 54,730 of these units, respectively, which include 5,044 and 5,378 additional phantom units, respectively, credited pursuant to DERs. In addition, the number of outstanding time-based PUPP awards reported above for Messrs. Shea, Casaday, Davis and Wallace include 13,580, 5,395, 4,751 and 4,751 additional phantom units, respectively, credited following the date of grant pursuant to DERs.

(3)
In accordance with SEC rules, the values reported in this column are calculated by multiplying the closing price of our Units on March 31, 2015 ($1.79), by the number of outstanding time-based PUPP awards reported in the table above. However, the award agreements for PUPP awards granted in fiscal years prior to 2015 require that we settle the awards in cash using the 30 day average closing price of our Units, and the amount actually realized by a named executive officer with respect to outstanding PUPP awards may be greater or less than the values reported above depending upon the value of our Units during the 30-day period preceding the applicable settlement date and the settlement requirements set forth in the award agreements.

(4)
The outstanding performance-based PUPP awards reported in this column will be settled, if at all, in cash payments rather than actual Units. Assuming that all time-based and performance-based vesting conditions are met for the awards, each of the outstanding performance-based PUPP awards reported in this column (which includes 1,190 and 2,155 additional phantom units, respectively, credited following the date of grant pursuant to DERs) will vest on March 31, 2016. In accordance with SEC rules, the number of performance-based PUPP awards reflected in this column represents the threshold number of phantom units that could become vested.

(5)
In accordance with SEC rules, the values reported in this column are calculated by multiplying the closing price of our Units on March 31, 2015 ($1.79), by the threshold number of outstanding performance-based PUPP awards reported in the preceding column. However, the award agreements require that we settle the awards in cash using the 30 day average closing price of our Units, and the amount actually realized by a named executive officer with respect to these awards may be greater or less than the values reported above depending upon the value of our Units during the 30-day period preceding the applicable settlement date, our TUR performance at the end of the applicable annual performance period and the settlement requirements set forth in the award agreements.

  Option Exercises and Units Vested

        The table below reflects the number of time-based PUPP awards that vested during the 2015 fiscal year. The named executive officers did not hold any options to purchase our Units during the 2015 fiscal year, and no performance-based PUPP awards became vested during the 2015 fiscal year. While certain named executive officers were awarded Class D Units, which are profits interests in Niska Holdings, during the 2015 fiscal year, no Class D Units vested and no payments or distributions were made with respect to those awards during the 2015 fiscal year.

Name	Number of Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
William H. Shea, Jr.
Vance E. Powers	16,887	30,228
Mark D. Casaday
Bruce D. Davis, Jr.
Rick J. Staples	30,571	54,722
Robert B. Wallace

(1)
The phantom units awarded under the PUPP that vested during the 2015 fiscal year (including 4,213 and 7,627 additional phantom units, respectively, credited following the date of grant pursuant to DERs) were settled in cash payments rather than actual Units. While the awards reported in this column vested in the 2015 fiscal year, settlement of the awards occurred at a later date.

(2)
In accordance with SEC rules, the amounts reported in the "Value Realized on Vesting" column above were calculated using the closing price of our Units on March 31, 2015 ($1.79), which was the date of vesting. However, the award agreements require that we settle the awards in cash using the average closing price of our Units during the 30-day period preceding the applicable settlement date, which would have been $1.91 as of the March 31, 2015 settlement date. Based on the value of $1.91 per unit, Messrs. Powers and Staples received $32,354 and $58,391, respectively.

  Pension Benefits

        We do not maintain or sponsor a defined benefit pension plan for our named executive officers.

  Nonqualified Deferred Compensation

        We do not maintain or sponsor a nonqualified deferred compensation plan for our named executive officers.

  Potential Payments Upon Termination or Change in Control

        PUPP.    The phantom units that we granted to each of our named executive officers under the PUPP during 2015 and prior fiscal years contain certain termination and change in control benefits. The PUPP participants must generally be providing services to us or one of our affiliates on an applicable vesting date in order for their award to vest, but in the event of a PUPP participant's death, "disability," "retirement," or termination of employment without "cause" (each quoted term as defined below), an unvested phantom unit (whether time- or performance-based) will vest on a pro rata basis by taking into account the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award. With respect to the pro-rata vesting of performance-based phantom units, a "target" level of performance (i.e., 100% payout) will be applied to the number of performance-based awards that vest on a pro-rata basis.

        If we incur a "change in control" and the participant also is terminated by us (or the successor entity) other than for cause or the participant resigns as a result of a "constructive dismissal" (each quoted term as defined below), then all unvested phantom units will vest, with any performance-based vesting provisions being accelerated at the "target" performance level.

        Under the PUPP, the following terms have the meanings set forth below:

  •
  A "disability" is defined as a participant's inability, due to illness, disease, affliction, mental or physical disability or a similar cause, to perform his or her duties for any consecutive 12 month period or for any 18 month period, or a court's declaration of the participant's incompetence.

  •
  A "retirement" is defined as a normal or early retirement pursuant to any applicable retirement plan maintained by us at the time of the retirement.

  •
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

  •
  A "change in control" generally will be deemed to have occurred upon (i) the acquisition by any person or group, other than us or one of our affiliates, of ownership of fifty percent (50%) or more of the outstanding shares of Niska Gas Storage Management LLC (a Delaware limited liability company and our "manager"); or (ii) a sale or other disposition of all of substantially all of our assets (or those of our affiliates) to any person other than one of our affiliates. However, the following transactions will not be deemed to result in our change in control: (a) acquisitions by investors in the manager for financing purposes; (b) an underwriter temporarily holding equity interests pursuant to a public offering of those interests; (c) any transfer of assets to an entity that is controlled by us; or (d) an acquisition by any employee benefit plan maintained by us, the manager or an affiliate of either us or the manager.

  •
  A "constructive dismissal" for a Canadian citizen shall be defined pursuant to the common law, which includes a material change to the executive's title, responsibilities, reporting relationship or compensation, where the termination must occur within the 45 day period following the event that gave rise to the constructive dismissal. A "constructive dismissal" for a U.S. citizen will generally be defined as our material change to the participant's title, responsibilities, reporting relationship or compensation that we do not remedy within a 30 day period of being put on notice of the condition, and where the executive then terminates within a 30 day period following the end of our cure period.

        As described above under "Compensation Discussion and Analysis—Employment Agreements and Severance and Change in Control Benefits," Mr. Dupéré's employment with us ended on May 7, 2014 upon his resignation. Pursuant to the Separation Agreement we entered into with Mr. Dupéré (the "Separation Agreement"), Mr. Dupéré received the same payments that he otherwise would have been entitled to under his Executive Employment Agreement dated April 24, 2012 upon an involuntary termination of employment without cause (see "Potential Payments Upon Termination or Change in Control—Mr. Dupéré Separation Agreement" below for more information) and the PUPP. Accordingly, Mr. Dupéré vested as to a number of phantom units on a pro rata basis after taking into account the number of days of actual service provided to us or one of our affiliates through Mr. Dupéré's resignation versus the number of days in the entire vesting period for the award, with a target level of performance applied for performance-based phantom units. Under the Separation Agreement, vested phantom units held by Mr. Dupéré (including phantom units that vested in connection with his resignation) were redeemed for cash in accordance with the terms of the PUPP.

        Other than with respect to Mr. Dupéré, the table below shows the estimated value of the acceleration of the phantom units that each officer would have received upon certain terminations of employment. For purposes of the table below we have assumed that the termination of employment occurred on March 31, 2015 and our common units were valued at $1.79 (the closing price of a common unit on March 31, 2015). The actual amount that any named executive officer will receive with respect to his phantom units, however, can only be determined upon an actual termination of employment. With respect to Mr. Dupéré, the amount shown below discloses the amount actually received by Mr. Dupéré in connection with the redemption of his phantom units that occurred in connection with his resignation on May 7, 2014. These cash payments to Mr. Dupéré are also included above in the "All Other Compensation" column of the Summary Compensation Table for 2015.

Name	Termination of Employment Due to Death, Disability, Retirement, or our Termination of the Executive without Cause ($)(1)	Termination of Employment without Cause, or due to a Constructive Dismissal, in Connection with a Change in Control ($)(2)
William H. Shea, Jr	76,625	247,396
Simon Dupéré	5,791,211	—
Vance E. Powers (3)	131,792	209,593
Mark D. Casaday	30,435	98,264
Bruce D. Davis, Jr	26,803	86,539
Rick J. Staples (3)	203,476	298,393
Robert B. Wallace	26,803	86,539

(1)
Other than with respect to Mr. Dupéré, the amounts reflected in this column were calculated by using the results of the following items: (a) a pro-rata portion of the number of shares subject to each grant of time-based PUPP awards calculated based upon the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award (such pro-rata portion of the number of shares equal to: for Mr. Shea, 42,807; Mr. Powers, 48,045; Mr. Casaday, 17,003; Mr. Davis, 14,974; Mr. Staples, 67,362; and Mr. Wallace, 14,974), multiplied by $1.79; and (b) a pro-rata portion of the target number of outstanding performance-based PUPP awards, calculated based upon the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award (such pro-rata portion of the number of shares equal to: for Mr. Powers, 25,582 and for Mr. Staples, 46,312), multiplied by $1.79. With respect to Mr. Dupéré, the amount reflected in this column is equal to the amount received by Mr. Dupéré in connection with the redemption of the vested phantom units held by Mr. Dupéré pursuant to the Separation Agreement.

(2)
The amounts reflected in this column were calculated by using the results of the following two items: (a) the number of time-based PUPP awards reported for each named executive officer above in the "Outstanding Equity Awards as of Fiscal Year-End March 31, 2015" multiplied by $1.79; and (b) the target number of performance-based PUPP awards as of March 31, 2015 multiplied by $1.79.

(3)
For Messrs. Powers and Staples, the values included in the table above (a) reflect the target number of certain portions of performance-based PUPP awards granted in the 2013 and 2014 fiscal years that were actually forfeited at the end of the 2015 fiscal year because the threshold performance level was not attained, and (b) do not reflect the portion of certain time-based PUPP awards granted in the 2013 and 2014 fiscal years that actually vested on March 31, 2015, which are reported in the "Options Exercised and Units Vested" table.

        Employment Agreements.    On May 7, 2014, we entered into employment agreements with each of Messrs. Shea, Casaday, Davis and Wallace (the "Employment Agreements"). In addition, although not in effect at the end of our last completed fiscal year, we entered into a similar Employment Agreement with Mr. Powers on June 5, 2015. Each Employment Agreement contains certain provisions regarding potential severance benefits. The Employment Agreements do not contain provisions regarding change in control benefits. We do not currently maintain any employment or similar agreements with any other named executive officers.

        Upon a termination of employment by us without "cause" or by a named executive officer for "good reason," the Employment Agreements provide that the named executive officer shall generally be eligible to receive (i) 24 months of the then-current base salary for such named executive officer, less any statutory withholding, payable over a 24-month period and (ii) up to 18 months of reimbursement, on a monthly basis, of the monthly premium costs paid by the named executive officer for continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"), provided that such reimbursement shall terminate at the time the named executive officer becomes eligible to be covered under a group health plan sponsored by another employer. In the event of a named executive officer's termination of employment for any other reason, the Employment Agreements provide that the named executive officer shall receive no further payments or benefits other than any accrued obligations.

        Under the Employment Agreements, the following terms have the meanings set forth below:

  •
  "cause" is generally defined as the named executive officer's (i) material breach of the Employment Agreement; (ii) material breach of any other written agreement with us or an affiliate or certain of our policies or codes of conduct; (iii) commission of gross negligence, willful misconduct or breach of fiduciary duty; (iv) commission of fraud, theft or embezzlement; (v) conviction of, or plea of nolo contendere, to any felony or state law equivalent or any crime involving moral turpitude; or (vi) failure or refusal to perform obligations reasonably and lawfully assigned by the board.

  •
  "disability" is generally defined as a physical or mental infirmity that qualifies as a long-term disability under our then-applicable long-term disability insurance policy or, if no such policy is then in effect, the inability to perform the essential functions of the named executive officer's position due to an illness or physical or mental impairment or other incapacity that continues in excess of 120 days, whether or not consecutive.

  •
  "good reason" generally means any of the following without the named executive officer's consent: (i) a material diminution in the named executive officer's base salary (which shall be deemed to have occurred upon a reduction by 10% or more); (ii) a material diminution in the named executive officer's authority, duties, title or responsibilities; (iii) a material breach by us of any obligations under the Employment Agreement; (iv) a requirement to report to anyone other than the Chief Executive Officer or, in the case of Mr. Shea, the board; or (v) the relocation of the named executive officer's principal place of employment by more than 50 miles.

        The Employment Agreements contain standard restrictive covenants. The confidentiality restriction under the Employment Agreements is perpetual. The non-competition and non-solicitation restrictions under the Employment Agreements apply during the employment period and cover the six month period following termination of employment.

        In addition to the amounts noted above with respect to the phantom unit awards, if Messrs. Shea, Casaday, Davis and Wallace terminated employment for good reason or were terminated by us without cause on March 31, 2015, the amounts shown in the table below are the estimated payments that would become due to each of Messrs. Shea, Casaday, Davis and Wallace. The table below does not include payments or benefits that Messrs. Shea, Casaday, Davis and Wallace would be entitled to receive regardless of the reason for the termination, including but not limited to: (i) accrued but unpaid base salary, (ii) accrued, but unused, vacation, (iii) accrued benefits under plans, programs and award agreements or (iv) any unreimbursed eligible expenses.

	Salary($)	COBRA($)(1)	Total ($)
Mr. Shea	800,000	58,936	858,936
Mr. Casaday	640,000	60,692	700,692
Mr. Davis	515,360	68,505	583,865
Mr. Wallace	515,360	4,010	519,370

(1)
The amounts shown in this column assume that COBRA reimbursement will be provided for the maximum period of time (i.e., 18 months).

        In the event Mr. Powers is terminated from employment by us without cause or by Mr. Powers for good reason on or after June 5, 2015, effective date of his Employment Agreement, he would also be entitled to severance payments and benefits under his Employment Agreement as described above.

        Class D Units in Niska Holdings.    The Class D Units that were issued to Messrs. Shea, Casaday, Davis and Wallace by Niska Holdings contain certain termination provisions but do not contain any provisions directly related to a change in control of our company. If the employment of one of the Class D Unit recipients is terminated by us without "cause" (including non-renewal of such recipient's employment agreement), by the recipient for "good reason" or due to death or "disability" (each quoted term as defined above under "Potential Payments Upon Termination or Change in Control—Employment Agreements"), then (i) the recipient shall forfeit, without consideration, all Class D Units that have not yet vested as of the date of termination and (ii) for a period of 180 days following termination, Niska Holdings shall have the right (but not the obligation) to repurchase any or all of the vested Class D Units held by such recipient on the date of such termination at fair market value. As of March 31, 2015, none of the Class D Units held by Messrs. Shea, Casaday, Davis and Wallace had vested. Thus, assuming a termination of employment on March 31, 2015 for any reason, Messrs. Shea, Casaday, Davis and Wallace would forfeit all Class D Units. As described above, the Class D Units are equity interests in Niska Holdings, do not relate directly to our Units and our company is not responsible for making any payments, distributions or settlements to any recipient relating to the Class D Units. Niska Holdings is solely responsible for making all payments, distributions and settlements, if any, to all recipients relating to the Class D Units.

        Mr. Dupéré's Separation Agreement.    In connection with his resignation on May 7, 2014, pursuant to the Separation Agreement, Mr. Dupéré received the same payments that he otherwise would have been entitled to under his employment agreement upon an involuntary termination of employment without cause and the PUPP (see "Potential Payments Upon Termination or Change in Control—PUPP" above for more information). Specifically, in accordance with the Separation Agreement, Mr. Dupéré received a lump sum cash severance payment of $846,550, which is equal to two times his then-current annual base salary, less statutory withholding obligations. These cash payments are also included above in the "All Other Compensation" column of the Summary Compensation Table for 2015.

        Mr. Dupéré's employment agreement contained standard restrictive covenants, which were reaffirmed under the Separation Agreement. Mr. Dupéré's non-competition restrictions extend for a twelve month period following Mr. Dupéré's termination of employment, and his non-solicitation restrictions cover a six month period following his termination of employment. In the event that any law, government regulation or stock exchange listing requires us to recover any necessary portion of incentive-based compensation paid to Mr. Dupéré, we are entitled to recover the grant or payment.

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

  •
  The compensation committee has discretion to reduce performance-based awards when it determines that such adjustments would be appropriate based on our interests and the interests of our unitholders.

  •
  Executive officers are subject to certain blackout periods, our insider trading policy and, beginning with the 2015 fiscal year, our Unit Ownership Guidelines.

Director Compensation

        Officers, employees or paid consultants and advisors of our manager or its affiliates who also serve as our directors do not receive additional compensation for their service as our directors. Directors who are not officers, employees or paid consultants and advisors of our manager or its affiliates ("Eligible Directors") receive an annual cash retainer of $50,000 and receive an annual award of Units with a market value equal to $50,000, each subject to proration for partial years. In addition, Eligible Directors receive $1,500 for each board and committee meeting that they attend, other than with respect to conflicts committee meeting fees, which for 2015 were $2,500 per meeting. The chairperson of the audit committee receives an additional annual fee of $15,000. Directors serving as the chairperson of our other committees receive an additional annual fee of $10,000. Directors also receive reimbursement for out-of-pocket expenses associated with attending meetings of the board or committees and director and officer liability insurance coverage. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

        Mr. Dupéré joined our board in connection with his appointment as our Chief Executive Officer, and resigned from our board on May 7, 2014, in connection with the resignation of his employment. Mr. Dupéré did not receive any compensation for his service on our board during the 2015 fiscal year. Prior to his appointment as our Chief Executive Officer, Mr. Shea served, and he continues to serve, on our board. Mr. Shea did not receive any compensation for his service on our board during the 2015 fiscal year and all compensation provided to Mr. Shea in connection with services he performs for us in any capacity is included in the Summary Compensation Table above. Other board members that served on our board during the 2015 fiscal year (i.e., Ralph Alexander (who was appointed to the board on December 31, 2014), E. Bartow Jones, George A. O'Brien (who resigned from the board on December 31, 2014), Andrew W. Ward, and Olivia C. Wassenaar (who was appointed to the board on July 30, 2014)) were not paid any compensation by us for their services as board members, as they are appointed and compensated by Riverstone, an affiliate of our manager. The compensation received by the Eligible Directors for their board service during the 2015 fiscal year, in U.S. dollars, is set forth below:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	Total ($)
Michael J. Hennigan(4)	36,853	28,063	0	64,916
James G. Jackson	109,500	50,096	2,528	162,124
Stephen C. Muther	124,500	50,096	626	175,222

(1)
The Eligible Directors had the option of participating in the Deferred Plan (described below) for the 2015 fiscal year, thus certain cash fees reported within this column were not actually received by the Eligible Directors due to the deferral of those amounts into the Deferred Plan. Cash payments actually paid to the Eligible Directors during the 2015 fiscal year were as follows: Mr. Hennigan, $17,000; and Mr. Muther, $20,750. Mr. Jackson did not defer any cash fees to the Deferred Plan for the 2015 fiscal year.

(2)
Represents the aggregate grant date fair value of the fully vested Units granted to the Eligible Directors during the 2015 fiscal year, determined in accordance with FASB ASC Topic 718. On May 22, 2014, Mr. Jackson and Mr. Muther each received 1,739 common units. On November 20, 2014, Mr. Hennigan received 4,490 common units and Mr. Jackson and Mr. Muther each received 4,031 common units. As of March 31, 2015, none of the directors held any outstanding options or any outstanding, unvested equity awards.

(3)
Represents the above market earnings that Mr. Hennigan, Mr. Jackson, and Mr. Muther received with respect to their respective accounts within the Deferred Plan. For these purposes, earnings are considered above market if they exceed 120% of the applicable federal long-term rate, with compounding, at the time the earnings rate under the plan is set (4.54%).

(4)
Mr. Hennigan was appointed to the board on September 10, 2014. As a result, Mr. Hennigan received a prorated annual cash retainer and prorated award of Units for the 2015 fiscal year.

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

        Participation, Deferrals and Contributions.    The Deferred Plan is based on a calendar year plan year. Eligible Directors may participate in the Deferred Plan, provided that they are not residents of Canada for purposes of the Income Tax Act (Canada) and not otherwise subject to Canadian taxation under the Income Tax Act (Canada). Any such Eligible Director may become a participant (a "Participant") in the Deferred Plan for an applicable plan year by electing during the open enrollment period to defer a portion of his or her compensation on an election form. A Participant may defer a stated dollar amount, or a designated whole number percentage, up to a maximum percentage of 100% of the Participant's compensation for the applicable plan year. At the time of election, the Participant can choose to defer the compensation until either (i) termination of the Participant's board service or (ii) a future year in which the Participant is still providing services to us and that is at least two calendar years after the year in which the deferred compensation would otherwise have been paid (a "Scheduled In-Service Withdrawal"). We may also elect to make a discretionary contribution to a Participant's account, which may be subject to a vesting schedule, in an amount and at such time as determined by our board.

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

        The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them as of March 31, 2015, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
Niska Sponsor Holdings Cooperatief U.A.(1)	20,488,525	53.93%	—	—	—
William H. Shea, Jr.	—	—
Simon Dupéré(2)	—	—	—	—	—
Vance E. Powers	2,000	*	—	—	—
Mark D. Casaday	—	—
Bruce D. Davis, Jr	—	—
Rick J. Staples	—	—	—	—	—
Robert B. Wallace	—	—	—	—	—
Ralph Alexander(3)	—	—
Michael J. Hennigan(4)	16,952	*
James G. Jackson	29,207	*	—	—	—
E. Bartow Jones	—	—	—	—	—
Stephen C. Muther	35,292	*	—	—	—
Andrew W. Ward	—	—	—	—	—
Olivia Wassenaar(5)	—	—
All directors and executive officers as a group (14 persons)	83,451	*	—	—	—

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

(3)
Mr. Alexander was appointed to our board on December 31, 2014.

(4)
Mr. Hennigan was appointed to our board on September 10, 2014.

(5)
Ms. Wassenaar was appointed to our board on July 30, 2014.

Equity Compensation Plan Information

        The following table sets forth certain information with respect to our equity compensation plans as of March 31, 2015.

Plan Category	Number of Units to be Issued upon Exercise/Vesting of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Units Remaining Available for Future Issuance under Equity Compensation Plans (c)
Equity compensation plans approved by unitholders:
2010 Long-Term Incentive Plan	0	(1)	N/A	3,303,473
Equity compensation plans not approved by unitholders:
N/A	—		—	—

(1)
We have not granted any options, warrants or rights pursuant to the 2010 Long-Term Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

        Holdco owns 20,488,525 common units, representing approximately 53.93% of our units and the all the incentive distribution rights. In addition, our manager owns a 1.80% managing member interest in us.

  Agreements with Affiliates

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

Item 14.    Principal Accounting Fees and Services.

        The following table presents fees for professional services rendered by KPMG LLP for 2015 and 2014:

	Year Ended March 31,
	2015	2014
Audit Fees	$1,322,000	$1,367,000
Audit—Related fees	150,000	—

Total	$1,472,000	$1,367,000

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1)    Financial Statements

        See "Index to the Consolidated Financial Statements" set forth on Page F-1.

  (2)    Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)    Exhibits

EXHIBIT LIST

Exhibit Number			Description
3.1		—	Certificate of Formation of Niska Gas Storage Partners LLC dated January 26, 2010 (incorporated by reference to exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-165007), filed on April 15, 2010)
3.2		—
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
Amendment No. 1 to Registration Rights Agreement made as of August 24, 2011, by and between Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöperatief U.A. (incorporated by reference to exhibit 4.1 of the Company's Quarterly Report on Form 10-Q, filed on November 7, 2011)
4.3		—
Indenture dated as of March 17, 2014 among Niska Gas Storage Canada ULC and Niska Gas Storage Canada Finance Corp., as issuers, each of the Guarantors party thereto, and The Bank of New York Mellon, as Trustee (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K, filed on March 18, 2014)
10.1	†	—	Niska Gas Storage Partners LLC 2010 Long-Term Incentive Plan effective as of May 16, 2010 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 19, 2010)
10.2		—
Services Agreement dated March 5, 2010 among AECO Gas Storage Partnership, Niska GS Holdings US, L.P. and Niska GS Holdings Canada L.P. (incorporated by reference to exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-165007), filed on March 29, 2010)
10.3		—
Amended and Restated Credit Agreement dated June 29, 2012, among Niska Gas Storage US LLC, AECO Gas Storage Partnership, Niska Gas Storage Partners LLC and Royal Bank of Canada, as Administrative Agent and Collateral Agent, and the other Lenders and joint book managers party thereto (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on July 5, 2012)

Exhibit Number			Description
10.4		—	Sponsor Equity Restructuring Agreement by and among Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöpertief U.A., dated as of April 2, 2013 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on April 3, 2013)
10.5	†	—	Employment Agreement, dated May 7, 2014, between the Company and William H. Shea, Jr. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 13, 2014)
10.6	†	—	Employment Agreement, dated May 7, 2014, between the Company and Mark D. Casaday (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 13, 2014)
10.7	†	—	Employment Agreement, dated May 7, 2014, between the Company and Robert B. Wallace (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 13, 2014)
10.8	†	—	Employment Agreement, dated May 7, 2014, between the Company and Bruce D. Davis, Jr. (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 13, 2014)
10.9	†
Separation Agreement and General Release of Claims, executed on June 18, 2014, between Niska Partners Management ULC and Simon Dupéré, Niska Gas Storage Partners LLC and Niska Holdings L.P. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on June 20, 2014)
10.10	†
Release and Confidentiality Agreement, dated as of June 25, 2014, by and between Niska Gas Storage Partners LLC and Jason Kulsky (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on June 30, 2014)
10.11	†		Employment Agreement, dated June 5, 2015, between the Company and Vance E. Powers. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on June 5, 2015)
12.1	*	—	Statement regarding computation of ratios of earnings to fixed charges
21.1	*	—	List of Subsidiaries of Niska Gas Storage Partners LLC
23.1	*	—	Consent of KPMG LLP
31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	—	XBRL Instance Document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Document.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number			Description
101.LAB	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: June 12, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM H. SHEA, JR. William H. Shea, Jr.	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2015
/s/ VANCE E. POWERS Vance E. Powers	Chief Financial Officer (Principal Financial and Accounting Officer)	June 12, 2015
/s/ RALPH ALEXANDER Ralph Alexander	Director	June 12, 2015
/s/ MICHAEL J. HENNIGAN Michael J. Hennigan	Director	June 12, 2015
/s/ JAMES G. JACKSON James G. Jackson	Director	June 12, 2015
/s/ E. BARTOW JONES E. Bartow Jones	Director	June 12, 2015
/s/ STEPHEN C. MUTHER Stephen C. Muther	Director	June 12, 2015

Signature	Title	Date

/s/ ANDREW W. WARD Andrew W. Ward	Director	June 12, 2015
/s/ OLIVIA C. WASSENAAR Olivia C. Wassenaar	Director	June 12, 2015

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

        Management evaluated Niska Partners' internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of March 31, 2015, Niska Partners' internal control over financial reporting was effective.

        Niska Partners' independent registered public accounting firm, KPMG LLP, has audited the internal control over financial reporting. Their opinion on the effectiveness of Niska Partners' internal control over financial reporting appears herein.

Date: June 12, 2015
/s/ WILLIAM H. SHEA, JR. William H. Shea, Jr. President and Chief Executive Officer and Director	/s/ VANCE E. POWERS Vance E. Powers Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited Niska Gas Storage Partners LLC's internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Niska Gas Storage Partners LLC management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Niska Gas Storage Partners LLC maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Niska Gas Storage Partners LLC and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of earnings (loss) and comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the three-year period ended March 31, 2015, and our report dated June 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Houston, Texas June 12, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited the accompanying consolidated balance sheets of Niska Gas Storage Partners LLC and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of earnings (loss) and comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the three-year period ended March 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niska Gas Storage Partners LLC and subsidiaries as of March 31, 2015 and 2014, and the results of it their operations and their cash flows for each of the years in the three-year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Niska Gas Storage Partners LLC's internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 12, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

(signed) KPMG LLP

Houston, Texas
June 12, 2015

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

	Year ended March 31,
	2015	2014	2013
REVENUES
Fee-based revenue (Note 15)	$92,340	$135,356	$163,325
Optimization, net (Note 15)	5,979	72,040	(22,630)

	98,319	207,396	140,695
EXPENSES (INCOME)
Operating	39,230	40,834	32,535
General and administrative	26,833	39,937	38,562
Depreciation and amortization (Notes 4, 5 and 16)	117,323	41,286	50,409
Interest (Notes 6 and 17)	51,336	66,315	67,010
Loss on extinguishment of debt (Notes 6 and 7)	—	36,697	599
Impairment of goodwill (Note 5)	245,604	—	—
(Gain) loss on disposal of assets (Note 4)	(64)	—	14,927
Foreign exchange losses (gains)	380	1,182	(694)
Other (income) expense	(11)	358	(110)

EARNINGS (LOSS) BEFORE INCOME TAXES	(382,312)	(19,213)	(62,543)

Income tax expense (benefit) (Note 11)
Current	2,595	82	(1,414)
Deferred	(34,251)	(10,338)	(17,528)

	(31,656)	(10,256)	(18,942)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(350,656)	$(8,957)	$(43,601)

Net earnings (loss) allocated to:
Managing Member	$(6,352)	$(171)	$(863)

Common unitholders	$(344,304)	$(8,786)	$(21,584)

Subordinated unitholder (Note 14)	$—	$—	$(21,154)

Earnings (loss) per unit allocated to common unitholders—basic and diluted	$(9.34)	$(0.25)	$(0.63)

Earnings (loss) per unit allocated to subordinated unitholders—basic and diluted (Note 14)	$—	$—	$(0.63)

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

	As at March 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$11,699	$7,704
Margin deposits	13,285	32,626
Trade receivables	2,598	5,760
Accrued receivables	44,140	150,628
Natural gas inventory	136,295	75,140
Prepaid expenses and other current assets	3,788	4,330
Short-term risk management assets (Notes 12 and 13)	41,600	20,949

	253,405	297,137
Long-term Assets
Property, plant and equipment, net of accumulated depreciation (Note 4)	820,467	908,274
Goodwill (Note 5)	—	245,604
Intangible assets, net of accumulated amortization (Note 5)	41,829	65,462
Deferred financing costs, net of accumulated amortization (Note 6)	11,001	14,640
Other assets	3,329	3,268
Long-term risk management assets (Notes 12 and 13)	30,928	4,806

	907,554	1,242,054

	$1,160,959	$1,539,191

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Revolving credit facilities (Note 7)	$193,500	$119,500
Current portion of obligations under capital lease (Note 8)	1,339	1,299
Trade payables	885	1,023
Current portion of deferred taxes (Note 11)	2,334	5,678
Deferred revenue	6,669	6,036
Accrued liabilities (Note 9)	47,686	111,118
Short-term risk management liabilities (Notes 12 and 13)	25,560	19,105

	277,973	263,759
Long-term Liabilities
Long-term risk management liabilities (Notes 12 and 13)	20,833	12,209
Asset retirement obligations (Note 10)	2,308	1,975
Other long-term liabilities	1,270	1,809
Deferred income taxes (Note 11)	88,317	119,373
Obligations under capital lease (Note 8)	9,587	10,926
Long-term debt (Note 7)	575,000	575,000

	697,315	721,292
MEMBERS' EQUITY
Common units	(81,805)	279,604
Managing Member's interest	267,476	274,536

	185,671	554,140
Commitments and contingencies (Notes 7, 14 and 19)

	$1,160,959	$1,539,191

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	Year ended March 31,
	2015	2014	2013
Operating Activities
Net earnings (loss)	$(350,656)	$(8,957)	$(43,601)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Unrealized foreign exchange losses (gains)	372	1,500	(252)
Deferred income tax benefit (Note 11)	(34,251)	(10,338)	(17,528)
Unrealized risk management (gains) losses (Notes 12 and 13)	(31,694)	8,732	89,851
Depreciation and amortization (Notes 4, 5 and 16)	117,323	41,286	50,409
Amortization of deferred financing costs (Notes 6 and 17)	3,652	3,354	3,411
Loss on extinguishment of debt (Note 7)	—	36,697	599
(Gain) loss on disposal of assets (Note 4)	(64)	—	14,927
Impairment of goodwill (Note 5)	245,604	—	—
Non-cash compensation (Note 14)	2,305	—	—
Write-downs of inventory (Note 15)	63,800	4,600	22,281
Changes in non-cash working capital (Note 20)	(55,835)	15,033	42,033

Net cash (used in) provided by operating activities	(39,444)	91,907	162,130

Investing Activities
Property, plant and equipment expenditures	(7,587)	(3,159)	(30,015)
Purchase of customer contracts	—	(2,007)	—
Proceeds on disposal of assets	14	—	2,210

Net cash used in investing activities	(7,573)	(5,166)	(27,805)

Financing Activities
Proceeds from debt issuance	—	575,000	—
Debt redemption / repurchase	—	(672,361)	—
Proceeds on revolver drawings	712,700	784,500	348,448
Revolver repayments	(638,700)	(730,000)	(433,448)
Payments of financing costs	(857)	(10,855)	(3,248)
Payments of unit issuance costs	(13)	(218)	—
Proceeds from obligations under capital lease	—	—	947
Repayments of obligations under capital lease	(1,299)	(1,259)	(717)
Distributions to unitholders (Note 14)	(20,105)	(34,051)	(48,811)

Net cash provided by (used in) financing activities	51,726	(89,244)	(136,829)

Effect of translation on foreign currency cash and cash equivalents	(714)	(403)	(228)
Net increase (decrease) in cash and cash equivalents	3,995	(2,906)	(2,732)
Cash and cash equivalents, beginning of the year	7,704	10,610	13,342

Cash and cash equivalents, end of the year	$11,699	$7,704	$10,610

Supplemental cash flow disclosures (Note 21)

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members' Equity

(in thousands of U.S. dollars)

	Common Units	Subordinated Units	Managing Member's Interest	Total
Balance, March 31, 2012	$391,585	$287,105	$11,700	$690,390
Net earnings (loss)	(21,584)	(21,154)	(863)	(43,601)
Distributions to unitholders	(48,359)	(74)	(979)	(49,412)

Balance, March 31, 2013	321,642	265,877	9,858	597,377

Cancellation of subordinated units	—	(265,877)	265,877	—
Net earnings (loss)	(8,786)	—	(171)	(8,957)
Distributions to unitholders	(51,293)	—	(1,028)	(52,321)
Issuance of common units	18,041	—	—	18,041

Balance, March 31, 2014	279,604	—	274,536	554,140

Net earnings (loss)	(344,304)	—	(6,352)	(350,656)
Distributions to unitholders	(38,985)	—	(751)	(39,736)
Issuance of common units	19,618	—	—	19,618
Non-cash equity contribution from parent	480	—	10	490
Non-cash compensation expense	1,782	—	33	1,815

Balance, March 31, 2015	$(81,805)	$—	$267,476	$185,671

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

        At March 31, 2015, Niska Partners had 37,988,724 common units outstanding. Of this amount, 20,488,525 common units were held by Niska Sponsor Holdings Coopertief U. A. ("Holdco"), along with a 1.80% Managing Member's interest in the Company and all of the Incentive Distribution Rights ("IDRs"). Holdco is indirectly owned by Carlyle/Riverstone Energy and Power Fund II and Carlyle/Riverstone Energy and Power Fund III and certain affiliates (together, the "Carlyle/Riverstone Funds"). Including all of the common units owned by the Carlyle/Riverstone Funds, along with the 1.80% Managing Member's interest, the Carlyle/Riverstone Funds had a 54.76% ownership interest in the Company, excluding IDRs. The remaining 17,500,199 common units, representing a 45.24% ownership interest excluding the IDRs, were owned by the public.

        In fiscal 2015, the Company was unfavorably impacted by reductions in natural gas prices, associated margin amounts required by our retail marketing operations, and costs associated with requirements for temporary reservoir pressure support. This prevented the Company from realizing profit and negatively impacted the liquidity available under the $400.0 million revolving credit facilities. Continued reduction in amounts available under the Company's revolving credit facilities may restrict the Company's ability to pursue its revenue strategies, which may have a material adverse effect on the Company's revenues and profitability, and certain customary covenants related to our credit agreement, including a covenant that requires the maintenance of a fixed charge coverage ratio of 1.1 to 1.0 (Note 7). The Company expects that the FCCR will likely fall below 1.1 to 1.0 in the quarter ending June 30, 2015, which will result in the last 15% of the Company's borrowing base becoming unavailable for borrowing. The Company is pursuing strategies, which include reductions in operating and general and administrative costs as well as management of the components of the borrowing base, which should assist it in maintaining adequate liquidity despite this covenant provision.

2. Significant Accounting Policies

Basis of presentation

        These consolidated financial statements have been prepared to reflect the consolidated financial position, results of operations and cash flows of Niska Partners and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

        These financial statements include the accounts of Niska Partners and its wholly-owned subsidiaries, including AECO Gas Storage Partnership, Wild Goose Storage LLC, Niska Gas Storage, LLC, Salt Plains Storage, LLC, Access Gas Services Inc., Access Gas Services (Ontario) Inc., EnerStream Agency Services Inc., and Niska Partners Management ULC. All material intercompany transactions have been eliminated, as well as various management and holding companies.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies (Continued)

Use of estimates

        In preparing these financial statements, Niska Partners is required to make estimates and assumptions that affect both the amount and timing of recording assets, liabilities, revenues and expenses since the determination of these items may be dependent on future events. Management uses the most current information available and exercises careful judgment in making these estimates. Although management believes that these consolidated financial statements have been prepared within the limits of materiality and within the framework of its significant accounting policies summarized below, actual results could differ from these estimates. Changes in estimates are accounted for on a prospective basis.

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

Revenue recognition (Continued)

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

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies (Continued)

Property, plant and equipment

        Property, plant and equipment are recorded at cost when purchased. Depreciation is computed using the declining balance method for each category of asset using the following rates:

Pipelines and measurement	5%
Wells	5%
Facilities (excluding costs of major overhauls)	Between 5% and 22%
Computer hardware and software	30%
Office furniture and fixtures	20%
Other	10%

        Property, plant and equipment under capital leases are depreciated using the declining balance method over the lesser of the useful lives of the assets or the lease term.

        Costs of major overhauls of engines and compressors included within the facilities account are depreciated using the actual number of hours used over the estimated number of hours until the next scheduled major overhaul.

        Certain volumes of hydrocarbons defined as cushion are required for maintaining a minimum field pressure. Cushion is considered a component of the facility and as such is not amortized. Cushion is monitored to ensure that it provides effective pressure support for the facility. In the event that cushion moves to another area of the reservoir where it does not provide effective pressure support, a loss is recorded, within depreciation expense, equal to the estimated volumes that have migrated. Proceeds from sale of cushion are classified as operating activities in the consolidated statements of cash flows since the predominant source of cash flows for natural gas purchases and sales are operating in nature.

        Repairs, maintenance and renewals that do not provide future economic benefits to the assets are expensed as incurred. Interest costs for the construction or development of long-lived assets held by operational entities are capitalized and amortized over the related asset's estimated useful life.

Asset retirement obligations

        Niska Partners records a liability for an asset retirement obligation when the legal obligation to retire the asset has been incurred with an offsetting increase to the carrying value of the related tangible long-lived asset. The recognition of an asset retirement obligation requires that management make numerous estimates, assumptions and judgments regarding such factors as the estimated probabilities, amounts and timing of settlements, the credit-adjusted risk-free rate, inflation rates and future advances in technology. In periods subsequent to initial measurement of the liability, the Company must recognize changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Accretion of the asset retirement obligations due to the passage of time is recorded as an expense in the statement of earnings. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss.

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

Goodwill and other intangible assets (Continued)

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

        Intangible assets representing customer contracts and relationships are amortized over their useful lives. These assets are reviewed for impairment as impairment indicators arise. When such events or circumstances are present, the recoverability of long-lived assets is assessed by determining whether the carrying value will be recovered through the expected undiscounted future cash flows. In the event that the sum of the expected future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

        Pipeline rights of way are formal agreements granting rights of way in perpetuity and are not subject to amortization but are subject to an annual impairment test.

Risk management activities

        The Company uses natural gas derivatives and other financial instruments to manage its exposure to changes in natural gas prices, and foreign exchange rates. These financial assets and liabilities, which are recorded at fair value on a recurring basis, are included in one of three categories based on a fair value hierarchy with realized and unrealized gains (losses) recognized in net earnings (loss) for the period (see Note 13).

        The fair value of the Company's derivative risk management contracts are recorded as a component of risk management assets and liabilities, which are classified as current or non-current assets or liabilities based upon the anticipated settlement date of the contracts.

Foreign currency translation

        The functional and reporting currency of the Company is the U.S. dollar. Non-U.S. dollar denominated monetary items are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Non-U.S. dollar denominated non-monetary items are translated to U.S. dollars at the exchange rate in effect when the transaction occurred. Revenues and expenses denominated in foreign currencies are translated at the actual exchange rate or average exchange rate in effect during the period. Foreign exchange gains or losses on translation are included as a component of net earnings (loss) for the period.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies (Continued)

Deferred financing costs

        Deferred financing costs relate to costs incurred on the issuance of debt, and are amortized over the term of the related debt to interest expense using the effective interest method for costs related to the senior notes offering. Deferred financing costs incurred on the revolving credit facilities are amortized on a straight line basis. Any remaining unamortized deferred financing costs related to repurchased senior notes or modified revolving credit facility agreements are written off on the dates of redemption or modification.

Income taxes

        The Company is not a directly taxable entity. Income taxes on its income are the responsibility of the individual unitholders and accordingly, have not been recorded in the consolidated financial statements. However, Niska Partners does own corporate subsidiaries which are taxable corporations subject to Canadian federal and provincial income taxes and which are included in the consolidated financial statements.

        Income taxes on the Canadian corporate subsidiaries are determined using the asset and liability method, which results in deferred income tax assets and liabilities arising from temporary differences. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. This method requires the effect of tax rate changes on current and accumulated deferred income taxes to be reflected in the period in which the rate change was enacted. The asset and liability method also requires that deferred income tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.

        The Company's policy is to recognize accrued interest and penalties on accrued tax balances as components of interest expense.

Unit-based performance plan

        Niska Partners' compensation committee approves the awards of unit-based performance plans to certain key employees. These awards include both time and performance-based components.

        Unit-based awards are classified as liabilities when expected to be settled in cash or when the Company has the option to settle in cash or equity. This accounting treatment has resulted from the Company's historical practice of choosing to settle this type of award in cash. When awards are classified as liabilities, the fair value of the units granted is determined on the date of grant and is re-measured at each reporting period until the settlement date. The fair value at each re-measurement date is equal to the settlement expected to be incurred based on the anticipated number of units vested, adjusted for (i) the passage of time and (ii) the payout threshold associated with the performance targets which the Company expects to achieve compared to its established peers. The pro-rata number of units vested is calculated as the number of performance awards multiplied by the percentage of the requisite service period.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies (Continued)

Unit-based performance plan (Continued)

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

3. Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance which requires entities to present unrecognized tax benefits or portions of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward except when (1) a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available as of the reporting date under the governing tax law to settle taxes that would result from the disallowance of the tax position; and (2) the entity does not intend to use the deferred tax asset for this purpose, provided that tax law permits a choice. If either of these conditions exists, entities should present an unrecognized tax benefit in the financial statements as a liability and should not net the unrecognized tax benefit with a deferred tax asset. The Company adopted this guidance on April 1, 2014 and adoption did not have a material impact on the Company's financial position, result of operations or cash flows.

        In May 2014, the FASB adopted Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers. Under the new rules, companies will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The rules also require more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. These rules are effective for interim and annual periods in fiscal years beginning after December 15, 2016. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company's consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

        In August 2014, the FASB adopted Accounting Standards Update No. 2014-15 Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new accounting guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. It also requires increased disclosures if management determines that substantial doubt about the entity's ability to continue as a going concern exist. The Company will adopt this guidance on April 1, 2017, and Management believes that its impact will not be material to the Company's results of operations and amount of disclosures.

        In April 2015, the FASB adopted Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the new accounting guidance, companies are required to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

3. Recent Accounting Pronouncements (Continued)

amount of the related debt, consistent with debt discounts. The Company will adopt this guidance on April 1, 2016 on a retrospective basis, wherein the balance sheet of each individual date presented will be adjusted to show long-term debt net of related issue costs.

4. Property, Plant and Equipment

        Property, plant and equipment are comprised of the following:

	As at March 31, 2015
	Cost	Accumulated Depreciation	Net Book Value
Cushion	$356,655	$—	$356,655
Pipelines and measurement	296,669	(102,885)	193,784
Wells	127,297	(45,004)	82,293
Facilities	276,892	(92,473)	184,419
Computer hardware and software	4,293	(3,440)	853
Construction in progress, including projects under development	1,486	—	1,486
Office furniture, equipment and other	2,515	(1,538)	977

	$1,065,807	$(245,340)	$820,467

	As at March 31, 2014
	Cost	Accumulated Depreciation	Net Book Value
Cushion	$421,404	$—	$421,404
Pipelines and measurement	296,671	(92,687)	203,984
Wells	126,694	(40,700)	85,994
Facilities	272,645	(79,028)	193,617
Computer hardware and software	4,225	(3,087)	1,138
Construction in progress, including projects under development	1,063	—	1,063
Office furniture, equipment and other	2,473	(1,399)	1,074

	$1,125,175	$(216,901)	$908,274

        Facilities include cost and accumulated depreciation of assets under capital lease of $14.2 million and $6.6 million as of March 31, 2015, respectively, and $14.2 million and $4.5 million as of March 31, 2014, respectively. It also includes the cost and accumulated depreciation of major overhauls of engines and compressors of $2.4 million and $0.1 million, respectively, at March 31, 2015, and $0.3 million and $ nil, respectively, at March 31, 2014.

        On July 15, 2014, Niska Partners entered into an agreement with Talisman Energy Canada whereby, for an immaterial amount of consideration, the Company acquired the necessary reservoir, storage and land interests to develop a natural gas storage facility in northwestern Alberta, Canada. If developed, the project will have a working gas storage capacity of approximately 55 billion cubic feet

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

4. Property, Plant and Equipment (Continued)

("Bcf"), expandable up to 70 Bcf (the "Sundance Project"). The requisite underlying regulatory approvals have been obtained from the Alberta Energy Regulator and the Sundance Project has significant access to pipeline infrastructure and the associated western Canadian markets. Niska Partners has deferred the development of the Sundance Project as of March 31, 2015 due to unfavorable market conditions.

        The Company sold cushion from one of its Canadian facilities and from one of its U.S. facilities, which resulted in losses of $14.9 million during the year ended March 31, 2013.

5. Goodwill and Other Intangible Assets

Goodwill

        During the year ended March 31, 2015, the Company concluded that a number of factors, including the continued narrow difference between summer and winter prices in the natural gas futures market, combined with a significant reduction in natural gas price volatility and a significant decline in the Company's equity market capitalization were impairment indicators. We made this determination because these factors had a material negative effect on our current financial performance and our expected performance in future years. Accordingly, we performed an impairment test which resulted in a charge of $245.6 million related to the goodwill valuation of our AECO HubTM and NGPL reporting units.

        The goodwill impairment test is performed at a reporting unit level. Reporting units are identified and distinguished based on how the associated business is managed, taking into consideration the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment. Niska Partners has four reporting units (its AECO HubTM facility in Alberta, its Wild Goose facility in California, its Salt Plains facility in Oklahoma and its contractual capacity on the Natural Gas Pipeline of America ("NGPL") system). These reporting units are aggregated into one operating segment for financial reporting purposes. Prior to the impairment test, Niska Partners' total goodwill of $245.6 million was recorded at the AECO HubTM facility ($228.0 million) and the NGPL capacity ($17.6 million). There was no goodwill recorded at the Wild Goose or Salt Plains facilities.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

5. Goodwill and Other Intangible Assets (Continued)

Goodwill (Continued)

        The Company determined the fair value of the AECO HubTM and NGPL reporting units using a combination of the present value of future cash flows method and the comparable transactions method. The present value of future cash flows was estimated using: (i) discrete financial forecasts, which rely on management's estimates of revenue, expenses and volumes; (ii) long-term natural gas volatility and seasonal spreads; (iii) long-term average exchange rates between the United States dollar and the Canadian dollar; and (iv) appropriate discount rates. The comparable transactions method analyzed other purchases of similar assets and considered: (i) the anticipated cash flows of the Company determined above; (ii) recent transaction multiples based on anticipated cash flows; and (iii) the similarity of comparable transactions to the Company's facilities. Specifically, the Company used experience and forecasted amounts to estimate cycling volumes and expenses, the future summer to winter spreads which reflects its longer-term outlook, and extrinsic values consistent with those achieved in the business to estimate future revenue. The Company also used a comparable transaction multiple consistent with recent transactions for depleted reservoir storage facility acquisitions (the type of facilities comparable to the Company's AECO HubTM facility). Both the AECO HubTM and the NGPL reporting units failed step one of the goodwill impairment test; therefore, the second step of impairment test was performed.

        In step two, the Company compared the implied fair value of each reporting unit's goodwill with the respective carrying amount of that goodwill. Under step two of the impairment test, significant assumptions in measuring the fair value of the assets and liabilities included: (i) the replacement cost, depreciation and obsolescence and useful lives of property, plant and equipment; and (ii) the present value of incremental cash flows attributable to certain intangible assets. Based on the step two analysis, the Company determined its goodwill balance was fully impaired.

        The allocation of goodwill balances and related impairment charges by reporting unit consists of the following:

	AECO HubTM	NGPL Leased Capacity	Total
Balance, April 1, 2014	$228,004	$17,600	$245,604
Impairment charges	(228,004)	(17,600)	(245,604)

Balance, March 31, 2015	$—	$—	$—

        The Company also considered the goodwill impairment an indicator of impairment related to the long-lived assets associated with its facilities. Accordingly, these assets were evaluated for impairment and management concluded that no impairment of other long-lived assets had occurred.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

5. Goodwill and Other Intangible Assets (Continued)

Other intangible assets

        Information regarding the Company's intangible assets is included in the following table:

	As at March 31,
	2015	2014
Customer contracts and relationships, beginning of the year	$165,080	$163,073
Additions	—	2,007
Less accumulated amortization	(141,521)	(117,888)

Customer contracts and relationships, end of the year	23,559	47,192
Pipeline rights of way	18,270	18,270

	$41,829	$65,462

        Customer contracts and relationships are amortized over the term of the respective contracts, being 1 to 9 years remaining at March 31, 2015. The following table presents an estimate of future amortization expense based upon the Company's intangible assets at March 31, 2015:

For the fiscal year ending:	Amortization Expense
March 31, 2016	$5,977
March 31, 2017	7,513
March 31, 2018	3,558
March 31, 2019	3,341
March 31, 2020 and thereafter	3,170

        Amortization expense for customer contacts and relationships for each of the three years ended March 31, 2015 is presented in Note 16.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

6. Deferred Financing Costs

        Information regarding the Company's deferred financing costs consists of the following:

	As at March 31,
	2015	2014
Deferred financing costs, beginning of the year	$20,078	$25,377
Additions	13	11,696
Write-off due to extinguishment of debt	—	(16,995)

Deferred financing costs, end of the year	20,091	20,078

Accumulated amortization, beginning of the year	(5,438)	(10,957)
Amortization recognized as interest (see Note 17)	(3,652)	(3,354)
Write-off due to extinguishment of debt	—	8,873

Accumulated amortization, end of the year	(9,090)	(5,438)

Net book value	$11,001	$14,640

Life in years	2 - 4	3 - 5

7. Debt

        At March 31, 2015 and 2014 the Company's debt consisted of the following:

	As at March 31,
	2015	2014
6.50% Senior Notes due 2019	$575,000	$575,000
Revolving credit facilities	193,500	119,500

	768,500	694,500
Less: portion classified as current	(193,500)	(119,500)

	$575,000	$575,000

Senior Notes due 2019

        In March 2014, Niska Partners completed a private placement of senior unsecured notes due 2019 (the "6.50% Senior Notes" or "Notes") through its subsidiaries Niska Gas Storage Finance Corp. and Niska Gas Storage Canada ULC (together, the "Issuers"). Net proceeds from the offering of approximately $563.3 million, after deducting underwriters' discounts and fees, along with borrowings under our asset-based revolving credit facilities, were used to redeem the then outstanding principal amount of $643.8 million of the 8.875% Senior Notes due 2018. Including a call premium of approximately $28.6 million and the write-off of unamortized deferred financing costs of $8.1 million, the Company recognized a loss of $36.7 million, which was recorded as a loss on extinguishment of debt in fiscal 2014. These losses were measured based on the amount paid as well as on the carrying value of the redeemed 8.875% Senior Notes, which included unamortized debt issue costs on the dates of redemption. The related accrued interest paid was recorded in interest expense. Costs directly related to the issuance of the new Notes were capitalized as deferred financing costs and are amortized to interest expense over the term of the debt.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

7. Debt (Continued)

Senior Notes due 2019 (Continued)

        On December 3, 2014, the U.S. Securities and Exchange Commission accepted and made effective the Company's exchange offer whereby holders of the 6.50% Senior Notes were permitted to exchange such Senior Notes for new freely transferable Senior Notes. The terms of the new units are identical to the units issued on March 17, 2014 except that the new units are registered under the Securities Act and generally do not contain restriction on transfer. The exchange offer was completed on January 7, 2015 and substantially all the holders of the Senior Notes accepted the offer.

        The 6.50% Senior Notes are senior unsecured obligations which are: (1) effectively junior to Niska Partners' secured obligations to the extent of the value of the collateral securing such debt; (2) equal in right of payment with all existing and future senior unsecured indebtedness of the Company; and (3) senior in right of payment to any future subordinated indebtedness of Niska Partners. The 6.50% Senior Notes are fully and unconditionally guaranteed by Niska Partners and certain of its direct and indirect subsidiaries on a senior unsecured basis, and are: (1) effectively junior to each guarantor's secured obligations; (2) equal in right of payment with all existing and future senior unsecured indebtedness of each guarantor; and (3) senior in right of payment to any future subordinated indebtedness of each guarantor. Interest on the 6.50% Senior Notes is payable semi-annually on October 1 and April 1, and will mature on April 1, 2019. As of March 31, 2015, the estimated fair market value of the Notes was $432.7 million.

        Prior to October 1, 2016, the Company has the option to redeem up to 35% of the aggregate principal amount of the 6.50% Senior Notes using net cash proceeds from certain equity offerings at a price of 106.50% plus accrued and unpaid interest. The Company may also redeem all or a part of the 6.50% Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.25% during the twelve-month period beginning on October 1, 2016, 101.625% during the twelve-month period beginning on October 1, 2017 and at par beginning on October 1, 2018, plus accrued and unpaid interest. The Company is not required to make mandatory redemptions or sinking fund payments with respect to the 6.50% Senior Notes.

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

        The Company's ability to repurchase the 6.50% Senior Notes upon a change of control will be limited by the terms of its debt agreements, including its asset-based revolving credit facilities. In addition, the Company cannot assure that it will have the financial resources to repurchase the Notes upon a change of control.

Revolving credit facilities

        Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership, has senior secured asset-based revolving credit facilities consisting of a U.S. revolving credit facility and a Canadian revolving credit facility, (collectively as "Credit Facilities") both of which are governed by a credit agreement (the "Credit Agreement" or the "$400 million Credit Agreement"). These Credit Facilities provide for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of a U.S. revolving credit facility and a Canadian revolving credit facility. Subject to certain conditions, each of the U.S. revolving credit facility and the Canadian revolving credit facility may be expanded up to a total of $100.0 million in additional commitments, and the commitments in each facility may be reallocated on terms and according to procedures to be determined. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at Niska Partners' option, in either U.S. or Canadian dollars. The revolving credit facilities mature on June 29, 2016.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

7. Debt (Continued)

Revolving credit facilities (Continued)

        Borrowings under the Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash and cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings will bear interest at prevailing market rates, which (1) in the case of U.S. dollar loans can be either fixed rate plus an applicable margin or, at the Company's option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers' acceptance rate plus an applicable margin or, at the Company's option, a prime rate plus an applicable margin. The credit agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of March 31, 2015, the borrowing base collateral totaled $294.4 million.

        Obligations under the $400.0 million Credit Agreement are guaranteed by Niska Partners and all of the Company's direct and indirect wholly owned subsidiaries (subject to certain exceptions) and secured by a lien on substantially all of the Company's and its direct and indirect subsidiaries' current and fixed assets (subject to certain exceptions). Certain fixed assets will only be required to be part of the collateral to the extent such fixed assets are included in the borrowing base under the Credit Facilities. The aggregate borrowing base under the Credit Facilities includes $150.0 million (the "PP&E Amount") due to a first-priority lien on fixed assets granted to the lenders. The PP&E Amount will be reduced on a dollar-for-dollar basis upon the release of fixed assets having a value in excess of $50.0 million from such liens.

        The $400 million Credit Agreement contains limitations on Niska Partners' ability to incur additional debt or to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are similar to those contained in the indenture governing the 6.50% Senior Notes, but contain certain substantive differences. As of March 31, 2015, Niska Partners was in compliance with all covenant requirements under the 6.50% Senior Notes and the $400 million Credit Agreement.

        The following fees are applicable under each revolving credit facility: (1) an unused revolver fee based on the unused portion of the respective revolving credit facility; (2) a letter of credit participation fee on the aggregate stated amount of each letter of credit equal to the applicable margin for LIBOR loans or bankers' acceptance loans, as applicable; and (3) certain other customary fees and expenses of the lenders and agents. The Company is required to make prepayments under the revolving credit facilities at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under such revolving credit facilities exceeds the lesser of the aggregate amount of commitments in respect of such revolving credit facilities and the applicable borrowing base.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

7. Debt (Continued)

Revolving credit facilities (Continued)

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

        The $400.0 million Credit Agreement provides that, upon the occurrence of certain events of default, the Company's obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, including the notes, voluntary and involuntary bankruptcy proceedings, material money judgments, material events relating to pension plans, certain change of control events and other customary events of default. As of March 31, 2015, $193.5 million (March 31, 2014—$119.5 million) in borrowings, with a weighted average interest rate of 3.98% (March 31, 2014—3.56%), were outstanding under the Credit Facilities. Issued letters of credit amounted to $5.8 million and $4.8 million as of March 31, 2015 and 2014, respectively.

Restrictions

        Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the 6.50% Senior Notes and the $400.0 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners' subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of March 31, 2015.

        The Company's principal debt covenant is the fixed charge coverage ratio, which is included in both the Credit Facilities and in the Indenture. When the fixed charge coverage ratio is less than 2.0 times, Niska Partners is restricted in its ability to issue new debt. When the fixed charge coverage ratio is below 1.75 to 1.0, the Company is restricted in its ability to pay distributions. At March 31, 2015, the fixed charge coverage ratio was 1.3 to 1.0 and the Company was subject to the above restrictions.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

8. Obligations Under Capital Lease

        The Company leases certain equipment under a lease arrangement for estimated future minimum lease payments of approximately $12.2 million. Niska Partners may purchase the assets after August 15, 2020 for an agreed portion of the acquisition cost. The present value of the minimum future lease payments is based on the total costs incurred by the lessor and has been reflected in the balance sheet as a current and a non-current obligation under capital lease. The underlying obligations are denominated in U.S. dollars, have an imputed interest rate of 3.08% and are owing through the lease maturity in August 2021.

        Following are the future principal and interest payments of obligations under capital lease as of March 31, 2015:

For the fiscal year ending:
March 31, 2016	$1,657
March 31, 2017	1,657
March 31, 2018	1,657
March 31, 2019	1,657
March 31, 2020	1,657
March 31, 2021 and thereafter	3,917
Less: Amount representing interest	(1,276)

$10,926

9. Accrued Liabilities

        Niska Partners' accrued liabilities consist of the following:

	As at March 31,
	2015	2014
Accrued interest	$21,411	$2,037
Accrued gas purchases	13,917	75,454
Employee-related accruals	2,369	22,315
Other accrued liabilities	9,989	11,312

	$47,686	$111,118

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

10. Asset Retirement Obligations

        Niska Partners' asset retirement obligations relate to the plugging and abandonment of the storage facilities and wells at the end of their estimated useful economic lives. At March 31, 2015, the estimated undiscounted cash flows required to settle the asset retirement obligations were approximately $58.5 million, calculated using an inflation rate of 2% per annum. The estimated liability at March 31, 2015 was $2.3 million after discounting the estimated cash flows at a rate of 8% per annum. At March 31, 2015, the expected timing of payment for settlement of the obligations is 42 years.

	As at March 31,
	2015	2014
Balance, beginning of the year	$1,975	$2,007
Additions	22	—
Accretion	500	107
Effect of foreign exchange translation	(189)	(139)

Balance, end of the year	$2,308	$1,975

11. Income Taxes

        The components of the Company's earnings (loss) before income taxes follow:

	Year ended March 31,
	2015	2014	2013
Domestic	$6,506	$16,844	$(493)
Foreign	(388,818)	(36,057)	(62,050)

	$(382,312)	$(19,213)	$(62,543)

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

11. Income Taxes (Continued)

        Total income tax expense (benefit) differed from the amounts computed by applying the tax rate to earnings (loss) before income taxes as a result of the following:

	Year ended March 31,
	2015	2014	2013
Earnings (loss) before taxes	$(382,312)	$(19,213)	$(62,543)
U.S. federal corporate statutory rate	35.00%	35.00%	35.00%

Expected tax benefits	(133,809)	(6,725)	(21,890)
Non-deductible expense related to asset impairment	57,001	—	—
Canadian statutory tax rate differences	39,056	3,559	6,145
Adjustments and assessments	2,592	(690)	(4,796)
Change in valuation allowance	2,314	(1,248)	(452)
Earnings (loss) of non-taxable entities	(1,925)	(6,296)	1,377
Non-deductible expenses and other	3,115	1,144	674

Income tax benefit	$(31,656)	$(10,256)	$(18,942)

        The Company is not a taxable entity in the United States. Income taxes on its income are the responsibility of individual unitholders and have accordingly not been recorded in the consolidated financial statements. Niska Partners has Canadian corporate subsidiaries, which are taxable corporations subject to income taxes, and are included in the consolidated financial statements.

        As at March 31, 2015, Niska Partners' Canadian subsidiaries had accumulated non-capital losses of approximately $76.4 million (March 31, 2014—$76.2 million) that can be carried forward and applied against future taxable income. These non-capital losses have resulted in deferred income tax assets of $19.0 million (March 31, 2014—$18.4 million). Additionally, Niska Partners' Canadian subsidiaries had recognized deferred income tax assets related to capital losses of $33.8 million at March 31, 2015 (March 31, 2014—$18.9 million). These capital losses represent $4.2 million (March 31, 2014—$2.4 million) of deferred tax assets, of which $4.2 million (March 31, 2014—$2.4 million) have been offset by valuation allowances due to the uncertainty of their realization. Of the total tax assets related to losses, $0.5 million will begin to expire at the end of 2031.

        For the year ended March 31, 2015, Niska Partners recognized $0.1 million (March 31, 2014—$ nil; March 31, 2013—$ nil) of potential interest and penalties associated with uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other foreign jurisdictions. The Company is subject to income tax examinations for the fiscal years ended 2007 through 2015 in most jurisdictions.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

11. Income Taxes (Continued)

        Deferred income tax assets and liabilities reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred income tax liabilities and deferred income tax assets are presented below:

	As at March 31,
	2015	2014
Deferred income tax assets:
Non-capital loss carry forwards	$18,959	$18,434
Risk management liabilities	19,919	33,386
Capital losses	4,223	2,358
Deferred financing costs	4,006	6,890
Other	2,774	2,403

	49,881	63,471
Valuation allowance	(7,173)	(4,004)

Total deferred income tax assets	$42,708	$59,467

Deferred income tax liabilities:
Property, plant and equipment	$99,628	$114,298
Risk management assets	24,202	17,049
Intangible assets	9,510	15,137
Partnership deferral income	—	37,499
Other	19	535

Total deferred income tax liabilities	133,359	184,518

Net deferred income tax liabilities	$90,651	$125,051

        The classification of net deferred income tax liabilities recorded on the balance sheets is as follows:

	As at March 31,
	2015	2014
Deferred income tax liabilities:
Current	$2,334	$5,678
Long-term	88,317	119,373

	$90,651	$125,051

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

        The following table indicates the changes to the Company's unrecognized tax benefits for the years ended March 31, 2015 and 2014. The term "unrecognized tax benefits" refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. Interest and penalties are not included.

	As at March 31,
	2015	2014
Balance at beginning of the year	$1,735	$1,160
Additions based on tax positions taken in the current year	—	375
(Reductions) additions based on tax positions taken in a prior year	(205)	200

Balance at end of the year	$1,530	$1,735

        Substantially all of the $1.5 million of unrecognized tax benefits at March 31, 2015, would have an impact on the effective tax rate if subsequently recognized.

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

Commodity price risk

        As a result of its natural gas inventory, Niska Partners is exposed to risks associated with changes in price when buying and selling natural gas across future time periods. To manage this risk and reduce variability of cash flows, the Company utilizes a combination of financial and physical derivative contracts, including forwards, futures, swaps and option contracts. The use of these contracts is subject to the Company's risk management policies. Niska Partners has not elected hedge accounting treatment and therefore changes in fair value are recorded directly into earnings (loss).

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

12. Risk Management Activities and Financial Instruments (Continued)

Commodity price risk (Continued)

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

        To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To be in compliance with its risk policy, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet ("Bcf"). As at March 31, 2015, 47.2 Bcf of natural gas inventory was offset, representing 98.6% of total current inventory. The volume of inventories as of March 31, 2015 and 2014 which were economically hedged using each type of contract were as follows:

As at March 31,
	2015	2014
Forwards	1.5 Bcf	(1.4 Bcf)
Futures	46.0 Bcf	20.1 Bcf
Swaps	(0.3 Bcf)	(0.3 Bcf)

	47.2 Bcf	18.4 Bcf

Counterparty credit risk

        Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and the Company's ability to take ownership of customer-owned natural gas stored in its facilities in the event of non-payment, as well as through the use of netting agreements that allow for offsetting counterparty receivable and payable balances for certain transactions. During the year ended March 31, 2015, no doubtful accounts expense was recognized as a result of doubtful accounts deemed uncollectable as of March 31, 2015 (March 31, 2014—expense of $0.4 million).

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

12. Risk Management Activities and Financial Instruments (Continued)

Counterparty credit risk (Continued)

        The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes based on its credit policies, that the Company's financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Although the Company relies on a few counterparties for a significant portion of its revenues (Note 23), one counterparty, making up 54%, 56% and 28% of total revenue during the years ended March 31, 2015, 2014 and 2013, is a physical natural gas clearing and settlement facility which requires counterparties to post margin deposits reducing the risk of default.

        Exchange traded futures and options comprise approximately 69.0% of Niska Partners' commodity risk management assets at March 31, 2015. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners' account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

        Included in the fair value of energy contracts at March 31, 2015 and 2014 are one to five year contracts to sell natural gas to customers in retail markets. Niska Partners has recorded reduction in the fair value of these contracts of $1.7 million at March 31, 2015 (March 31, 2014—$nil), representing an estimate of the expected credit exposure from these counterparties over their contractual lives.

Interest rate risk

        The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At March 31, 2015, the Company was exposed to interest rate risk resulting from its variable rate revolving credit facilities, which can be drawn up to $400.0 million. At March 31, 2015, $193.5 million was outstanding on the credit facilities and Niska Partners had exposure to interest rate fluctuations.

        Niska Partners had no interest rate swap or swaption agreements at March 31, 2015 and 2014.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

12. Risk Management Activities and Financial Instruments (Continued)

Foreign currency risk

        Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners' Canadian subsidiaries conduct a portion of their activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the U.S. dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. Niska Partners enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps as at March 31, 2015 was $19.6 million (March 31, 2014—$13.0 million). These contracts expire on various dates between April 2015 and June 2016. Niska Partners did not elect hedge accounting treatment and therefore changes in fair value are recorded directly into earnings under the optimization revenue caption of the statements of earnings (loss) and comprehensive income (loss).

13. Fair Value Measurements

        The following table shows the fair values of the Company's risk management assets and liabilities:

As at March 31, 2015	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$39,392	$2,208	$41,600
Long-term risk management assets	29,647	1,281	30,928
Short-term risk management liabilities	(25,560)	—	(25,560)
Long-term risk management liabilities	(20,512)	(321)	(20,833)

	$22,967	$3,168	$26,135

As at March 31, 2014	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$18,939	$2,010	$20,949
Long-term risk management assets	4,260	546	4,806
Short-term risk management liabilities	(18,945)	(160)	(19,105)
Long-term risk management liabilities	(12,209)	—	(12,209)

	$(7,955)	$2,396	$(5,559)

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

13. Fair Value Measurements (Continued)

        Information about the Company's risk management assets and liabilities that had netting or rights of offset arrangements are as follows:

As at March 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$148,385	$(79,346)	$69,039	$(50,070)	$18,969
Currency derivatives	5,167	(1,678)	3,489	—	3,489

Total assets	153,552	(81,024)	72,528	(50,070)	22,458

Liabilities
Commodity derivatives	125,418	(79,346)	46,072	(39,338)	6,734
Currency derivatives	1,999	(1,678)	321	(321)	—

Total liabilities	127,417	(81,024)	46,393	(39,659)	6,734

Net	$26,135	$—	$26,135	$(10,411)	$15,724

As at March 31, 2014	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$113,175	$(89,976)	$23,199	$(15,101)	$8,098
Currency derivatives	2,851	(295)	2,556	(2,556)	—

Total assets	116,026	(90,271)	25,755	(17,657)	8,098

Liabilities
Commodity derivatives	121,130	(89,976)	31,154	(21,705)	9,449
Currency derivatives	455	(295)	160	(160)	—

Total liabilities	121,585	(90,271)	31,314	(21,865)	9,449

Net	$(5,559)	$—	$(5,559)	$4,208	$(1,351)

        The following amounts represent the Company's expected realization into earnings for derivative instruments, based upon the fair value of these derivatives as of March 31, 2015:

Fiscal year ending March 31,	Energy Contracts	Currency Contracts	Total
2016	$13,832	$2,208	$16,040
2017 and beyond	9,135	960	10,095

	$22,967	$3,168	$26,135

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

13. Fair Value Measurements (Continued)

        Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Year ended March 31,
	2015	2014	2013	Classification
Energy contracts
Realized	$40,787	$(78,778)	$41,304	Optimization, net
Unrealized	30,922	(10,662)	(90,641)	Optimization, net
Currency contracts
Realized	2,459	3,177	1,377	Optimization, net
Unrealized	772	1,930	790	Optimization, net

	$74,940	$(84,333)	$(47,170)

        The carrying amount of cash and cash equivalents, margin deposits, trade receivables, accrued receivables, trade payables and accrued liabilities reported on the consolidated balance sheet approximate fair value.

        Fair values have been determined as follows for the Company's assets and liabilities that were accounted for or disclosed at fair value on a recurring and non-recurring basis as of March 31, 2015 and 2014:

As at March 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$69,039	$—	$69,039
Currency derivatives	—	3,489	—	3,489
Goodwill	—	—	—	—

Total assets	$—	$72,528	$—	$72,528

Liabilities
Commodity derivatives	$—	$46,072	$—	$46,072
Currency derivatives	—	321	—	321
Long-term debt	—	432,688	—	432,688

Total liabilities	$—	$479,081	$—	$479,081

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

        The Company's financial assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2. The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach. The key inputs used in Niska Partners' valuation models include transaction-specific details such as notional volumes, contract prices, and contract terms as well as forward market prices and basis differentials for natural gas obtained from third-party service providers (typically the New York Mercantile Exchange, or NYMEX). There were no changes in Niska Partners' approach to determining fair value and there were no transfers out of Level 2 during the three-year period ended March 31, 2015.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

13. Fair Value Measurements (Continued)

        Non-financial assets and liabilities are re-measured at fair value on a non-recurring basis. During the year ended March 31, 2015, the Company wrote down goodwill to its estimated fair value of $nil, which is classified as a Level 3 measurement in the table above. There were no other non-financial assets or liabilities recorded at fair value as of March 31, 2015 and 2014.

14. Members' Equity

Equity restructuring

        On April 2, 2013, Niska Partners completed an equity restructuring with affiliates of the Carlyle/Riverstone Funds. In the restructuring, all of the Company's 33.8 million subordinated units and previous incentive distribution rights (all of which were owned by the Carlyle/Riverstone Funds) were combined into and restructured as a new class of incentive distribution rights (IDRs). The equity restructuring, which did not require any further consents or approvals, was effective as of the same day. The transaction was unanimously approved by the Company's Board of Directors on the unanimous approval and recommendation of its Conflicts Committee, which is composed solely of independent directors.

        The restructuring permanently eliminated all of the Company's subordinated units and previous incentive distribution rights in return for the IDRs. Prior to completion of the restructuring, the Company would have been required to pay the full minimum quarterly distribution of $0.35 per unit on the subordinated units (requiring additional distributions of approximately $12 million per quarter) prior to increasing the quarterly distribution on common units. Quarterly distributions on the subordinated units were not paid since the quarter ended September 30, 2011.

        The IDRs entitle the Carlyle/Riverstone Funds to receive 48% of any quarterly cash distributions after Niska Partners' common unitholders have received the full minimum quarterly distribution ($0.35 per unit) for each quarter plus any arrearages from prior quarters (of which there are currently none). The previous incentive distribution rights entitled the Carlyle/Riverstone Funds to receive increasing percentages (ranging from 13% to 48%) of incremental cash distributions after the unitholders (both common and subordinated) exceeded quarterly distributions ranging from $0.4025 per unit to $0.5250 per unit. In addition, for a period of five years, and provided that the Carlyle/Riverstone Funds continue to own a majority of both the managing member and the IDRs, the Carlyle/Riverstone Funds will be deemed to own 33.8 million "Notional Subordinated Units" in connection with votes to remove and replace the managing member. These Notional Subordinated Units are not entitled to distributions, but preserve the Carlyle/Riverstone Fund's voting rights with respect to the removal of the managing member.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Members' Equity (Continued)

Distribution Reinvestment Plan (Continued)

        During the year ended March 31, 2015, Unitholders, substantially all of which were represented by the Carlyle/Riverstone Funds, elected to participate in the DRIP and were issued 2,243,664 common units (March 31,—2014 1,252,815 common units) in lieu of receiving cash distributions of $19.6 million (March 31, 2014—$18.3 million).

Class D Partnership Units

        On May 7, 2014, Niska Holdings L.P. (the "Sponsor Partnership"), the parent of Holdco (which is the direct and indirect parent of the Company) awarded non-voting Class D Units in the Sponsor Partnership (the "Class D Units") to certain executives. The Class D Units are profits interest awards which have a service condition. As the Class D Units were issued to employees and a director, equity-classified compensation expense has been recorded in the Company's financial statements.

        The Class D Units entitle the holders thereof to 15% of distributions made by the Sponsor Partnership to its Class A unitholders after its Class A unitholders receive distributions made by the Sponsor Partnership after May 17, 2014 in excess of the amount of any capital contributions made by the Class A unitholders after May 17, 2014 plus $331.0 million, each increased by 8% per annum compounded quarterly. The Sponsor Partnership will retain distributions (other than tax distributions) in respect of unvested Class D Units until such Class D Units vest. Of the awarded Class D Units, 20% will vest on May 6, 2015. The remaining unvested units will vest at a rate of 5% on the last day of each fiscal quarter during the period commencing on June 30, 2015 and ending on March 31, 2019. The units have no expiry date provided the employee remains employed with the Sponsor Partnership, the Company or one or more of their respective subsidiaries. The fair value of the Class D Units is based on an enterprise value, with allocations of that value calculated under the terms of Niska Holdings L.P.'s operating agreement.

        For the year ended March 31, 2015, non-cash compensation expense related to the Class D Units amounted to $0.5 million.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Members' Equity (Continued)

At-The-Market Program

        On October 30, 2013, Niska Partners filed a prospectus supplement with the SEC to authorize an At-The-Market program which allows the issuance of up to $75.0 million in additional common units. The units will be issued pursuant to the Company's Shelf Registration Statement on Form S-3. As of March 31, 2015, the Company had not issued any units under this registration statement.

Summary of changes in Common and Subordinated units:

        The following is a reconciliation of units outstanding for the period indicated:

	Common Unitholders	Subordinated Unitholders	Total
Units outstanding at March 31, 2012 and 2013	34,492,245	33,804,745	68,296,990
Subordinated units cancelled April 2, 2013	—	(33,804,745)	(33,804,745)
Units issued under the DRIP	1,252,815	—	1,252,815

Units outstanding at March 31, 2014	35,745,060	—	35,745,060
Units issued under the DRIP	2,243,664	—	2,243,664

Units outstanding at March 31, 2015	37,988,724	—	37,988,724

Managing Member units

        The managing member units are held by Niska Gas Storage Management LLC, (the "Managing Member" or the "Manager"), which has a 1.80% managing member interest in Niska Partners. The operating agreement provides that the managing member interest entitles the Manager the right to receive distributions of Available Cash (as defined in the operating agreement) each quarter.

        The Manager has sole responsibility for conducting the Company's business and for managing its operations. Pursuant to the operating agreement, the Manager has delegated the power to conduct Niska Partners' business and manage its operations to the Company's board of directors, of which all of the members are appointed by the Manager.

        The Manager has agreed not to withdraw voluntarily prior to March 31, 2020 subject to certain conditions outlined in the operating agreement. Prior to that time, the Manager may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units, voting together as a single class, including units held by the Manager and its affiliates. Any removal of the Manager is also subject to the approval of a successor manager by the vote of the holders of a majority of the outstanding common units and notional subordinated units, voting as separate classes. The ownership of more than 33 1/3% of the outstanding units by the Manager and its affiliates gives them the ability to prevent the Manager's removal. At March 31, 2015, Sponsor Holdings, which is an affiliate of the Manager, owned approximately 53.93% of the outstanding common and all of the notional subordinated units. At any time, the owners of the Manager may sell or transfer all or part of their ownership interests in the Manager to an affiliate or a third-party without the approval of the unitholders.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Members' Equity (Continued)

Common units

        The common units are a class of non-managing membership interests in Niska Partners. The holders of the common units are entitled to participate in the Company's distributions and exercise the rights and privileges available to members under the Company's operating agreement. The operating agreement provides that the common unitholders have the right to receive distributions of Available Cash (as defined in the operating agreement) each quarter in an amount equal to $0.35 per common unit (the "Minimum Quarterly Distribution"), plus any arrearages in the payment of the Minimum Quarterly Distribution.

        Within 45 days after the end of each quarter Niska Partners may make cash distributions to the members of record on the applicable record date. Niska Partners distributed $39.7 million and $52.3 million to the holders of common units and the Managing Member during the years ended March 31, 2015 and 2014, respectively. On January 28 and May 6, 2015, the Company's Board of Directors suspended the quarterly distribution to common unitholders for the third and fourth quarters of fiscal 2015, respectively.

Subordinated units

        All of the subordinated units were held by Sponsor Holdings.

        On April 2, 2013, the Company completed an equity restructuring which permanently eliminated Niska Partners' subordinated units and previous incentive distribution rights in return for the new IDRs. However, for a period of five years, and provided that the Carlyle/Riverstone Funds continue to own a majority of both the managing member and the new IDRs, the Carlyle/Riverstone Funds will be deemed to own 33.8 million "Notional Subordinated Units" in connection with votes to remove and replace the managing member. These Notional Subordinated Units are not entitled to distributions, but preserve the Carlyle/Riverstone Fund's voting rights with respect to the removal of the managing member.

Unit-Based Performance Plan

        The Company maintains compensatory unit-based performance plans (the "Plans") to provide long-term incentive compensation for certain employees and directors, and to align their economic interest with those of common unitholders. The Plans are administered by the Compensation Committee of the Board of Directors and permit the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards. Unit-based awards are settled either in cash or in common units following the satisfaction of certain time and/or performance criteria.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Members' Equity (Continued)

Unit-Based Performance Plan (Continued)

        Unit-based awards are classified as liabilities when expected to be settled in cash or when the Company has the option to settle in cash or equity. This accounting treatment has resulted from the Company's historical practice of choosing to settle this type of award in cash. When awards are classified as liabilities, the fair value of the units granted is determined on the date of grant and is re-measured at each reporting period until the settlement date. The fair value at each re-measurement date is equal to the settlement expected to be incurred based on the anticipated number of units vested adjusted for (i) the passage of time and (ii) the payout threshold associated with the performance targets which the Company expects to achieve compared to its established peers. The performance criterion is based on total unitholder return ("TUR") metrics compared to such metrics of a select group of the Company's peers. The TUR metrics reflect the Company's percentile ranking during the applicable performance period compared to a peer group. The pro-rata number of units vested is calculated as the number of performance awards multiplied by the percentage of the requisite service period.

        Unit-based awards that are expected to be settled in units are classified as equity. The fair value of the units granted is determined on the date of grant and is amortized to equity using the straight-line method over the vesting period. Each equity settled award permits the holder to receive one common unit on the vesting date. The authorized number of common units that could be delivered under the Plans amounted to 3,380,474 units. As of March 31, 2015, there were 3,303,473 units (March 31, 2014—3,319,503 units) available for delivery. Of the total number available for delivery as of March 31, 2015, 808,081 units have been reserved for outstanding equity settled awards (nil as of March 31, 2014).

        All of the granted unit-based awards have the right to receive additional units in lieu of cash distributions paid on the outstanding units. The typical vesting period ranges from two to three years from the date of grant. Upon vesting, the units to be used to settle equity awards will come from the Company's authorized but unissued common units.

        The following tables summarize the Company's unit-based awards outstanding and nonvested unit-based awards as of March 31, 2015:

	Number of Time-Based Units	Number of Performance- Based Units	Total Units
Unit-based awards outstanding—beginning of the year	835,360	487,200	1,322,560
Granted	914,045	—	914,045
Exercised	(501,883)	(238,204)	(740,087)
Forfeited	(161,597)	(64,638)	(226,235)
Distribution equivalent rights	113,416	30,321	143,737

Unit-based awards outstanding—end of the year	1,199,341	214,679	1,414,020

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Members' Equity (Continued)

Unit-Based Performance Plan (Continued)

	Number of Time-Based Units	Number of Performance- Based Units	Total Units
Non-vested unit-based awards—beginning of the year	466,858	312,764	779,622
Granted	914,045	—	914,045
Vested	(133,380)	(63,769)	(197,149)
Forfeited	(159,737)	(62,778)	(222,515)
Distribution equivalent rights	111,555	28,462	140,017

Non-vested unit-based awards—end of the year	1,199,341	214,679	1,414,020

        As of March 31, 2015, outstanding unit-based awards classified as liability and equity amounted to 701,285 units and 712,735 units, respectively. Of the outstanding unit-based awards classified as liability, 95,347 units could be settled in cash or units.

        Information on weighted average unit price at grant date and number of unit-based awards granted is as follows:

	Year ended March 31,
	2015	2014	2013
Weighted average price per unit at grant date	$9.43	$12.68	$9.99
Number of unit-based awards granted	914,045	438,036	695,349

        Unit-based compensation for the year ended March 31, 2015 was a recovery of $1.6 million and an expense of $11.2 million and $7.0 million for the years ended March 31, 2014 and 2013 respectively. Amounts paid to employees for unit-based awards settled in cash for the years ended March 31, 2015, 2014 and 2013 were $10.6 million, $2.3 million and $ nil, respectively. No equity awards were settled during the years ended March 31, 2015, 2014 and 2013.

        As of March 31, 2015, there was $5.1 million (March 31, 2014—$5.9 million) of total unrecognized compensation cost related to nonvested unit-based awards granted that were subject to both time and performance conditions. That cost is expected to be recognized over the next three years.

Incentive distribution rights

        IDRs are a separate interest and represent participating securities. The IDRs entitle the Carlyle/Riverstone Funds to receive 48% of any quarterly cash distributions after Niska Partners' common unitholders have received the full minimum quarterly distribution ($0.35 per unit) for each quarter plus any arrearages from prior quarters. To date, the Company has not made any payments with respect to the IDRs.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Members' Equity (Continued)

Earnings per unit

        Niska Partners uses the two-class method for allocating earnings per unit ("EPU"). The two-class method requires the determination of net income allocated to member interests as shown below. Net earnings (loss) for the years ended March 31, 2015 and 2014, after the allocation to Managing Member's interest, was only attributable to common unitholders as a result of cancellation of the Company's subordinated units at the beginning of fiscal 2014. The cancellation of subordinated units did not impact the calculation of earnings per unit in fiscal 2013.

	Year ended March 31,
	2015	2014	2013
Numerator:
Net earnings (loss)	$(350,656)	$(8,957)	$(43,601)
Less:
Managing Member's interest	6,352	171	863

Net earnings (loss) attributable to common and subordinated unitholders	$(344,304)	$(8,786)	$(42,738)

Denominator:
Basic:
Weighted average units outstanding	36,882,713	34,941,036	68,296,990
Diluted:
Weighted average units outstanding	36,882,713	34,941,036	68,296,990
Earnings (loss) per unit allocated to common unitholders
—basic and diluted	$(9.34)	$(0.25)	$(0.63)

Earnings (loss) per unit allocated to subordinated unitholders
—basic and diluted	$—	$—	$(0.63)

        The Company maintains a unit-based compensation plan that could dilute EPU in future periods. Because those awards were anti-dilutive for fiscal 2015, the EPU calculation above excludes a weighted average of 451,001 unit-based awards that will be settled as equity. Niska Partners did not have unit-based awards that could dilute future EPU during fiscal 2014 and fiscal 2013.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

15. Revenues

        Niska Partners' fee-based revenue consists of the following:

	Year ended March 31,
	2015	2014	2013
Long-term contract revenue	$80,781	$83,940	$108,615
Short-term contract revenue	11,559	51,416	54,710

	$92,340	$135,356	$163,325

        Long-term contract revenue for the year ended March 31, 2015 included a one-time contract termination payment of $26.0 million as a result of the termination by TransCanada Gas Storage Partnership ("TransCanada"), the Company's largest volumetric customer, of its previous storage service agreement.

        Optimization, net consists of the following:

	Year ended March 31,
	2015	2014	2013
Realized optimization, net	$38,085	$85,372	$89,525
Unrealized risk management gains (loss) (Notes 12 and 13)	31,694	(8,732)	(89,874)
Write-downs of inventory	(63,800)	(4,600)	(22,281)

	$5,979	$72,040	$(22,630)

        The Company's inventory is valued at the lower of weighted-average cost or market. During each of the year in the three-year period ended March 31, 2015, the forward prices of natural gas fell below the carrying cost of the Company's inventories, and as such, inventories were written down.

16. Depreciation and Amortization

        Depreciation and amortization consists of the following:

	Year ended March 31,
	2015	2014	2013
Depreciation	$93,190	$30,636	$38,901
Amortization of intangible assets	23,633	10,543	11,311
Accretion of asset retirement obligations	500	107	197

Total	$117,323	$41,286	$50,409

        Depreciation for the year ended March 31, 2015 includes $64.7 million (March 31, 2014—$nil; March 31, 2013—$9.3 million) related to migration of cushion at two of the Company's facilities. The Company records a provision for migration when it has been determined that cushion is no longer providing effective cushion support. Amortization of intangible assets for the year ended March 31, 2015 includes an amortization of $11.7 million related to the termination of the prior storage service agreement with TransCanada, to reflect the change in timing of cash flows related to this customer relationship.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

17. Interest

        The following table presents a reconciliation of interest expense:

	Year ended March 31,
	2015	2014	2013
Gross interest	$47,684	$62,961	$66,527
Amortization of deferred financing costs	3,652	3,354	3,411
Capitalized interest	—	—	(2,928)

	$51,336	$66,315	$67,010

18. Related Party Transactions

        The Company has recorded a receivable of $6.1 million from Holdco at March 31, 2015, as outlined in Note 19—Commitments and Contingencies. There were no amounts owing to or from related parties as at March 31, 2014.

        During the year ended March 31, 2015, Niska Partners recognized management fees amounting $ nil (March 31, 2014—$0.2 million; March 31, 2013—$0.2 million). Management fees are charged, on an arms-length basis, to affiliated entities for certain administrative services rendered and are recorded as a reduction to general and administrative costs.

        During the years ended March 31, 2015 and 2014, the Carlyle/Riverstone Funds elected to participate in the DRIP and were issued 2,243,470 common units (March 31, 2014—1,252,810 common units) in lieu of receiving cash distributions of $19.6 million (March 31, 2014—$18.3 million).

19. Commitments and Contingencies

Contingencies

        As of March 31, 2015, the Company was under review by Canadian tax authorities for withholding taxes paid on behalf of Carlyle/Riverstone and the investors of the Carlyle/Riverstone Funds for earnings distributions made prior to the Company's IPO. The Company has received a notice from the Canadian tax authorities of a proposed assessment for $10.6 million and estimates the probable amount payable to range from $6.1 million to the proposed assessment of $10.6 million. The Company has recorded the minimum of the range, or $6.1 million, as a liability to the Canadian tax authorities. Niska Holdings L.P., a company held by the Carlyle/Riverstone Funds and the parent of Holdco, has guaranteed the repayment of any amounts owing with respect to this matter to the Company and has pledged its Common Units owned in the Company as collateral. Accordingly, as the Company believes collection of any amounts owing is reasonably assured, it has recorded a corresponding receivable of $6.1 million, thereby offsetting the impact of the contingent liability to the Company's results of operations and equity.

        The Company and its subsidiaries are also subject to other legal and tax proceedings and actions arising in the normal course of business. While the outcome of these proceedings and actions cannot be predicted with certainty, it is the opinion of Management that the resolution of such proceedings and actions will not have a material impact on the Company's consolidated financial position or results of operations.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

19. Commitments and Contingencies (Continued)

Commitments

        Niska Partners has entered into non-cancelable operating leases for office space, leases for land use rights at its operating facilities, storage capacity at other facilities, equipment, and vehicles used in its operations. The remaining lease terms expire between April 2015 and August 2056 and provide for the payment of taxes, insurance and maintenance by the lessee. A renewal option exists on the office space lease to extend the term for another five years, exercisable prior to the termination of the original lease.

        The related future minimum lease payments at March 31, 2015 were as follows:

For the fiscal year ending:	Operating leases
2016	$11,302
2017	10,798
2018	7,840
2019	6,557
2020	5,285
2021 and thereafter	177,560

Total minimum lease payments	$219,342

        The minimum lease payments disclosed in the above table have not been reduced by the total of minimum rentals to be received in the future under non-cancelable subleases as of March 31, 2015 of $1.6 million. Consolidated lease and rental expense, net of sublease recoveries of $0.7 million, amounted to $13.6 million for the year ended March 31, 2015 (March 31, 2014—$11.9 million; March 31, 2013—$11.2 million). During the year ended March 31, 2015, lease and rental expense included contingent rent amounting to $ nil (March 31, 2014—$0.4 million; March 31, 2013—$0.3 million). Where applicable, contingent rent is due whenever a certain percentage of revenue exceeds minimum lease costs.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

19. Commitments and Contingencies (Continued)

Commitments (Continued)

        Purchase obligations arising as a result of forward purchase contracts in place at March 31, 2015 were as follows:

For the fiscal year ending:	Unconditional purchase obligations
2016	$981,883
2017	192,618
2018	299,210
2019	8,579
2020	2,519

Total future purchase commitments	$1,484,809

        Purchase obligations consisted of forward physical and financial commitments related to future purchases of natural gas. As the Company economically hedges substantially all of its natural gas purchases, there are forward sales that offset these commitments which are not included in the above table. As at March 31, 2015, forward physical and financial sales for all future periods totaled $1,485.3 million.

        As at March 31, 2015, the Company had $5.8 million of issued and outstanding letters of credit to various counterparties to support natural gas purchase commitments.

        As at March 31, 2015, one of the Company's Canadian subsidiaries owed certain interest payable to a non-Canadian affiliate. Niska Partners intends to file a tax election during fiscal 2016 that will deem this interest as paid. The election will trigger an obligation for the Company to pay withholding taxes of approximately $4.1 million to the Canadian tax authorities on behalf of the Company's unitholders. Consistent with similar transactions in the past, the Company will account for the payment as a distribution to unitholders, because unitholders can claim tax credits for the Canadian withholding taxes paid.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

20. Changes in Non-Cash Working Capital

        Changes in non-cash working capital include:

	Year ended March 31,
	2015	2014	2013
Margin deposits	$19,342	$(14,137)	$(39,174)
Trade receivables	3,114	(3,383)	(286)
Accrued receivables	110,484	(44,459)	(40,203)
Natural gas inventory	(124,955)	3,676	125,042
Prepaid expenses and other current assets	542	358	(1,527)
Other assets	(517)	(807)	(1,105)
Trade payables	(212)	(149)	645
Accrued liabilities	(63,709)	68,106	8,927
Deferred revenue	596	5,468	(10,667)
Other long-term liabilities	(520)	360	381

Net changes in non-cash working capital	$(55,835)	$15,033	$42,033

        During the year ended March 31, 2013, changes in non-cash working capital include the receipt of proceeds of $32.6 million (March 31, 2015—$ nil; March 31, 2014—$ nil) from sales of cushion. The Company included such proceeds in cash flows from operations since the predominant source of cash flows for natural gas purchases and sales are operating in nature.

21. Supplemental Cash Flow Disclosures

	Year ended March 31,
	2015	2014	2013
Interest paid	$30,083	$63,769	$67,408
Taxes paid (received)	50	73	(722)
Interest capitalized	—	—	2,928
Non-cash investing activities:
Non-cash increase (decrease) in working capital related to property, plant and equipment	$2,203	$(2,426)	$(8,605)
Non-cash transfer of natural gas inventory to cushion	—	15,264	—
Non-cash financing activities:
Non-cash distributions and reinvestments	19,631	18,270	—

        In March 2014, the Company reclassified the balance of its long-term natural gas inventory to cushion within property, plant and equipment to reflect operational requirements.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

22. Segment Disclosures (Continued)

        Niska Partners operates along functional lines in its commercial, engineering, and operations teams for operations in Alberta, Northern California, and the U.S. Midcontinent. All functional lines and facilities offer the same services: fee-based revenue, and optimization. The Company has a marketing business which is an extension of the Company's proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third party customers. All services are delivered using reservoir storage. The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, before unrealized risk management gains and losses. The Company has aggregated its operating segments into one reportable segment as at March 31, 2015 and 2014 and for each of the three years ended March 31, 2015.

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

        The following tables summarize the net revenues and long-lived assets by geographic area:

	Year ended March 31,
	2015	2014	2013
Net realized revenues
U.S.	$32,265	$58,128	$73,905
Canada	98,160	162,600	178,945
Net unrealized revenues
U.S.	20,452	142	(37,139)
Canada	11,242	(8,874)	(52,735)
Write-downs of inventory
U.S.	(22,600)	(500)	(3,744)
Canada	(41,200)	(4,100)	(18,537)
Inter-entity
U.S.	(4,266)	—	—
Canada	4,266	—	—

	$98,319	$207,396	$140,695

	As at March 31,
	2015	2014
Long-lived assets
U.S.	$367,920	$397,331
Canada	508,706	839,917

	$876,626	$1,237,248

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

        During the three years ended March 31, 2015, Niska Partners did not have any other customers comprise greater than 10% of total gross revenue.

24. Quarterly Financial Data

        Quarterly results are influenced by the seasonal and other factors inherent in Niska Partners' business. The following table summarizes the quarterly financial data for the years ended March 31, 2015 and 2014:

	First Quarter (unaudited)	Second Quarter (unaudited)	Third Quarter (unaudited)	Fourth Quarter (unaudited)	Year ended March 31,
Fiscal 2015
Revenue, net	$55,377	$10,590	$39,219	$(6,867)	$98,319
Earnings (loss) before income taxes	(27,864)	(36,180)	(275,258)	(43,010)	(382,312)
Net earnings (loss) and comprehensive income (loss)	(18,972)	(28,832)	(259,623)	(43,229)	(350,656)
Earnings (loss) per unit	(0.52)	(0.78)	(6.85)	(1.12)	(9.34)
Fiscal 2014
Revenue, net	$57,189	$36,863	$25,847	$87,497	$207,396
Earnings (loss) before income taxes	7,667	(7,797)	(19,718)	635	(19,213)
Net earnings (loss) and comprehensive income (loss)	7,967	(7,845)	(13,409)	4,330	(8,957)
Earnings (loss) per unit	0.23	(0.22)	(0.37)	0.12	(0.25)

        During the first quarter of fiscal 2015, net revenue included a one-time contract termination payment of $26.0 million. The Company also recorded a provision of $27.9 million related to the migration of cushion during the same period. In the second quarter of fiscal 2015, the Company wrote down proprietary inventories by $10.5 million and recorded a provision of $5.7 million related to cushion migration. During the third quarter of fiscal 2015, the Company recorded a goodwill impairment of $245.6 million, wrote down proprietary inventories by $31.7 million and recorded a provision of $31.1 million related to cushion migration. During the fourth quarter of fiscal 2015, the Company wrote down proprietary inventories by $21.6 million. The Company recognized a loss on extinguishment of debt of $36.7 million and wrote down proprietary inventories by $4.6 million in the fourth quarter of fiscal 2014.