Form 10-Q
period 2015-06-30
Niska Gas Storage Partners LLC
filed 2015-08-07
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, there were 37,988,724 Common Units outstanding.

Cautionary Statement Regarding Forward-Looking Information

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which typically are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include changes in general economic conditions, competitive conditions in our industry, actions taken by third-party operators, processors and transporters, changes in the availability and cost of capital, operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control, the effects of existing and future laws and governmental regulations, the effects of future litigation, and certain factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

i

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2015	2014

Revenues:
Fee-based revenue	$14,262	$42,754
Optimization, net	(5,017)	12,623
	9,245	55,377
Expenses (income):
Operating	7,957	10,953
General and administrative	11,230	10,075
Depreciation and amortization	10,734	49,966
Interest	12,741	12,313
Foreign exchange losses (gains)	56	(50)
Other income	(5)	(16)

EARNINGS (LOSS) BEFORE INCOME TAXES	(33,468)	(27,864)
Income tax expense (benefit)	3,939	(8,892)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(37,407)	$(18,972)

Net earnings (loss) allocated to:

Managing Member	$(674)	$(358)
Common unitholders	$(36,733)	$(18,614)

Earnings (loss) per unit allocated to common unitholders - basic and diluted	$(0.97)	$(0.52)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	June 30,	March 31,
	2015	2015
ASSETS
Current assets
Cash and cash equivalents	$5,263	$11,699
Margin deposits	12,099	13,285
Trade receivables	1,435	2,598
Accrued receivables	29,222	44,140
Natural gas inventory	103,823	136,295
Prepaid expenses and other current assets	3,603	3,788
Short-term risk management assets	31,618	41,600
	187,063	253,405
Long-term assets
Property, plant and equipment, net of accumulated depreciation	811,570	820,467
Intangible assets, net of accumulated amortization	40,252	41,829
Deferred financing costs, net of accumulated amortization	10,087	11,001
Other assets	3,296	3,329
Long-term risk management assets	26,491	30,928
	891,696	907,554
TOTAL	$1,078,759	$1,160,959

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Revolving credit facilities	$160,600	$193,500
Current portion of obligations under capital lease	1,350	1,339
Trade payables	533	885
Current portion of deferred taxes	2,334	2,334
Deferred revenue	1,656	6,669
Accrued liabilities	41,664	47,686
Short-term risk management liabilities	24,910	25,560
	233,047	277,973
Long-term liabilities
Long-term risk management liabilities	17,395	20,833
Asset retirement obligations	2,406	2,308
Other long-term liabilities	1,166	1,270
Deferred income taxes	91,652	88,317
Obligations under capital lease	9,246	9,587
Long-term debt	575,000	575,000
	696,865	697,315
Members’ equity (deficit)
Common units	(117,965)	(81,805)
Managing Member’s interest	266,812	267,476
	148,847	185,671
Commitments and contingencies (Note 2)
TOTAL	$1,078,759	$1,160,959

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Three Months Ended
	June 30,
	2015	2014

Operating Activities
Net earnings (loss)	$(37,407)	$(18,972)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Unrealized foreign exchange losses (gains)	55	(125)
Deferred income tax expense (benefit)	3,293	(8,892)
Unrealized risk management losses	10,331	1,151
Depreciation and amortization	10,734	49,966
Amortization of deferred financing costs	915	912
Gain on disposal of assets	—	(14)
Non-cash compensation expense	583	250
Changes in non-cash working capital	38,802	(101,172)
Net cash provided by (used in) operating activities	27,306	(76,896)

Investing Activities
Property, plant and equipment expenditures	(609)	(685)
Proceeds from disposal of assets	—	14
Net cash used in investing activities	(609)	(671)

Financing Activities
Proceeds from revolver drawings	45,100	352,500
Revolver payments	(78,000)	(267,500)
Payments of financing costs	—	(857)
Repayments of obligations under capital lease	(331)	(321)
Distributions to unitholders	—	(7,368)
Net cash (used in) provided by financing activities	(33,231)	76,454

Effect of translation on foreign currency cash and cash equivalents	98	199
Net decrease in cash and cash equivalents	(6,436)	(914)
Cash and cash equivalents, beginning of period	11,699	7,704
Cash and cash equivalents, end of period	$5,263	$6,790

Supplemental cash flow disclosures (Note 11)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

		Managing
	Common	Member
	Units	Interest	Total

Balance, April 1, 2014	$279,604	$274,536	$554,140

Net earnings (loss)	(18,614)	(358)	(18,972)

Distributions to unitholders	(13,493)	(263)	(13,756)

Issuance of common units	6,385	—	6,385

Non-cash compensation expense	245	5	250

Balance, June 30, 2014	$254,127	$273,920	$528,047

Balance, April 1, 2015	$(81,805)	$267,476	$185,671

Net earnings (loss)	(36,733)	(674)	(37,407)

Non-cash compensation expense	573	10	583

Balance, June 30, 2015	$(117,965)	$266,812	$148,847

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

1. Organization and Basis of Presentation

Organization

Niska Gas Storage Partners LLC (“Niska Partners” or the “Company”) is a publicly traded Delaware limited liability company (NYSE:NKA) which independently owns and operates natural gas storage assets in North America. The Company operates the AECO Hub™, which consists of the Countess and Suffield gas storage facilities in Alberta, Canada and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Each of these facilities markets natural gas storage services in addition to optimizing storage capacity with proprietary gas purchases.

In June 2015, the Company and Niska Gas Storage Management LLC, its Managing Member, entered into a definitive agreement to be acquired by Brookfield Infrastructure and its institutional partners (“Brookfield”). Under the terms of the agreement (“Merger Agreement”), Brookfield will acquire all of the Company’s outstanding common units for $4.225 per common unit in cash and will acquire the Managing Member and the Incentive Distribution Rights (“IDRs”) in the Company (the “Transaction”). The closing of the Transaction is expected to occur in the second half of calendar year 2016 and is subject to customary closing conditions and regulatory approvals, including approval by the California Public Utilities Commission. A period provided for in the Merger Agreement for unsolicited consideration of alternative acquisition proposals expired on July 29, 2015.

The Merger Agreement, which includes a commitment by the Company not to make earnings distributions until the earlier of the date of closing or termination of the Transaction, was approved by the Company’s Board of Directors and the Conflicts Committee of its Board of Directors. Affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (collectively, the “Carlyle/Riverstone Funds”) delivered a written consent approving the Transaction. No additional unitholder action is required to approve the Transaction.

In connection with the entry into the Merger Agreement, Brookfield committed to lend up to $50.0 million to the Company under a short-term credit facility to be used for working capital purposes (see Notes 3 and 13).

At June 30, 2015, Niska Partners had 37,988,724 common units outstanding. Of this amount, 20,488,525 common units are owned by the Carlyle/Riverstone Funds through Niska Holdings, L.P. and Niska Sponsor Holdings Cȯȯpertief (“Sponsor Holdings”), U.A., along with a 1.80% Managing Member’s interest in the Company and all of the Company’s IDRs. Including all of the common units owned by the Carlyle/Riverstone Funds, along with the 1.80% Managing Member’s interest, the Carlyle/Riverstone Funds have a 54.76% ownership interest in the Company excluding the IDRs, which are a variable interest. The remaining 17,500,199 common units, representing a 45.24% ownership interest excluding the IDRs, are owned by the public.

Basis of Presentation

The accounting policies applied in these unaudited interim financial statements are consistent with the policies applied in the consolidated financial statements of Niska Partners and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

1. Organization and Basis of Presentation (continued)

Basis of Presentation (continued)

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except for the balance sheet at March 31, 2015 which is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of June 30, 2015, the results of Niska Partners’ operations and its cash flows for the three months ended June 30, 2015 and 2014. The results of operations for the three months ended June 30, 2015 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2016. The optimization of proprietary gas purchases is seasonal with the majority of the revenues and costs associated with the physical sale of proprietary gas generally occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

Pursuant to the rules and regulations of the SEC, the unaudited consolidated financial statements do not include all of the information and notes normally included with financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements should be read in conjunction with the consolidated financial statements of Niska Partners and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

2. Commitments and Contingencies

Commitments

Niska Partners has entered into non-cancelable operating leases for temporary pressure-support gas, office space, land-use rights at its operating facilities, storage capacity at other facilities, equipment, and vehicles used in its operations. The remaining lease terms expire between July 2015 and February 2058 and require the payment of taxes, insurance and maintenance by the lessee.

Contingencies

In June 2015, the Company engaged the services of certain consultants for consideration of $5.8 million, the payment of which is contingent upon the successful closing of the Transaction.

As of June 30, 2015, the Company was under review by Canadian tax authorities for withholding taxes paid on behalf of the Carlyle/Riverstone Funds and the investors of the Carlyle/Riverstone Funds for earnings distributions made prior to the Company’s initial public offering. The Company received a notice from the Canadian tax authorities of a proposed assessment for $10.6 million and estimates the probable amount payable to range from $6.1 million to the proposed assessment of $10.6 million. The Company has recorded the minimum of the range, or $6.1 million, as a liability to the Canadian tax authorities. Niska Holdings L.P., a company held by the Carlyle/Riverstone Funds and the parent of Sponsor Holdings, guaranteed the repayment of any amounts owing with respect to this matter to the Company. Accordingly, as the Company believes collection of any amounts owing is reasonably assured, it recorded a corresponding receivable of $6.1 million.

Between June 26 and July 2, 2015, alleged unitholders of Niska Gas Storage Partners LLC (the “Plaintiffs”) filed four class action lawsuits against Niska Gas Storage Partners LLC, Niska Gas Storage Management LLC (“ManagementCo”), Niska Sponsor Holdings Coöperatief U.A. (“Swan Sponsor”) (collectively “Niska”), Brookfield Infrastructure Partners L.P. (“Brookfield”), Swan Holdings LP (“Parent”), Swan Merger Sub LLC (“Merger Sub”), and the members of Niska’s board of directors (collectively with Niska, the “Defendants”) in the Court of Chancery of the State of Delaware. These lawsuits are styled (a) Eddie Barringer vs. Niska Gas Storage Partners LLC, et al. (Case No. 11210); (b) David Raul vs. Niska Gas Storage Partners LLC, et al. (Case No. 11220); (c) Nathan Peterson vs. Niska Gas Storage Partners LLC, et al., (Case No. 11234); and (d) Fred Pappey vs. William H. Shea, Jr. et al., (Case No. 11238) (collectively, the “Litigation”).

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

2. Commitments and Contingencies (continued)

Contingencies (continued)

The Plaintiffs allege causes of action challenging aspects of the proposed acquisition of Niska Gas Storage Partners LLC by Brookfield Infrastructure Partners L.P. and its institutional partners (the “Brookfield Merger”), including that Niska’s board of directors breached their alleged fiduciary duties to Niska’s unitholders and that Niska and Brookfield aided and abetted the board of director’s breaches of alleged fiduciary duties. In general, the Plaintiffs allege the Brookfield Merger (a) provides inadequate consideration to Niska unitholders; (b) contains contractual terms (e.g. the no-solicitation, information rights, matching rights, and termination fee provisions) that dissuade other potential merger partners from making competing proposals; and (c) is not subject to a “majority of the minority” voting requirement.

Based on these allegations, the Plaintiffs request relief enjoining Niska from proceeding with or consummating the Brookfield Merger. To the extent that the Brookfield Merger is consummated before injunctive relief is granted, the Plaintiffs seek to have the Brookfield Merger rescinded. Plaintiffs also seek damages and experts’ and attorneys’ fees.

The Defendants’ date to answer, move to dismiss, or otherwise respond to the Litigation has not yet been set as Plaintiffs’ counsel has advised that Plaintiffs will be moving to consolidate the Litigation into one action and file a consolidated amended complaint. At that point, the parties will negotiate a schedule for Defendants to answer, move to dismiss, or otherwise respond. The Defendants believe the Litigation is without merit and intend to vigorously defend against it.

The Company and its subsidiaries are also subject to other legal and tax proceedings and actions arising in the normal course of business. While the outcome of these proceedings and actions cannot be predicted with certainty, it is the opinion of Management that the resolution of such proceedings and actions will not have a material impact on the Company’s consolidated financial position or results of operations.

3. Debt

Niska Partners’ debt obligations consist of the following:

	June 30,	March 31,
	2015	2015

Senior Notes due 2019	$575,000	$575,000
Revolving credit facilities	160,600	193,500
Total	735,600	768,500
Less portion classified as current	(160,600)	(193,500)
	$575,000	$575,000

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

3. Debt (continued)

Senior Notes due 2019

The Company has senior unsecured notes due 2019 (the “6.50% Senior Notes” or “Notes”) which were issued through its subsidiaries Niska Gas Storage Finance Corp. and Niska Gas Storage Canada ULC (together, the “Issuers”). The 6.50% Senior Notes are senior unsecured obligations which are: (1) effectively junior to Niska Partners’ secured obligations to the extent of the value of the collateral securing such debt; (2) equal in right of payment with all existing and future senior unsecured indebtedness of the Company; and (3) senior in right of payment to any future subordinated indebtedness of Niska Partners. The 6.50% Senior Notes are fully and unconditionally guaranteed by Niska Partners and certain of its direct and indirect subsidiaries on a senior unsecured basis, and are: (1) effectively junior to each guarantor’s secured obligations; (2) equal in right of payment with all existing and future senior unsecured indebtedness of each guarantor; and (3) senior in right of payment to any future subordinated indebtedness of each guarantor.

Interest on the 6.50% Senior Notes is payable semi-annually on October 1 and April 1, and the Notes will mature on April 1, 2019. As of June 30, 2015, the estimated fair market value of the Notes was $541.9 million.

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

The indenture governing the 6.50% Senior Notes limits Niska Partners’ ability to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. However, it does not prohibit certain types or amounts of restricted payments, including a general basket of $75.0 million of restricted payments.

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

As of June 30, 2015, $160.6 million in borrowings, with a weighted average interest rate of 4.03% (March 31, 2015 - $193.5 million of borrowings had a weighted average interest rate of 3.98%), were outstanding under the credit facilities. Amounts committed in support of letters of credit totaled $18.4 million at June 30, 2015 (March 31, 2015 - $5.8 million). Any borrowings under the $400 million Credit Agreement are classified as current.

The Credit Agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of June 30, 2015, the borrowing base collateral totaled $258.0 million.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

3. Debt (continued)

Revolving Credit Facilities (continued)

As of June 30, 2015, Niska Partners was in compliance with all covenant requirements under the indenture governing the 6.50% Senior Notes and the $400 million Credit Agreement. The fixed charge coverage ratio was 0.6 to 1.0, and therefore, the Company has become subject to the above restriction.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the 6.50% Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners and have no restricted assets as of June 30, 2015.

Short-term Credit Facility

On July 28, 2015, the Company entered into a credit agreement with respect to a $50 million short term credit facility (the “Short-term Credit Facility”), which may be borrowed subject to certain customary conditions. The outstanding loans under the Short-term Credit Facility will bear interest at a rate per annum equal to 10.0%, which shall be payable in cash on a quarterly basis, unless the Company elects to pay such interest in-kind by capitalizing accrued interest into the principal amount. Amounts borrowed under the Short-term Credit Facility may be prepaid without premium and penalty, and all amounts due and owing under the Short-term Credit Facility will be payable on the earlier of January 28, 2017 or the first to occur of (a) the acceleration of the loans during the continuance of an event of default under the Short-term Credit Facility, (b) the date on which the Merger Agreement is terminated in accordance with its terms, (c) the date that is 90 days after the date on which the required lenders have determined that the acquisition of the business of the Company and its subsidiaries pursuant to the Merger Agreement cannot or will not be consummated for any reason, including without limitation regulatory matters or legal bars, and (d) any uncured breach of any other agreement between the Company and certain affiliates, on the one hand, and any lenders or any affiliate thereof, on the other hand, which results in termination of such agreement.

The Company’s obligations under the Short-term Credit Facility are guaranteed by its parent, Sponsor Holdings, and the Company’s subsidiaries which guarantee the obligations under its $400.0 Revolving Credit Agreement. Such obligations are also secured by a pledge by Sponsor Holdings over its equity interests in the Company and Niska Gas Storage Management LLC.  The guarantee and pledge by Sponsor Holdings will terminate to the extent the Company obtains an amendment to $400 million Credit Agreement which permits the Company and its subsidiaries to grant a security interest over their assets to the lenders under the Short-term Credit Facility, or such earlier date as the transactions contemplated by the Merger Agreement are consummated.

The Short-term Credit Facility requires the Company to comply with certain affirmative and negative covenants, with the Company permitted to enter into activities to the extent permitted by both the Merger Agreement and the Company’s $400 million Credit Agreement. The Company is also subject to customary events of default, substantially consistent with its $400 million Credit Agreement.

Any borrowings under the Short-term Credit Facility will be classified as current.

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

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At June 30, 2015, 38.9 Bcf of natural gas inventory was offset with financial contracts, representing 99.1% of total inventory. At March 31, 2015, 47.2 Bcf of natural gas inventory was offset with financial contracts, representing 98.6% of total inventory. As of June 30, 2015 and March 31, 2015, the volumes of inventories which were economically hedged using each type of contract were:

	June 30,	March 31,
	2015	2015

Forwards	2.1 Bcf	1.5 Bcf
Futures	36.8 Bcf	46.0 Bcf
Swaps	—	(0.3 Bcf)
	38.9 Bcf	47.2 Bcf

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment. For the three months ended June 30, 2015 and 2014, no doubtful accounts expense was recognized as a result of receivables deemed to be uncollectible. It is management’s opinion that no allowance for doubtful accounts was required as of June 30, 2015 and March 31, 2015, respectively, on the Company’s accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Credit risk is assessed prior to transacting with any counterparty and each counterparty is required to maintain an investment grade rating, provide a parental guarantee from an investment grade parent, or provide an alternative method of financial assurance (letter of credit, cash, etc.) to support proposed transactions. In addition, the Company’s tariffs contain provisions that permit it to take title to a customer’s inventory should the customer’s account remain unpaid for an extended period of time. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 44.8% and 64.0% of gross revenues for the three months ended June 30, 2015 and 2014, respectively, is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default.

Exchange traded futures and options comprise approximately 65.4% of Niska Partners’ commodity risk management assets at June 30, 2015. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

Niska Partners further manages credit exposure by entering into master netting agreements for the majority of non-retail contracts. These master netting agreements provide the Company, in the event of default, the right to offset the counterparty’s rights and obligations.

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At June 30, 2015, Niska Partners was exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $160.6 million was drawn.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the U.S. dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows exceed Canadian currency inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at June 30, 2015 was $25.4 million (March 31, 2015 - $19.6 million). These contracts expire on various dates from July 1, 2015 through July 25, 2016. Niska Partners has not elected hedge accounting treatment, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at June 30, 2015 and March 31, 2015:

	Energy	Currency
June 30, 2015	Contracts	Contracts	Total

Short-term risk management assets	$29,239	$2,379	$31,618
Long-term risk management assets	26,398	93	26,491
Short-term risk management liabilities	(24,618)	(292)	(24,910)
Long-term risk management liabilities	(17,395)	—	(17,395)
	$13,624	$2,180	$15,804

	Energy	Currency
March 31, 2015	Contracts	Contracts	Total

Short-term risk management assets	$39,392	$2,208	$41,600
Long-term risk management assets	29,647	1,281	30,928
Short-term risk management liabilities	(25,560)	—	(25,560)
Long-term risk management liabilities	(20,512)	(321)	(20,833)
	$22,967	$3,168	$26,135

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Information about the Company’s risk management assets and liabilities that had netting or rights of offset arrangements is as follows:

June 30, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$115,642	$(60,005)	$55,637	$(38,020)	$17,617
Currency derivatives	2,502	(30)	2,472	—	2,472
Total assets	118,144	(60,035)	58,109	(38,020)	20,089
Liabilities
Commodity derivatives	102,018	(60,005)	42,013	(35,067)	6,946
Currency derivatives	322	(30)	292	(292)	—
Total liabilities	102,340	(60,035)	42,305	(35,359)	6,946

Net	$15,804	$—	$15,804	$(2,661)	$13,143

March 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$148,385	$(79,346)	$69,039	$(50,070)	$18,969
Currency derivatives	5,167	(1,678)	3,489	—	3,489
Total assets	153,552	(81,024)	72,528	(50,070)	22,458
Liabilities
Commodity derivatives	125,418	(79,346)	46,072	(39,338)	6,734
Currency derivatives	1,999	(1,678)	321	(321)	—
Total liabilities	127,417	(81,024)	46,393	(39,659)	6,734

Net	$26,135	$—	$26,135	$(10,411)	$15,724

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

The Company expects to recognize risk management assets and liabilities outstanding at June 30, 2015 into net earnings and comprehensive income in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total
Fiscal year ending March 31, 2016	$3,700	$1,200	$4,900
Fiscal year ending March 31, 2017	6,307	980	7,287
Fiscal year ending March 31, 2018	4,351	—	4,351
Thereafter	(734)	—	(734)
	$13,624	$2,180	$15,804

Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended
	June 30,
	2015	2014	Classification

Energy contracts
Realized	$5,758	$4,765	Optimization, net
Unrealized	(9,343)	(222)	Optimization, net
Currency contracts
Realized	742	1,196	Optimization, net
Unrealized	(988)	(929)	Optimization, net
	$(3,831)	$4,810

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

Fair values have been determined as follows for Niska Partners’ assets and liabilities that were accounted for or disclosed at fair value on a recurring and non-recurring basis:

June 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$55,637	$—	$55,637
Currency derivatives	—	2,472	—	2,472
Total assets	$—	$58,109	$—	$58,109
Liabilities
Commodity derivatives	$—	$42,013	$—	$42,013
Currency derivatives	—	292	—	292
Long-term debt	—	541,938	—	541,938
Total liabilities	$—	$584,243	$—	$584,243

March 31, 2015

	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$69,039	$—	$69,039
Currency derivatives	—	3,489	—	3,489
Goodwill	—	—	—	—
Total assets	$—	$72,528	$—	$72,528
Liabilities
Commodity derivatives	$—	$46,072	$—	$46,072
Currency derivatives	—	321	—	321
Long-term debt	—	432,688	—	432,688
Total liabilities	$—	$479,081	$—	$479,081

The Company’s derivative assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2. The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach. The key inputs used in Niska Partners’ valuation models include transaction-specific details such as notional volumes, contract prices and contract terms as well as forward market prices and basis differentials for natural gas obtained from third-party service providers (typically the New York Mercantile Exchange, or NYMEX). There were no changes in Niska Partners’ approach to determining fair value and there were no transfers out of Level 2 during the periods ended June 30, 2015 and March 31, 2015.

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are supported by observable market transactions when available.

Non-financial assets and liabilities are re-measured at fair value on a non-recurring basis.  During the year ended March 31, 2015, the Company wrote down goodwill to its estimated fair value of $nil, which is classified as a Level 3 measurement in the table above.  There were no other non-financial assets or liabilities recorded at fair value as of June 30, 2015 and March 31, 2015.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Members’ Equity

Unit-Based Performance Plan

The Company maintains compensatory unit-based performance plans (the “Plans”) to provide long-term incentive compensation for certain employees and directors, and to align their economic interest with those of common unitholders. The Plans are administered by the Compensation Committee of the Board of Directors and permit the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, other unit-based awards, distribution equivalent rights and substitution awards. Unit-based awards are settled either in cash or in common units following the satisfaction of certain time and/or performance criteria.

The Company has agreed not to grant additional unit awards under this plan under the terms of the Merger Agreement.

Unit-based awards are classified as liabilities when expected to be settled in cash or when the Company has the option to settle in cash or equity. This accounting treatment has resulted from the Company’s historical practice of choosing to settle this type of award in cash. When awards are classified as liabilities, the fair value of the units granted is determined on the date of grant and is re-measured at each reporting period until the settlement date. The fair value at each remeasurement date is equal to the settlement expected to be incurred based on the anticipated number of units vested adjusted for (i) the passage of time and (ii) the payout threshold associated with the performance targets which the Company expects to achieve compared to its established peers. The performance criterion is based on total unitholder return (“TUR”) metrics compared to such metrics of a select group of the Company’s peers. The TUR metrics reflect the Company’s percentile ranking during the applicable performance period compared to a peer group. The pro-rata number of units vested is calculated as the number of performance awards multiplied by the percentage of the requisite service period.

Unit-based awards that are expected to be settled in units are classified as equity. The fair value of the units granted is determined on the date of grant and is amortized to equity using the straight-line method over the vesting period. Each equity settled award permits the holder to receive one common unit on the vesting date.

The following tables summarize the Company’s unit-based awards outstanding and non-vested unit-based awards as of June 30, 2015:

	Number of Time-Based Units	Number of Performance- Based Units	Total Units
Unit-based awards outstanding - March 31, 2015	1,199,341	214,679	1,414,020
Exercised	(205,229)	(124,049)	(329,278)
Unit-based awards outstanding - June 30, 2015	994,112	90,630	1,084,742

	Number of Time-Based Units	Number of Performance- Based Units	Total Units
Nonvested unit-based awards - March 31, 2015	1,199,341	214,679	1,414,020
Vested	(205,229)	(124,049)	(329,278)
Nonvested unit-based awards June 30, 2015	994,112	90,630	1,084,742

In July 2015, in conjunction with the Transaction, the Company and certain employees agreed to modify a portion of the outstanding unit-based awards — see Note 13.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Members’ Equity (continued)

Unit-Based Performance Plan (continued)

As of June 30, 2015, outstanding unit-based awards classified as liability and equity amounted to 372,007 units and 712,735 units, respectively. Of the outstanding unit-based awards classified as a liability, 95,346 units could be settled in cash or units.

Unit-based compensation expense for the three months ended June 30, 2015 and 2014 were $0.9 million and $1.2 million, respectively. Amounts paid to employees for unit-based awards settled in cash for the three months ended June 30, 2015 and 2014 were $0.3 million and $10.6 million, respectively. No equity awards were settled during the three months ended June 30, 2015, and 2014.

As of June 30, 2015, there was $4.7 million (March 31, 2015 - $5.1 million) of total unrecognized compensation cost related to non-vested unit-based awards granted that were subject to both time and performance conditions. That cost is expected to be recognized over the next three years.

Earnings per unit:

Niska Partners uses the two-class method for allocating earnings per unit (“EPU”). The two-class method requires the determination of net earnings (loss) allocated to member interests as shown below.

	Three Months Ended
	June 30,
	2015	2014
Numerator:
Net earnings (loss) attributable to Niska Partners	$(37,407)	$(18,972)
Less:
Managing Member’s interest	674	358
Net earnings (loss) attributable to common unitholders	$(36,733)	$(18,614)

Denominator:
Basic:
Weighted average units outstanding	37,988,724	35,911,392

Diluted:
Weighted average units outstanding	37,988,724	35,911,392

Earnings (loss) per unit:
Basic	$(0.97)	$(0.52)
Diluted	$(0.97)	$(0.52)

The Company maintains a unit-based compensation plan that could dilute EPU in future periods. Because those awards were anti-dilutive for the quarter ended June 30, 2015, the diluted EPU calculation above excludes a weighted average of 712,735 unit-based awards that will be settled as equity. Niska Partners did not have unit-based awards that could dilute future EPU during the quarter ended June 30, 2014.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

7. Revenues

Niska Partners’ fee-based revenue consists of the following:

	Three Months Ended
	June 30,
	2015	2014

Long-term contract revenue	$9,645	$40,482
Short-term contract revenue	4,617	2,272
Total	$14,262	$42,754

Long-term contract revenue for the three months ended June 30, 2014 included a one-time payment of $26.0 million as a result of the termination by TransCanada Gas Storage Partnership (“TransCanada”), the Company’s largest volumetric customer, of its previous storage service agreement.

Optimization, net consists of the following:

	Three Months Ended
	June 30,
	2015	2014

Realized optimization revenue, net	$5,314	$13,774
Unrealized risk management losses	(10,331)	(1,151)
Total	$(5,017)	$12,623

8. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended
	June 30,
	2015	2014

Income tax expense (benefit)	$3,939	$(8,892)

Effective income tax rate	-12%	32%

Income tax expense increased by $12.8 million compared to the three months ended June 30, 2014 primarily due to lower recognized taxable losses and an increase in Canadian provincial income tax rates which impacted certain Canadian taxable entities.

The effective tax rate for the three months ended June 30, 2015 and 2014 differs from the U.S. statutory federal rate of 35% primarily due to the additional tax expense recognized as a result of increase income tax rate in certain Canadian taxable entities and earnings (loss) on non-taxable entities.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

9. Accrued Liabilities

Niska Partners’ accrued liabilities consist of the following:

	June 30,	March 31,
	2015	2015

Accrued gas purchases	$13,393	$13,917
Accrued interest	11,856	21,411
Employee-related accruals	1,612	2,369
Other accrued liabilities	14,803	9,989
	$41,664	$47,686

10. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the three months ended June 30, 2015 and 2014 consist of the following:

	Three Months Ended
	June 30,
	2015	2014

Margin deposits	$1,185	$(40,915)
Trade receivables	1,171	3,702
Accrued receivables	14,953	116,120
Natural gas inventory	32,472	(179,651)
Prepaid expenses and other current assets	186	(1,420)
Other assets	80	—
Trade payables	(92)	(593)
Accrued liabilities	(6,035)	(3,350)
Deferred revenue	(5,012)	5,589
Other long-term liabilities	(106)	(654)
Total	$38,802	$(101,172)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

11. Supplemental Cash Flow Disclosures

	Three Months Ended
	June 30,
	2015	2014

Interest paid	$21,546	$1,585
Taxes paid (recovered)	$251	$(16)

Non-cash changes in working capital related to property, plant and equipment	$397	$(292)

Non-cash earnings distribution and reinvestment	$—	$6,385

12. Segment Disclosures

The Company’s process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

Niska Partners operates along functional lines in its commercial, engineering, and operations teams for operations in Alberta, northern California and the U.S. mid-continent. All functional lines and facilities offer the same services: storage and optimization. The Company has a small retail marketing business which is an extension of the Company’s proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third-party customers. All services are delivered using reservoir storage. The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses. The Company has aggregated its operating segments into one reportable segment as at June 30, 2015 and March 31, 2015 and for each of the three months ended June 30, 2015 and 2014.

Information pertaining to the Company’s short-term and long-term contract services and net optimization revenues is presented in the consolidated statements of earnings (loss) and comprehensive income (loss). All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, local distribution companies and municipal energy consumers.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

12. Segment Disclosures (continued)

The following tables summarize the net revenues and long lived assets by geographic area:

	Three Months Ended
	June 30,
	2015	2014
Net realized revenues
U.S.	$5,312	$4,044
Canada	14,264	52,484
Net unrealized revenues
U.S.	(9,340)	2,359
Canada	(991)	(3,510)
Inter-entity
U.S.	(154)	—
Canada	154	—
	$9,245	$55,377

	June 30,	March 31,
	2015	2015
Long-lived assets (at period end)
U.S.	$364,494	$367,920
Canada	500,711	508,706
	$865,205	$876,626

13. Subsequent Events

Modification of Certain Unit-based Awards Outstanding

In July 2015, the Company offered certain eligible employees retention award opportunities that will become vested on the earlier of the date of successful closing of the Transaction or the ninetieth day following the termination of the transaction contemplated in the Merger Agreement. To participate in this plan, each participant was required to forfeit rights to any outstanding performance-based unit awards and agree that all settlements, if any, of the outstanding time-based unit awards will be settled in cash.

Eligible employees with 462,230 outstanding unit-based awards participated in this plan which resulted in modifications of their original awards. Management evaluated the impact of these modifications to the Company’s result of operation and cash flows for the quarter ending September 30, 2015 and determined that the impact is not material.

Short-term Credit Facility

On July 28, 2015, Niska Partners entered into a definitive agreement whereby Brookfield committed to lend up to $50.0 million to the Company under a short term credit facility to be used for working capital purposes (see Note 3).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this report. The following information and such unaudited consolidated financial statements should also be read in conjunction with the consolidated financial statements and related notes, management’s discussion and analysis of financial condition and results of operations and other information included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with GAAP requires estimates and judgments to be made regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and remained unchanged as of June 30, 2015.

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

We earn revenues by leasing storage on a long-term firm (“LTF”) contract basis for which we receive monthly reservation fees for fixed amounts of storage, leasing storage on a short-term firm (“STF”) contract basis, where a customer pays a fixed fee to inject a specified quantity of natural gas on a specified date or dates and a fixed fee to withdraw on a specified future date or dates, and optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins that can be higher than those from third-party contracts. Proprietary optimization activities occur when the Company purchases and sells natural gas for its own account. Our revenues related to our marketing business are included in proprietary optimization activities.

The Company has a total of 244.9 Bcf of working gas capacity among its facilities, including 2.9 Bcf leased from a third-party pipeline company.

We have aggregated all of our activities in one reportable operating segment for financial reporting purposes. Our consolidated financial statements are prepared in accordance with GAAP.

Factors that Impact Our Business

In June 2015, the Company and Niska Gas Storage Management LLC, its Managing Member, entered into a definitive agreement to be acquired by Brookfield. Under the terms of the Merger Agreement, Brookfield will acquire all of the Company’s outstanding common units for $4.225 per common unit in cash and will acquire the Managing Member and the IDRs in the Company. The closing of the Transaction is expected to occur in the second half of calendar year 2016 and is subject to customary closing conditions and regulatory approvals, including approval by the California Public Utilities Commission. A period provided for in the Merger Agreement for unsolicited consideration of alternative acquisition proposals expired on July 29, 2015.

The Merger Agreement, which includes a commitment by the Company not to make earnings distributions until the earlier of the date of closing or termination of the Transaction, was approved by the Company’s Board of Directors and the Conflicts Committee of its Board of Directors. Affiliates of the Carlyle/Riverstone Funds delivered a written consent approving the Transaction. No additional unitholder action is required to approve the Transaction.

In connection with the entry into the Merger Agreement, Brookfield committed to lend up to $50.0 million to the Company under a short-term credit facility to be used for working capital purposes.

During the three months ended June 30, 2015, the difference between summer and winter prices in the natural gas futures market, referred to as the seasonal spread, remained extremely narrow and low levels of volatility persisted in the cash market. These conditions resulted from numerous factors, including, but not limited to: (i) a material year-over-year increase in natural gas production in the Lower 48 states as well as in Western Canada; (ii) higher overall levels of natural gas in storage; (iii) real or perceived changes in overall supply and demand fundamentals; and (iv) the development of new pipeline infrastructure connecting new supply to markets. These market conditions have negatively impacted our revenues during the three months ended June 30, 2015 by eroding the prices we can charge for long term firm contracting services, as well as reducing the profitability of our STF and optimization activities, where we make economically hedged natural gas purchases for our own account. As STF and LTF contracts expire in future years, new contracts could be entered into at lower rates than the expiring contracts, and the impact on revenues could be material. If low levels of volatility and narrow seasonal spreads persist, our future revenues and profitability will continue to be adversely affected to a material extent.

The combination of reductions in natural gas prices, collateral required to support our retail marketing operations, costs associated with the requirements for temporary reservoir pressure support and unfavorable market conditions which have prevented us from realizing additional revenues and earnings have reduced the liquidity available under the Company’s $400 million revolving credit facility. Continued reduction in amounts available under the revolving credit facilities may restrict our ability to pursue optimization strategies. The inability to pursue such revenue strategies may have a material adverse effect on the Company’s revenues and profitability.

Market conditions for natural gas storage can change rapidly as a result of a number of factors, including weather patterns, overall storage levels across North America in the markets we serve, current and anticipated levels of natural gas supply and demand, and constraints on pipeline infrastructure capacity. Accordingly, current market conditions may not be a reliable predictor of future market conditions. Longer term, we believe several factors may contribute to meaningful growth in North American natural gas demand, including: (i) exports of North American Liquefied Natural Gas; (ii) fuel switching for power generation from coal to natural gas; (iii) construction of new gas-fired power plants; (iv) growing exports to Mexico; and (v) growth in base-load industrial demand, all of which could bolster the demand for, and the commercial value of, natural gas storage. We are unable to predict the timing or magnitude of such events nor can we predict the ultimate impact they may have on our results of operations.

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

To mitigate the cost of our forecasted cycling requirements over the next five years, we implemented a hedging program to purchase and lease gas. Over the upcoming five years, the expected cumulative cost of temporary pressure support gas is approximately $6 million. This cost relates to our commitments to lease certain volumes of natural gas to address our future temporary pressure support needs. In the event that natural gas storage market conditions become more favorable, the cost of managing our operational requirements could be reduced. However, if the conditions deteriorate, the cost of managing our operational requirements will increase.

The Company’s functional currency is the U.S. dollar. The Company generates revenues from its Canadian operations in Canadian dollars. Cash inflows from revenues are offset, in part, by natural gas inventory purchases, operating, general and administrative and capital costs that are also transacted in Canadian dollars. The majority of the Company’s hedges are transacted in U.S. dollars on the NYMEX or with private counterparties. The Company’s financial instruments, principally its Common Units, Senior Notes and revolving credit facilities, are principally denominated in U.S. dollars. The Company hedges its net exposure to the Canadian dollar by entering into currency hedges for the substantial majority of its net exposure for existing transactions. The Company does not hedge its net Canadian dollar exposure for potential future transactions, because the timing and amount of those transactions, which include proprietary optimization purchases and sales, are difficult to predict. Niska does not believe that declines in the Canadian dollar have materially impacted the Company’s results of operations to date because of the Company’s hedging strategy.

In the intermediate term, any declines in value of the Canadian dollar versus the U.S. dollar will reduce positive cash flows measured in U.S. dollars to the extent Niska is not able to hedge these transactions in advance. Because of the matters discussed above, the Company is unable to predict the impact of any such declines should they occur.

Results of Operations

A summary of financial data for each of the three months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended
	June 30,
	2015	2014
	(unaudited)
Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) Data:
Revenues:
Fee-based revenue	$14,262	$42,754
Optimization, net	(5,017)	12,623
	9,245	55,377
Expenses (income):
Operating	7,957	10,953
General and administrative	11,230	10,075
Depreciation and amortization	10,734	49,966
Interest	12,741	12,313
Foreign exchange losses (gains)	56	(50)
Other income	(5)	(16)
Earnings (loss) before income taxes	(33,468)	(27,864)

Income tax expense (benefit)	3,939	(8,892)

Net earnings (loss) and comprehensive income (loss)	$(37,407)	$(18,972)

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings (Loss)
Net earnings (loss)	$(37,407)	$(18,972)
Add/(deduct):
Interest expense	12,741	12,313
Income tax expense (benefit)	3,939	(8,892)
Depreciation and amortization	10,734	49,966
Non-cash compensation expense	583	250
Unrealized risk management losses	10,331	1,151
Foreign exchange losses (gains)	56	(50)
Other income	(5)	(16)
Adjusted EBITDA	972	35,750

Less:
Cash interest expense, net	11,827	11,401
Income taxes paid (recovered)	251	(16)
Maintenance capital expenditures	155	399
Other income	(5)	(16)
Cash Available for Distribution	$(11,256)	$23,982

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

Revenues for each of the three months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2015	2014
	(unaudited)

Long-term contract revenue	$9,645	$40,482
Short-term contract revenue	4,617	2,272
Fee-based revenue	$14,262	$42,754

Realized optimization, net	$5,314	$13,774
Unrealized risk management losses	(10,331)	(1,151)
Optimization revenue, net	$(5,017)	$12,623

Changes in revenue in the quarter were primarily attributable to the following:

Long-term contract revenue.  LTF revenue for the three months ended June 30, 2015 decreased by $30.8 million (76%) compared to the three months ended June 30, 2014 primarily due to the one-time, early termination payment of $26.0 million received from TransCanada in May 2014. Excluding the impact of this prior-period transaction, revenues declined by $4.8 million. This decline mainly resulted from lower contract rates.

Short-term contract revenue.  STF revenue for the three months ended June 30, 2015 increased by $2.3 million (103%) when compared to the three months ended June 30, 2014. During the year ended March 31, 2014, certain transactions with lower contract rates were entered into to mitigate withdrawal risk during the winter. The effects of this continued into first quarter of fiscal 2015. The lack of similar transactions in the quarter ended June 30, 2015 resulted in higher STF revenue when compared to the same period last year.

Optimization Revenue.  Optimization revenue for the three months ended June 30, 2015 decreased to a loss of $5.0 million from net revenue of $12.6 million in the first quarter of fiscal 2015. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. Our net optimization revenue includes the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenue to fluctuate from period to period. The components of optimization revenues are as follows:

Realized Optimization Revenue, net.  Net realized optimization revenue for the three months ended June 30, 2015 decreased by $8.5 million compared to the first quarter of the previous year. The timing of settlement of financial hedges and their relative positioning in each year impacted the gains realized on a three month basis. The three months ended June 30, 2015 also included $4.4 million in realized optimization revenue related to our marketing business, compared to $3.3 million realized during the three months ended June 30, 2014. Revenue from the marketing business exceeded last year as a result of increases in the residential market in Western Canada.

Unrealized Risk Management Gains (Losses). Unrealized risk management gains and losses are recorded based on the market value of derivative contracts. For the three months ended June 30, 2015, unrealized risk management losses resulted from the reversal of gains from previous periods associated with in-the-money contracts that settled in the current period.

The three months ended June 30, 2015 also included $1.1 million in unrealized risk management losses from our retail marketing business, compared to $3.9 million in unrealized risk management gains during the three months ended June 30, 2014. The reduction in gains resulted from decreases in the value of forward purchase contracts as a result of a decline in natural gas prices relative to average contract prices for future months.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2015	2014
	(unaudited)

Lease costs and property taxes	$3,229	$3,693
Fuel and electricity	1,847	3,525
Salaries and benefits	1,427	1,675
Maintenance	548	1,051
General operating costs	906	1,009
Total operating expenses	$7,957	$10,953

Operating expenses for the three months ended June 30, 2015 decreased by $3.0 million (27%) compared to the three months ended June 30, 2014. The decrease was principally the result of lower injections of gas into storage which resulted in reduced fuel costs. Additionally, lower lease costs were incurred as a result of leased storage capacity being reduced by 5.6 Bcf. These reductions were offset by the costs of leasing additional cushion to manage our temporary pressure support requirements. Lower costs associated with maintenance requirements related to the timing of maintenance activities.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2015	2014
	(unaudited)

Compensation costs	$3,774	$6,227
General costs, including office and information technology costs	1,005	1,153
Legal, audit and regulatory costs	6,451	2,695
Total general and administrative expenses	$11,230	$10,075

General and administrative expenses for the three months ended June 30, 2015 increased by $1.2 million (11%) compared to the three months ended June 30, 2014. Costs increased principally as a result of higher legal and consulting costs incurred related to the Transaction. Excluding these costs, general and administrative expenses for the quarter ended June 30, 2015 would have been $7.6 million. The increased costs were partially offset by lower incentive compensation costs. Compensation costs incurred during the quarter ended June 30, 2014 included adjustments related to employee separation agreements as well as equity compensation arrangements accounted for at a higher unit price.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2015 decreased by $39.2 million compared to the three months ended June 30, 2014. The decrease was primarily due to cushion migration and the amortization of intangible assets being lower by $25.7 million and $13.2 million, respectively. The provisions for cushion migration represent our estimated costs associated with proprietary cushion that no longer provides effective support.

Amortization of intangible assets during the quarter ended June 30, 2014 included $11.7 million of amortization related to the termination of the prior storage agreement with TransCanada and the establishment of the new contract. The recorded amortization charges reflected the revised pattern of cash flows associated with this customer relationship.

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2015	2014
	(unaudited)

Interest on Senior Notes	$9,344	$9,344
Interest on revolving credit facilities	2,411	1,980
Amortization of deferred financing costs	914	912
Other interest	72	77
Total interest expenses	$12,741	$12,313

Interest expense for the three months ended June 30, 2015 increased by $0.4 million (3%) compared to the same period last year as a result of higher utilization of our revolving credit facilities.

Income Taxes

Income tax expense as of June 30, 2015 increased by $12.8 million compared to the three months ended June 30, 2014. This increase was primarily due to lower recognized taxable losses and an increase in Canadian provincial income tax rates which impacted certain Canadian taxable entities.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As discussed above, on June 14, 2015 the Company agreed to be acquired by Brookfield Infrastructure. As part of the Merger Agreement associated with the transaction, Brookfield committed to lend the Company up to $50 million to support ongoing operations of the business. The definitive agreement associated with this commitment was signed on July 28, 2015 and is discussed further in Note 3 to the Company’s financial statements for the three months ended June 30, 2015.

Also as discussed in Note 3, when the Company’s fixed charge coverage ratio (“FCCR”) is below 1.1 to 1.0 times, as defined in the Company’s Credit Agreement on a trailing twelve month basis, the Company is unable to borrow the last 15% of availability under its Credit Agreement without triggering an event of default. At June 30, 2015 the Company’s FCCR was 0.6 to 1.0 and therefore, the Company has become subject to this limitation. Based on the Company’s estimates of its cash flows over the next twelve months coupled with the availability borrowings under the agreement with Brookfield, the Company believes that it has adequate cash availability to support its operations for the next twelve months.

As of August 3, 2015, the Company’s availability under its Revolving Credit Agreement was $82.2 million. When including reductions resulting from its FCCR falling below 1.1 to 1.0 times, the Company’s availability under its Revolving Credit Agreement decreases to $41.5 million.

On August 5, 2015, the Company’s Board of Directors continued the suspension of Niska’s quarterly distribution to common unitholders for the first quarter of fiscal 2016 in compliance with the Company’s commitment not to make distributions until the earlier of the date of closing or termination of its Merger Agreement with Brookfield.

Cash Flows from Operations and Investing Activities

The following table summarizes our sources and uses of cash for the three months ended June 30, 2015 and 2014, respectively (in thousands):

Operating Activities:

	Three Months Ended
	June 30,
	2015	2014
	(unaudited)

Net earnings (loss)	$(37,407)	$(18,972)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Unrealized foreign exchange losses (gains)	55	(125)
Deferred income tax expense (benefit)	3,293	(8,892)
Unrealized risk management losses	10,331	1,151
Depreciation and amortization	10,734	49,966
Deferred charges amortization	915	912
Gain on disposal of assets	—	(14)
Non-cash compensation expense	583	250
Changes in non-cash working capital	38,802	(101,172)
Net cash provided by (used in) operating activities	27,306	(76,896)

Net cash used in investing activities	(609)	(671)

Net cash (used in) provided by financing activities	(33,231)	76,454

Effect of translation of foreign currency on cash and cash equivalents	98	199

Net Decrease in Cash and Cash Equivalents	$(6,436)	$(914)

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

Cash provided by operating activities during the three months ended June 30, 2015 was $27.3 million compared to a negative $76.9 million in the same period in fiscal 2015. The higher amount of cash provided by operating activities was principally due to our decision to hold proprietary inventories over the end of fiscal 2015, a portion of which were sold during the three months ended June 30, 2015. These were partially offset by lower profitability during the quarter ended June 30, 2015 compared to the same period last year. During the quarter ended June 30, 2014, cash flows from operating activities were materially impacted by significant proprietary inventory purchases as well as the purchase of natural gas for our retail entities in a falling market which required us to post higher margin deposits.

Net changes in non-cash working capital consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2015	2014
	(unaudited)

Margin deposits	$1,185	$(40,915)
Trade receivables	1,171	3,702
Accrued receivables	14,953	116,120
Natural gas inventory	32,472	(179,651)
Prepaid expenses and other current assets	186	(1,420)
Other assets	80	—
Trade payables	(92)	(593)
Accrued liabilities	(6,035)	(3,350)
Deferred revenue	(5,012)	5,589
Other long-term liabilities	(106)	(654)
Total	$38,802	$(101,172)

As noted above, net changes in non-cash working capital can fluctuate significantly from period to period and is primarily affected by timing differences between the purchase and sale of natural gas inventory, including margin requirements and cash settlement on related risk management instruments, and the timing of collections from our customers.

Investing Activities

Substantially all of our cash used for investing activities consisted of capital expenditures in each of the three months ended June 30, 2015 and 2014. Our capital expenditures in each three month period consisted of the following (in thousands):

	Three Months Ended
	June 30,
	2015	2014
	(unaudited)

Maintenance capital	$155	$399
Expansion capital	57	578
Total capital expenditures	212	977

Changes in accrued capital expenditures	397	(292)
Proceeds from sale of assets	—	(14)
Net cash used in investing activities	$609	$671

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are investments that serve to increase operating income over the long term through greater capacity or improved efficiency in Niska’s operations, whether through construction or acquisition.

Under our current plan, we expect to spend between $3.0 million to $5.0 million in fiscal 2016 for maintenance capital to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. Expansion capital for fiscal 2016 is expected to be less than $1.0 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 regarding this matter.

At June 30, 2015, 38.9 Bcf of natural gas inventory was economically hedged, representing 99.1% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of inventory would increase by $39.2 million, the fair value or mark-to-market value of our economic hedges would decrease by $38.9 million, and the impact due to the non-economically hedged position would be $0.3 million. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of inventory would decrease by $39.2 million while the fair value of our economic hedges would increase by $38.9 million and the impact due to the non-economically hedged position would be $0.3 million.

At June 30, 2015, we were exposed to interest rate risk resulting from the variable rates associated with our $400 million Credit Agreement, on which a balance of $160.6 million was drawn. The interest rate applicable on the credit facilities is subject to change based on certain ratios and the magnitude of our drawings on the facility. At June 30, 2015, a one percent increase or decrease in interest rates would have an impact of approximately $1.6 million on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and the CFO have concluded that our controls and procedures were effective as of June 30, 2015. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

For information on legal proceedings, see Part I, Item 1, Financial Statements, Note 2, “Commitments and Contingencies” in the Notes to Unaudited Consolidated Financial Statements included in this quarterly report, which is incorporated into this item by reference.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I—Item 1A—Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed on June 12, 2015. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K, other than as set forth below.

There may be substantial disruption to our business and distraction of its management and employees as a result of the Transaction.

There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the Transaction may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us.

We may have difficulty attracting, motivating and retaining executives and other employees in light of the Transaction.

Our success depends in part upon our ability to retain our key employees. Some of those key employees may depart because of issues and uncertainty related to the Transaction or a desire not to remain following the Transaction. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent as in the past.

Lawsuits have been filed challenging the Transaction, and any injunctive relief, rescission, damages, or other adverse judgment could prevent the Transaction from occurring or could have a material adverse effect on us.

Alleged common unitholders have filed lawsuits challenging the Transaction. For more information on these lawsuits, see ‘‘Part II-Item 1-Legal Proceedings.’’

One of the conditions to the completion of the Transaction is that no order, decree or injunction of any court or agency of competent jurisdiction shall be in effect, and no law shall have been enacted or adopted, that enjoins, prohibits or makes illegal consummation of any of the transactions contemplated by the Merger Agreement.

A preliminary injunction could delay or jeopardize the completion of the Transaction, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Transaction.  An adverse judgment for rescission or for monetary damages could have a material adverse effect on us.

The Transaction is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Transaction, or significant delays in completing the Transaction, could negatively affect the trading prices of our common units and our future business and financial results.

The completion of the Transaction is subject to a number of conditions. The completion of the Transaction is not assured and is subject to risks, including the risk that certain closing conditions are not satisfied. If the Transaction is not completed, or if there are significant delays in completing the Transaction, the trading prices of our common units and our future business and financial results could be negatively affected, and will be subject to several risks, including the following:

•                  we may be liable for damages to Brookfield under the terms and conditions of the Merger Agreement;

•                  negative reactions from the financial markets, including declines in the price of our common units due to the fact that current prices may reflect a market assumption that the Transaction will be completed; and

•                  the attention of our management will have been diverted to the Transaction rather than our own operations and the pursuit of other opportunities that could have been beneficial to us.

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

Agreement and Plan of Merger and Membership Interest Transfer Agreement, dated as of June 14, 2015, by and among Niska Gas Storage Partners LLC, Niska Gas Storage Management LLC, Niska Sponsor Holdings Coöperatief U.A., Swan Holdings LP and Swan Merger Sub LLC (incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed on June 18, 2015)

31.1*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15D-14(A) under the Securities Exchange Act of 1934.

31.2*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15D-14(A) under the Securities Exchange Act of 1934.

32.1**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document.

101.SCH*	—	XBRL Taxonomy Extension Schema Document.

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	—	Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NISKA GAS STORAGE PARTNERS LLC

Date: August 7, 2015	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)