Form 10-Q
period 2015-09-30
Niska Gas Storage Partners LLC
filed 2015-11-06
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, there were 37,988,724 Common Units outstanding.

Cautionary Statement Regarding Forward-Looking Information

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which typically are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to general views about future operating results—are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include changes in general economic conditions, competitive conditions in our industry, actions taken by third-party operators, processors and transporters, changes in the availability and cost of capital, operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control, the effects of existing and future laws and governmental regulations, the effects of future litigation, and certain factors described in Part II, “Item 1A. Risk Factors” and elsewhere in this report, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (“Annual Report”) and in our Quarterly Report on Form 10-Q for the period ended June 30, 2015 (“Q1 Quarterly Report”), and those described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”).

i

ii

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues:
Fee-based revenue	$12,652	$15,633	$26,914	$58,387
Optimization, net	4,684	(5,043)	(333)	7,580
	17,336	10,590	26,581	65,967
Expenses (income):
Operating	8,626	12,062	16,583	23,015
General and administrative	6,730	6,205	17,960	16,279
Depreciation and amortization	14,805	16,012	25,539	65,978
Interest	12,965	12,735	25,706	25,047
Loss on disposal of assets	240	20	240	6
Foreign exchange losses (gains)	79	(262)	135	(312)
Other income	(6)	(2)	(11)	(3)

EARNINGS (LOSS) BEFORE INCOME TAXES	(26,103)	(36,180)	(59,571)	(64,043)
Income tax benefit	(6,494)	(7,348)	(2,555)	(16,240)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(19,609)	$(28,832)	$(57,016)	$(47,803)

Net earnings (loss) allocated to:

Managing Member	$(353)	$(538)	$(1,027)	$(896)
Common unitholders	$(19,256)	$(28,294)	$(55,989)	$(46,907)

Earnings (loss) per unit allocated to common unitholders - basic and diluted	$(0.51)	$(0.78)	$(1.47)	$(1.30)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	September 30,	March 31,
	2015	2015
ASSETS
Current assets
Cash and cash equivalents	$18,829	$11,699
Margin deposits	18,674	13,285
Trade receivables	1,376	2,598
Accrued receivables	21,838	44,140
Natural gas inventory	111,117	136,295
Prepaid expenses and other current assets	3,078	3,788
Short-term risk management assets	31,639	41,600
	206,551	253,405
Long-term assets
Property, plant and equipment, net of accumulated depreciation	798,820	820,467
Intangible assets, net of accumulated amortization	38,726	41,829
Deferred financing costs, net of accumulated amortization	9,516	11,001
Other assets	3,087	3,329
Long-term risk management assets	28,691	30,928
	878,840	907,554
TOTAL	$1,085,391	$1,160,959

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Obligations under credit facilities	$173,500	$193,500
Current portion of obligations under capital lease	1,360	1,339
Trade payables	652	885
Current portion of deferred taxes	2,334	2,334
Deferred revenue	6,715	6,669
Accrued liabilities	57,810	47,686
Short-term risk management liabilities	25,825	25,560
	268,196	277,973
Long-term liabilities
Long-term risk management liabilities	19,082	20,833
Asset retirement obligations	2,412	2,308
Other long-term liabilities	1,165	1,270
Deferred income taxes	84,620	88,317
Obligations under capital lease	8,902	9,587
Long-term debt	575,000	575,000
	691,181	697,315
Members’ equity (deficit)
Common units	(140,388)	(81,805)
Managing Member’s interest	266,402	267,476
	126,014	185,671
Commitments and contingencies (Note 2)
TOTAL	$1,085,391	$1,160,959

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Six Months Ended
	September 30,
	2015	2014

Operating Activities
Net earnings (loss)	$(57,016)	$(47,803)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Unrealized foreign exchange losses (gains)	171	(66)
Deferred income tax benefit	(3,738)	(16,249)
Unrealized risk management losses	10,712	151
Depreciation and amortization	25,539	65,978
Amortization of deferred financing costs	1,872	1,825
Loss (gain) on disposal of assets	240	(14)
Non-cash compensation	713	1,243
Write-down of inventory	—	10,500
Changes in non-cash working capital	54,054	(122,901)
Net cash provided by (used in) operating activities	32,547	(107,336)

Investing Activities
Property, plant and equipment expenditures	(881)	(1,698)
Proceeds from disposal of assets	—	14
Net cash used in investing activities	(881)	(1,684)

Financing Activities
Proceeds from credit facility drawings	132,100	498,500
Repayments of credit facilities	(152,100)	(374,500)
Payments of financing costs	(388)	(857)
Repayments of obligations under capital lease	(665)	(644)
Distributions to unitholders	(3,354)	(13,737)
Net cash (used in) provided by financing activities	(24,407)	108,762

Effect of translation on foreign currency cash and cash equivalents	(129)	(112)
Net increase (decrease) in cash and cash equivalents	7,130	(370)
Cash and cash equivalents, beginning of period	11,699	7,704
Cash and cash equivalents, end of period	$18,829	$7,334

Supplemental cash flow disclosures (Note 11)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

		Managing
	Common	Member
	Units	Interest	Total

Balance, April 1, 2014	$279,604	$274,536	$554,140
Net earnings (loss)	(46,907)	(896)	(47,803)
Distributions to unitholders	(26,159)	(507)	(26,666)
Issuance of common units	12,928	—	12,928
Non-cash equity contribution from parent	480	10	490
Non-cash compensation	739	14	753
Balance, September 30, 2014	$220,685	$273,157	$493,842

Balance, April 1, 2015	$(81,805)	$267,476	$185,671
Net earnings (loss)	(55,989)	(1,027)	(57,016)
Distributions to unitholders	(3,294)	(60)	(3,354)
Non-cash compensation	700	13	713
Balance, September 30, 2015	$(140,388)	$266,402	$126,014

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

In June 2015, the Company and Niska Gas Storage Management LLC, its Managing Member, entered into a definitive agreement to be acquired by Brookfield Infrastructure Partners L.P. and its institutional partners (“Brookfield”). Under the terms of the agreement (“Merger Agreement”), Brookfield will acquire all of the Company’s outstanding common units for $4.225 per common unit in cash and will acquire the Managing Member and the Incentive Distribution Rights (“IDRs”) in the Company (the “Transaction”). The closing of the Transaction is expected to occur in calendar year 2016 and is subject to customary closing conditions and regulatory approvals, including approval by the California Public Utilities Commission (“CPUC”). A period provided for in the Merger Agreement for unsolicited consideration of alternative acquisition proposals expired on July 29, 2015.

The Merger Agreement, which includes a commitment by the Company not to make cash distributions until the earlier of the date of closing or termination of the Transaction, was approved by the Company’s Board of Directors (“the Company Board”) and the Conflicts Committee of its Board of Directors (the “Conflicts Committee”). Affiliates of Carlyle/Riverstone Global Energy and Power Fund II, L.P. and Carlyle/Riverstone Global Energy and Power Fund III, L.P. (collectively, the “Carlyle/Riverstone Funds”) delivered a written consent approving the Transaction. No additional unitholder action is required to approve the Transaction.

In connection with the entry into the Merger Agreement, Brookfield agreed to lend up to $50.0 million to the Company under a short-term credit facility to be used for working capital purposes (see Note 3).

At September 30, 2015, Niska Partners had 37,988,724 common units outstanding. Of this amount, 20,488,525 common units are owned by the Carlyle/Riverstone Funds through Niska Holdings, L.P. and Niska Sponsor Holdings Cȯȯpertief (“Sponsor Holdings”), U.A., along with a 1.80% Managing Member’s interest in the Company and all of the Company’s IDRs. Including all of the common units owned by the Carlyle/Riverstone Funds, along with the 1.80% Managing Member’s interest, the Carlyle/Riverstone Funds have a 54.76% ownership interest in the Company excluding the IDRs, which are a variable interest. The remaining 17,500,199 common units, representing a 45.24% ownership interest excluding the IDRs, are owned by the public.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

1. Organization and Basis of Presentation (continued)

Basis of Presentation (continued)

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except for the balance sheet at March 31, 2015 which is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of September 30, 2015, the results of Niska Partners’ operations for the three and six months ended September 30, 2015 and 2014, along with its cash flows for the six months ended September 30, 2015 and 2014. The results of operations for the three and six months ended September 30, 2015 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2016. The optimization of proprietary gas purchases is seasonal with the majority of the revenues and costs associated with the physical sale of proprietary gas generally occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

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

2. Commitments and Contingencies

Commitments

Niska Partners has entered into non-cancelable operating leases for temporary pressure-support gas, office space, land-use rights at its operating facilities, storage capacity at other facilities, equipment and vehicles used in its operations. The remaining lease terms expire between November 2015 and February 2058 and require the payment of taxes, insurance and maintenance by the lessee.

The Company’s purchase obligations arising as a result of forward purchase contracts in place at September 30, 2015 were as follows:

For the fiscal year ending:
2016	$1,062,712
2017	365,376
2018	331,561
2019	13,812
2020	5,547
2021 and thereafter	901
Total future purchase commitments	$1,779,909

Purchase obligations consisted of forward physical and financial commitments related to future purchases of natural gas. As the Company economically hedges substantially all of its natural gas purchases, there are forward sales that offset these commitments which are not included in the above table. As at September 30, 2015, forward physical and financial sales for all future periods totaled $1,772.8 million.

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

As of September 30, 2015, the Company was under review by Canadian tax authorities for withholding taxes paid on behalf of the Carlyle/Riverstone Funds and the investors of the Carlyle/Riverstone Funds for earnings distributions made prior to the Company’s initial public offering. The Company received a notice from the Canadian tax authorities of a proposed assessment equivalent to $10.0 million and estimates the probable amount payable to range from $5.7 million to the proposed assessment of $10.0 million. The Company has recorded the minimum of the range, or $5.7 million, as a liability to the Canadian tax authorities. Niska Holdings L.P., a company held by the Carlyle/Riverstone Funds and the parent of Sponsor Holdings, guaranteed the repayment of any amounts owing with respect to this matter to the Company. Accordingly, as the Company believes collection of any amounts receivable is reasonably assured, it recorded a corresponding receivable equivalent to $5.7 million.

Subsequent to the announcement of the proposed acquisition of the Company by Brookfield Infrastructure Partners L.P. and its institutional partners (the “Brookfield Merger”) on June 14, 2015, alleged unitholders of Niska Gas Storage Partners LLC (the “Plaintiffs”) filed four class action lawsuits against Niska Gas Storage Partners LLC, Niska Gas Storage Management LLC (“Management Co”), Niska Sponsor Holdings Coöperatief U.A. (“Swan Sponsor”) (collectively “Niska”), Brookfield Infrastructure Partners L.P. (“Brookfield”), Swan Holdings LP (“Parent”), Swan Merger Sub LLC (“Merger Sub”), and the members of Niska’s board of directors (collectively with Niska, the “Defendants”) in the Court of Chancery of the State of Delaware. These lawsuits are styled (a) Eddie Barringer vs. Niska Gas Storage Partners LLC, et al. (Case No. 11210); (b) David Raul vs. Niska Gas Storage Partners LLC, et al. (Case No. 11220); (c) Nathan Peterson vs. Niska Gas Storage Partners LLC, et al., (Case No. 11234); and (d) Fred Pappey vs. William H. Shea, Jr. et al., (Case No. 11238) (collectively, the “Litigation”). The above styled lawsuits have been consolidated for all purposes an captioned In re Niska Gas Storage Partners LLC Public Unitholders Litigation, CONSOL. C.A. No. 11210-CB (the “Action”).

The Plaintiffs allege causes of action challenging aspects of the Brookfield Merger, including that Niska’s board of directors breached their alleged fiduciary duties to Niska’s unitholders and that Niska and Brookfield aided and abetted the board of director’s breaches of alleged fiduciary duties. In general, the Plaintiffs allege the Brookfield Merger (a) provides inadequate consideration to Niska unitholders; (b) contains contractual terms (e.g. the no-solicitation, information rights, matching rights, and termination fee provisions) that dissuade other potential merger partners from making competing proposals; and (c) is not subject to a “majority of the minority” voting requirement.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

3. Debt

Niska Partners’ debt obligations consist of the following:

	September 30,	March 31,
	2015	2015

Senior Notes due 2019	$575,000	$575,000
Revolving credit facilities	153,500	193,500
Short-term credit facility	20,000	—
Total	748,500	768,500
Less portion classified as current	(173,500)	(193,500)
	$575,000	$575,000

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

Interest on the 6.50% Senior Notes is payable semi-annually on October 1 and April 1, and the Notes will mature on April 1, 2019. As of September 30, 2015, the estimated fair market value of the Notes was $523.3 million.

Prior to October 1, 2016, the Company has the option to redeem up to 35% of the aggregate principal amount of the 6.50%. Senior Notes using net cash proceeds from certain equity offerings at a price of 106.5% plus accrued and unpaid interest. The Company may also redeem all or a part of the 6.50% Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.25% during the twelve-month period beginning on October 1, 2016, 101.625% during the twelve-month period beginning on October 1, 2017 and at par beginning on October 1, 2018, plus accrued and unpaid interest. The Company is not required to make mandatory redemptions or sinking fund payments with respect to the 6.50% Senior Notes.

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

As of September 30, 2015, $153.5 million in borrowings, with a weighted average interest rate of 3.95% (March 31, 2015 - $193.5 million of borrowings had a weighted average interest rate of 3.98%), were outstanding under the credit facilities. Amounts committed in support of letters of credit totaled $33.7 million at September 30, 2015 (March 31, 2015 - $5.8 million). Any borrowings under the $400 million Credit Agreement are classified as current.

The Credit Agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of September 30, 2015, the borrowing base collateral totaled $261.9 million.

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

As of September 30, 2015, Niska Partners was in compliance with all covenant requirements under the indenture governing the 6.50% Senior Notes and the $400 million Credit Agreement. However, Niska Partners’ FCCR was 0.6 to 1.0. Therefore, the Company is subject to the above restriction limiting the last 15% of availability under the revolving credit facilities. Accordingly the availability under the borrowing base at September 30, 2015 has been reduced by 15%, to $222.6 million. As of September 30, 2015, Niska Partners’ availability under the Credit Agreement was $32.4 million.

The $400 million Credit Agreement contains limitations on Niska Partners’ ability to incur additional debt or to pay distributions in respect of, repurchase or pay distributions on its membership interests (or other capital stock) or make other restricted payments.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the 6.50% Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners and have no restricted assets as of September 30, 2015.

Short-term Credit Facility

On July 28, 2015, the Company entered into a credit agreement with Brookfield for a $50.0 million short term credit facility (the “Short-term Credit Facility”), which may be borrowed subject to certain customary conditions. As of September 30, 2015, the outstanding amount of $20.0 million under the Short-term Credit Facility bears interest at an annual rate of 10%, which is payable in cash on a quarterly basis, unless the Company elects to pay such interest in-kind by capitalizing accrued interest into the principal amount.

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

The Company’s obligations under the Short-term Credit Facility are guaranteed by its parent, Sponsor Holdings, and the Company’s subsidiaries which guarantee the obligations under its $400 million Credit Agreement. Such obligations are also secured by a pledge by Sponsor Holdings over its equity interests in the Company and Niska Gas Storage Management LLC. The guarantee and pledge by Sponsor Holdings will terminate to the extent the Company obtains an amendment to the $400 million Credit Agreement which permits the Company and its subsidiaries to grant a security interest over their assets to the lenders under the Short-term Credit Facility, or such earlier date as the transactions contemplated by the Merger Agreement are consummated.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments

Risk Management Overview

Niska Partners has exposure to commodity price, the cost of compliance with environmental regulations, foreign currency, counterparty credit, interest rate and liquidity risks. Risk management activities are tailored to the risks they are designed to mitigate.

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

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At September 30, 2015, 42.9 Bcf of natural gas inventory was offset with financial contracts, representing 98.0% of total inventory. At March 31, 2015, 47.2 Bcf of natural gas inventory was offset with financial contracts, representing 98.6% of total inventory. As of September 30, 2015 and March 31, 2015, the volumes of inventories which were economically hedged using each type of contract were:

	September 30,	March 31,
	2015	2015

Forwards	0.5 Bcf	1.5 Bcf
Futures	42.4 Bcf	46.0 Bcf
Swaps	—	(0.3 Bcf)
	42.9 Bcf	47.2 Bcf

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Price Risk Associated with Compliance with Environmental Regulations

One of Niska Partners’ operating facilities, the Wild Goose storage facility, is located in California. In 2006, California adopted AB 32, the Global Warming Solutions Act of 2006, with a goal of reaching (i) 1990 greenhouse gases (“GHG”) emissions levels by the year 2020; (ii) 80% of 1990 levels by 2050; and (iii) a mandatory emission reporting program. AB 32 required the California Air Resources Board (“ARB”) to develop a scoping plan describing the approach California will take to reduce GHGs to achieve the goal of reducing emissions to 1990 levels by 2020 (the “2020 Goal”). The scoping plan was first approved by the ARB in 2008 which identifies a cap-and-trade program as one of the strategies California will employ to meet the 2020 Goal. In 2010, ARB approved that cap and trade program and it came into effect on January 1, 2013.

Entities are subject to compliance obligations if they exceed certain ARB-defined emission thresholds. During each year of the program, the ARB issues emission allowances (i.e., the rights to emit GHGs) equal to the amount of GHG emissions allowed for that year. Emitters can obtain allowances from the ARB at quarterly auctions or from third parties or exchanges. Emitters may also satisfy a portion of their compliance obligation through the purchase of offset credits; e.g., credits for GHG reductions achieved by third parties (such as landowners, livestock owners, and farmers) that occur outside the industry sectors covered under the cap through ARB-qualified offset projects such as reforestation or biomass projects. During the quarter ended September 30, 2015, the Company determined that it had exceeded its allowed emissions threshold and became subject to compliance obligations whereby it must purchase allowances or offset credits. As of September 30, 2015, the Company had $0.8 million of accrued emission allowances and offset credits and the Company was exposed to risks associated with changes in the price of credits for GHG reductions.

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment. For the six months ended September 30, 2015 and 2014, no doubtful accounts expense was recognized as a result of receivables deemed to be uncollectible. It is management’s opinion that no allowance for doubtful accounts was required as of September 30, 2015 and March 31, 2015, respectively, on the Company’s accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Credit risk is assessed prior to transacting with any counterparty and each counterparty is required to maintain an investment grade rating, provide a parental guarantee from an investment grade parent, or provide an alternative method of financial assurance (letter of credit, cash, etc.) to support proposed transactions. In addition, the Company’s tariffs contain provisions that permit it to take title to a customer’s inventory should the customer’s account remain unpaid for an extended period of time. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 41.1% and 61.0% of gross revenues for the six months ended September 30, 2015 and 2014, respectively, is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default.

Exchange traded futures and options comprise approximately 71.7% of Niska Partners’ commodity risk management assets at September 30, 2015. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At September 30, 2015, Niska Partners was exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $153.5 million was drawn.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the U.S. dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows exceed Canadian currency inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at September 30, 2015 was $18.2 million (March 31, 2015 - $19.6 million). These contracts expire on various dates from October 1, 2015 through July 1, 2016. Niska Partners has not elected hedge accounting treatment, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at September 30, 2015 and March 31, 2015:

	Energy	Currency
	Contracts	Contracts	Total
September 30, 2015
Short-term risk management assets	$27,782	$3,857	$31,639
Long-term risk management assets	28,691	—	28,691
Short-term risk management liabilities	(25,384)	(441)	(25,825)
Long-term risk management liabilities	(19,082)	—	(19,082)
	$12,007	$3,416	$15,423

	Energy	Currency
	Contracts	Contracts	Total
March 31, 2015
Short-term risk management assets	$39,392	$2,208	$41,600
Long-term risk management assets	29,647	1,281	30,928
Short-term risk management liabilities	(25,560)	—	(25,560)
Long-term risk management liabilities	(20,512)	(321)	(20,833)
	$22,967	$3,168	$26,135

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Information about the Company’s risk management assets and liabilities that had netting or rights of offset arrangements is as follows:

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
September 30, 2015
Assets
Commodity derivatives	$161,228	$(104,755)	$56,473	$(43,263)	$13,210
Currency derivatives	3,857	—	3,857	—	3,857
Total assets	165,085	(104,755)	60,330	(43,263)	17,067
Liabilities
Commodity derivatives	149,221	(104,755)	44,466	(38,900)	5,566
Currency derivatives	441	—	441	(441)	—
Total liabilities	149,662	(104,755)	44,907	(39,341)	5,566

Net	$15,423	$—	$15,423	$(3,922)	$11,501

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
March 31, 2015
Assets
Commodity derivatives	$148,385	$(79,346)	$69,039	$(50,070)	$18,969
Currency derivatives	5,167	(1,678)	3,489	—	3,489
Total assets	153,552	(81,024)	72,528	(50,070)	22,458
Liabilities
Commodity derivatives	125,418	(79,346)	46,072	(39,338)	6,734
Currency derivatives	1,999	(1,678)	321	(321)	—
Total liabilities	127,417	(81,024)	46,393	(39,659)	6,734

Net	$26,135	$—	$26,135	$(10,411)	$15,724

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

The Company expects to recognize risk management assets and liabilities outstanding at September 30, 2015 into net earnings (loss) and comprehensive income (loss) in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total

Fiscal year ending March 31, 2016	$3,962	$1,791	$5,753
Fiscal year ending March 31, 2017	6,426	1,625	8,051
Fiscal year ending March 31, 2018	3,233	—	3,233
Thereafter	(1,614)	—	(1,614)
	$12,007	$3,416	$15,423

Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014	Classification
Energy contracts
Realized	$1,911	$10,314	$7,669	$15,079	Optimization, net
Unrealized	(1,617)	1,293	(10,960)	1,071	Optimization, net
Currency contracts
Realized	305	(131)	1,047	1,065	Optimization, net
Unrealized	1,236	(295)	248	(1,224)	Optimization, net
	$1,835	$11,181	$(1,996)	$15,991

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

Fair values have been determined as follows for Niska Partners’ assets and liabilities that were accounted for or disclosed at fair value on a recurring and non-recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets
Commodity derivatives	$—	$56,473	$—	$56,473
Currency derivatives	—	3,857	—	3,857
Total assets	$—	$60,330	$—	$60,330
Liabilities
Commodity derivatives	$—	$44,466	$—	$44,466
Currency derivatives	—	441	—	441
Long-term debt	—	523,250	—	523,250
Total liabilities	$—	$568,157	$—	$568,157

	Level 1	Level 2	Level 3	Total
March 31, 2015
Assets
Commodity derivatives	$—	$69,039	$—	$69,039
Currency derivatives	—	3,489	—	3,489
Goodwill	—	—	—	—
Total assets	$—	$72,528	$—	$72,528
Liabilities
Commodity derivatives	$—	$46,072	$—	$46,072
Currency derivatives	—	321	—	321
Long-term debt	—	432,688	—	432,688
Total liabilities	$—	$479,081	$—	$479,081

The Company’s derivative assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2. The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach. The key inputs used in Niska Partners’ valuation models include transaction-specific details such as notional volumes, contract prices and contract terms as well as forward market prices and basis differentials for natural gas obtained from third-party service providers (typically the New York Mercantile Exchange, or NYMEX). There were no changes in Niska Partners’ approach to determining fair value and there were no transfers out of Level 2 during the periods ended September 30, 2015 and March 31, 2015.

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are supported by observable market transactions when available.

Non-financial assets and liabilities are re-measured at fair value on a non-recurring basis. During the year ended March 31, 2015, the Company wrote down goodwill to its estimated fair value of $nil, which is classified as a Level 3 measurement in the table above. There were no other non-financial assets or liabilities recorded at fair value as of September 30, 2015 and March 31, 2015.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Members’ Equity

Distributions to Unitholders

As of the beginning of fiscal 2016, one of the Company’s Canadian subsidiaries owed interest to a non-Canadian subsidiary. During the quarter ended September 30, 2015, the Company filed a tax election that deemed this interest as paid. The election triggered an obligation for the Company to pay withholding taxes of approximately $3.4 million to the Canadian tax authorities on behalf of the Company’s unitholders. Consistent with similar transactions in the past, the Company has accounted for this payment as a distribution to unitholders.

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

The Company agreed not to grant additional unit awards under these plans under the terms of the Merger Agreement.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Members’ Equity (continued)

Unit-Based Performance Plan (continued)

The following tables summarize the Company’s unit-based awards outstanding and non-vested unit-based awards as of September 30, 2015:

	Number of Time-Based Units	Number of Performance- Based Units	Total Units
Unit-based awards outstanding - March 31, 2015	1,199,341	214,679	1,414,020
Exercised	(225,097)	(124,049)	(349,146)
Unit-based awards outstanding - September 30, 2015	974,244	90,630	1,064,874

	Number of Time-Based Units	Number of Performance- Based Units	Total Units
Nonvested unit-based awards - March 31, 2015	1,199,341	214,679	1,414,020
Vested	(225,097)	(124,049)	(349,146)
Nonvested unit-based awards September 30, 2015	974,244	90,630	1,064,874

As of September 30, 2015, outstanding unit-based awards classified as liability and equity amounted to 743,609 units and 321,265 units, respectively.

Unit-based compensation for the three and six months ended September 30, 2015 were $0.6 million and $1.5 million, respectively (a recovery of $1.0 million and an expense of $0.4 million for the three and six months ended September 30, 2014, respectively). Amounts paid to employees for unit-based awards settled in cash for the six months ended September 30, 2015 and 2014 were $0.3 million and $10.6 million, respectively. During the quarter ended September 30, 2015, 19,868 equity awards were settled using common units purchased from the open market for $0.1 million. No other equity awards were settled during the six months ended September 30, 2015, and 2014.

As of September 30, 2015, there was $4.0 million (March 31, 2015 - $5.1 million) of total unrecognized compensation cost related to non-vested unit-based awards granted that were subject to both time and performance conditions. That cost is expected to be recognized over the next two years.

Modifications of Certain Unit-based Awards Outstanding

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

Eligible employees with 466,949 outstanding unit-based awards participated in this plan which resulted in modifications of their original awards. In addition, 28,478 equity awards that would have been forfeited upon the termination of a previous employee were modified to remain eligible to vest upon the closing of the Transaction. These modifications did not result in additional compensation costs for the Company.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator:
Net earnings (loss)	$(19,609)	$(28,832)	$(57,016)	$(47,803)
Less:
Managing Member’s interest	353	538	1,027	896
Net earnings (loss) attributable to common unitholders	$(19,256)	$(28,294)	$(55,989)	$(46,907)

Denominator:
Basic:
Weighted average units outstanding	37,988,724	36,398,996	37,988,724	36,156,526

Diluted:
Weighted average units outstanding	37,988,724	36,398,996	37,988,724	36,156,526

Earnings (loss) per unit:
Basic	$(0.51)	$(0.78)	(1.47)	$(1.30)
Diluted	$(0.51)	$(0.78)	$(1.47)	$(1.30)

Weighted average number of equity-settled awards:	416,453	315,490	563,784	158,607

The Company maintains unit-based compensation plans that could dilute EPU in future periods. Because granted awards were anti-dilutive for the three and six months ended September 30, 2014 and 2015, the diluted EPU calculations above exclude the weighted average number of equity-settled unit-based awards.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

7. Revenues

Niska Partners’ fee-based revenue consists of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Long-term contract revenue	$8,928	$14,101	$18,573	$54,584
Short-term contract revenue	3,724	1,532	8,341	3,803
Total	$12,652	$15,633	$26,914	$58,387

Long-term contract revenue for the six months ended September 30, 2014 included a one-time payment of $26.0 million as a result of the termination by TransCanada Gas Storage Partnership (“TransCanada”), the Company’s largest volumetric customer, of its previous storage service agreement.

Optimization, net consists of the following:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Realized optimization revenue, net	$5,065	$4,458	$10,379	$18,231
Unrealized risk management (losses) gains	(381)	999	(10,712)	(151)
Write-down of inventory	—	(10,500)	—	(10,500)
Total	$4,684	$(5,043)	$(333)	$7,580

8. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Income tax benefit	$(6,494)	$(7,348)	$(2,555)	$(16,240)

Effective income tax rate	25%	20%	4%	25%

The effective tax rate for the three and six months ended September 30, 2015 and 2014 differs from the U.S. statutory federal rate of 35% primarily because certain Canadian subsidiaries are taxed at a lower statutory tax rate as well as the earnings (loss) from certain subsidiaries exempt from U.S federal income taxes.

Income tax benefit for the six months ended September 30, 2015 decreased by $13.7 million compared to the six months ended September 30, 2014. This change was primarily due to lower recognized losses in certain taxable entities and an increase in Canadian provincial income tax rates which impacted certain Canadian taxable entities.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

9. Accrued Liabilities

Niska Partners’ accrued liabilities consist of the following:

	September 30,	March 31,
	2015	2015

Accrued gas purchases	$21,706	$13,917
Accrued interest	21,384	21,411
Employee-related accruals	2,653	2,369
Other accrued liabilities	12,067	9,989
Total	$57,810	$47,686

10. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the six months ended September 30, 2015 and 2014 consist of the following:

	Six Months Ended
	September 30,
	2015	2014

Margin deposits	$(5,390)	$(25,360)
Trade receivables	1,245	4,093
Accrued receivables	21,977	122,578
Natural gas inventory	25,178	(209,331)
Prepaid expenses and other current assets	711	1,148
Other assets	80	—
Trade payables	(15)	(278)
Accrued liabilities	10,319	(27,010)
Deferred revenue	47	11,904
Other long-term liabilities	(98)	(645)
Total	$54,054	$(122,901)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

11. Supplemental Cash Flow Disclosures

	Six Months Ended
	September 30,
	2015	2014

Interest paid	$23,915	$4,243
Taxes paid	$251	$288

Non-cash changes in working capital related to property, plant and equipment	$(4)	$(395)

Non-cash earnings distribution and reinvestment	$—	$12,928

12. Segment Disclosures

The Company’s process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

Niska Partners operates along functional lines in its commercial, engineering and operations teams for operations in Alberta, northern California and the U.S. mid-continent. All functional lines and facilities offer the same services: storage and optimization. The Company has a small retail marketing business which is an extension of the Company’s proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third-party customers. All services are delivered using reservoir storage. The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses. The Company has aggregated its operating segments into one reportable segment as at September 30, 2015 and March 31, 2015 and for each of the three and six months ended September 30, 2015 and 2014.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

12. Segment Disclosures (continued)

The following tables summarize the net revenues and long lived assets by geographic area:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net realized revenues
U.S.	$7,046	$8,022	$12,358	$12,066
Canada	10,671	12,068	24,935	64,552
Net unrealized revenues
U.S.	(513)	(1,486)	(9,853)	873
Canada	132	2,486	(859)	(1,024)
Write-down of inventory
U.S.	—	(6,400)	—	(6,400)
Canada	—	(4,100)	—	(4,100)
Inter-entity
U.S.	3,711	—	3,557	—
Canada	(3,711)	—	(3,557)	—
	$17,336	$10,590	$26,581	$65,967

	September 30,	March 31,
	2015	2015
Long-lived assets (at period end)
U.S.	$361,796	$367,920
Canada	488,353	508,706
	$850,149	$876,626

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

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with GAAP requires estimates and judgments to be made regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and remained unchanged as of September 30, 2015.

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

Factors that Impact Our Business

In June 2015, the Company and Niska Gas Storage Management LLC, its Managing Member, entered into a definitive agreement to be acquired by Brookfield. Under the terms of the Merger Agreement, Brookfield will acquire all of the Company’s outstanding common units for $4.225 per common unit in cash and will acquire the Managing Member and the IDRs in the Company. The closing of the Transaction is expected to occur in the calendar year 2016 and is subject to customary closing conditions and regulatory approvals, including approval by the CPUC. A period provided for in the Merger Agreement for unsolicited consideration of alternative acquisition proposals expired on July 29, 2015.

The Merger Agreement, which includes a commitment by the Company not to make cash distributions until the earlier of the date of closing or termination of the Transaction, was approved by the Company Board and the Conflicts Committee. Affiliates of the Carlyle/Riverstone Funds delivered a written consent approving the Transaction. No additional unitholder action is required to approve the Transaction.

In connection with the entry into the Merger Agreement, Brookfield agreed to lend up to $50.0 million to the Company under a short-term credit facility to be used for working capital purposes.

During the six months ended September 30, 2015, the difference between summer and winter prices in the natural gas futures market, referred to as the seasonal spread, remained extremely narrow and reduced levels of volatility persisted in the cash market. These conditions resulted from numerous factors, including, but not limited to: (i) a material year-over-year increase in natural gas production in the Lower 48 states as well as in Western Canada; (ii) higher overall levels of natural gas in storage; (iii) real or perceived changes in overall supply and demand fundamentals; and (iv) the development of new pipeline infrastructure connecting new supply to markets. These market conditions have negatively impacted our revenues during the six months ended September 30, 2015 by eroding the prices we can charge for long and short term firm contracting services, as well as reducing the profitability of our optimization activities, where we make economically hedged natural gas purchases for our own account. As STF and LTF contracts expire in future years, new contracts could be entered into at lower rates than the expiring contracts and the impact on revenues could be material. If low levels of volatility and narrow seasonal spreads persist, our future revenues and profitability will continue to be adversely affected to a material extent.

The combination of reductions in natural gas prices, collateral required to support our retail marketing operations, costs associated with the requirements for temporary reservoir pressure support and unfavorable market conditions which have prevented us from realizing additional revenues and earnings have reduced the liquidity available under the Company’s $400 million revolving credit facilities. Continued reduction in amounts available under the revolving credit facilities may restrict our ability to pursue optimization strategies. The inability to pursue such revenue strategies may have a material adverse effect on the Company’s revenues and profitability.

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

To mitigate the cost of our forecasted cycling requirements over the next five years, we implemented a hedging program to purchase and lease gas. Over the upcoming five years, the expected cumulative cost of temporary pressure support gas is approximately $6.6 million. This cost relates to our commitments to lease certain volumes of natural gas to address our future temporary pressure support needs. In the event that natural gas storage market conditions become more favorable, the cost of managing our operational requirements could be reduced. However, if the conditions deteriorate, the cost of managing our operational requirements will increase.

The Company’s functional currency is the U.S. dollar. The Company generates revenues from its Canadian operations in Canadian dollars. Cash inflows from revenues are offset, in part, by natural gas inventory purchases, operating, general and administrative and capital costs that are also transacted in Canadian dollars. The majority of the Company’s hedges are transacted in U.S. dollars on the NYMEX or with private counterparties. The Company’s financial instruments, principally its Common Units, 6.50% Senior Notes and revolving credit facilities, are principally denominated in U.S. dollars. The Company hedges its net exposure to the Canadian dollar by entering into currency hedges for the substantial majority of its net exposure for existing transactions. The Company does not hedge its net Canadian dollar exposure for potential future transactions, because the timing and amount of those transactions, which include proprietary optimization purchases and sales, are difficult to predict. The Company does not believe that declines in the Canadian dollar have materially impacted the Company’s results of operations during the six months ended September 30, 2015 because lower level of revenues has been offset by lower expenses and hedging gains realized during the period.

In the intermediate term, any declines in value of the Canadian dollar versus the U.S. dollar will reduce positive cash flows measured in U.S. dollars to the extent Niska Partners is not able to hedge these transactions in advance. Because of the matters discussed above, the Company is unable to predict the impact of any such declines should they occur.

Results of Operations

A summary of financial data for each of the three and six months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) Data:
Revenues:
Fee-based revenue	$12,652	$15,633	$26,914	$58,387
Optimization, net	4,684	(5,043)	(333)	7,580
	17,336	10,590	26,581	65,967
Expenses (income):
Operating	8,626	12,062	16,583	23,015
General and administrative	6,730	6,205	17,960	16,279
Depreciation and amortization	14,805	16,012	25,539	65,978
Interest	12,965	12,735	25,706	25,047
Loss on disposal of assets	240	20	240	6
Foreign exchange losses (gains)	79	(262)	135	(312)
Other income	(6)	(2)	(11)	(3)
Earnings (loss) before income taxes	(26,103)	(36,180)	(59,571)	(64,043)

Income tax benefit	(6,494)	(7,348)	(2,555)	(16,240)

Net earnings (loss) and comprehensive income (loss)	$(19,609)	$(28,832)	$(57,016)	$(47,803)

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings (Loss)
Net earnings (loss)	$(19,609)	$(28,832)	$(57,016)	$(47,803)
Add/(deduct):
Interest expense	12,965	12,735	25,706	25,047
Income tax benefit	(6,494)	(7,348)	(2,555)	(16,240)
Depreciation and amortization	14,805	16,012	25,539	65,978
Non-cash compensation	130	993	713	1,243
Unrealized risk management losses (gains)	381	(999)	10,712	151
Loss on disposal of assets	240	20	240	6
Foreign exchange losses (gains)	79	(262)	135	(312)
Other income	(6)	(2)	(11)	(3)
Write-down of inventory	—	10,500	—	10,500
Adjusted EBITDA	2,491	2,817	3,463	38,567

Less:
Cash interest expense, net	12,007	11,822	23,834	23,222
Income taxes paid	—	288	251	288
Maintenance capital expenditures	655	1,061	810	1,460
Other income	(6)	(2)	(11)	(3)
Cash Available for Distribution	$(10,165)	$(10,352)	$(21,421)	$13,600

Non-GAAP Financial Measures

Adjusted EBITDA and Cash Available for Distribution

We use the non-GAAP financial measures Adjusted EBITDA and Cash Available for Distribution in this report. A reconciliation of Adjusted EBITDA and Cash Available for Distribution to net earnings (loss), the most directly comparable financial measure as calculated and presented in accordance with GAAP, is shown above.

We define Adjusted EBITDA as net earnings before interest, income taxes, depreciation and amortization, unrealized risk management gains and losses, loss on extinguishment of debt, foreign exchange gains and losses, inventory impairment write-downs, gains and losses on asset dispositions, non-cash compensation, asset impairments and other income. We believe the adjustments for other income are similar in nature to the traditional adjustments to net earnings used to calculate EBITDA and adjustment for these items results in an appropriate representation of this financial measure. Cash Available for Distribution is defined as Adjusted EBITDA reduced by interest expense (excluding amortization of deferred financing costs), income taxes paid, maintenance capital expenditures and other income. Adjusted EBITDA and Cash Available for Distribution are used as supplemental financial measures by our management and by external users of our financial statements, such as commercial banks and ratings agencies, to assess:

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

The non-GAAP financial measures of Adjusted EBITDA and Cash Available for Distribution should not be considered as alternatives to net earnings (loss). Adjusted EBITDA and Cash Available for Distribution are not presentations made in accordance with GAAP and have important limitations as analytical tools. Neither Adjusted EBITDA nor Cash Available for Distribution should be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA and Cash Available for Distribution exclude some, but not all, items that affect net earnings (loss) and are defined differently by different companies, our definition of Adjusted EBITDA and Cash Available for Distribution may not be comparable to similarly titled measures of other companies.

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

Revenues for each of the three and six months ended September 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Long-term contract revenue	$8,928	$14,101	$18,573	$54,584
Short-term contract revenue	3,724	1,532	8,341	3,803
Fee-based revenue	$12,652	$15,633	$26,914	$58,387

Realized optimization, net	$5,065	$4,458	$10,379	$18,231
Unrealized risk management (losses) gains	(381)	999	(10,712)	(151)
Write-down of inventory	—	(10,500)	—	(10,500)
Optimization revenue, net	$4,684	$(5,043)	$(333)	$7,580

Changes in revenue in the quarter were primarily attributable to the following:

Long-term contract revenue.  LTF revenue for the three months ended September 30, 2015 decreased by $5.2 million (37%) compared to the three months ended September 30, 2014 principally as a result of lower fees realized and a weaker Canadian dollar in the current period compared to the same period in fiscal 2015. LTF revenue for the six months ended September 30, 2015 decreased by $36.0 million (66%) compared to the six months ended September 30, 2014 primarily due to the one-time, early termination payment of $26.0 million received from TransCanada in May 2014. Excluding the impact of this prior-period transaction, revenues declined by $10.0 million. This decline was mainly due to lower fees realized for equivalent storage volumes which reduced revenues by $7.4 million, combined with a weaker Canadian dollar which reduced revenues at our Canadian facilities by an additional $1.9 million. The erosion of prices charged for LTF services resulted from the ongoing compression of the seasonal spread.

Short-term contract revenue.  STF revenue for the three months ended September 30, 2015 increased by $2.2 million (143%) when compared to the three months ended September 30, 2014. STF revenue for the six months ended September 30, 2015 increased by $4.5 million (119%) when compared to the six months ended September 30, 2014. A higher volume of STF transactions during the three and six months ended September 30, 2015 compared to the volume in the prior periods increased STF revenue. In addition, during the year ended March 31, 2014, certain transactions with lower contract rates were entered into to mitigate withdrawal risk during the winter of fiscal 2014. The effects of this continued into first quarter of fiscal 2015. The lack of similar transactions in the six months ended September 30, 2015 resulted in higher STF revenue when compared to the same period last year.

Optimization Revenue.  Optimization activities for the three months ended September 30, 2015 resulted in a net gain of $4.7 million compared to a loss of $5.0 million in the three months ended September 30, 2014. Optimization revenue for the six months ended September 30, 2015 decreased to a loss of $0.3 million from a net gain of $7.6 million during the six months ended September 30, 2014. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. Our net optimization revenue includes the impact of unrealized economic hedging gains and losses and inventory write-down, which cause our reported revenue to fluctuate from period to period. The components of optimization revenues are as follows:

Realized Optimization Revenue, net.  Net realized optimization revenue for the three months ended September 30, 2015 increased by $0.6 million compared to the three months ended September 30, 2014. Net realized optimization revenue for the six months ended September 30, 2015 decreased by $7.9 million compared to the six months ended September 30, 2014. A reduction of in-the-money settlement of financial hedges combined with lower levels of proprietary inventory principally caused a decrease in revenues from our storage operations for the six months ended September 30, 2015. This was partially offset by higher revenue from our marketing business which generated realized optimization revenue of $3.8 million and $8.2 million for the three and six months ended September 30, 2015 compared to $2.7 million and $6.1 million realized during the three and six months ended September 30, 2014. Revenue from the marketing business exceeded last year as a result of an expansion of our residential market in Western Canada as well as our commercial market in Eastern Canada.

Unrealized Risk Management Gains (Losses). Unrealized risk management gains and losses are recorded based on the market value of derivative contracts. For the three and six months ended September 30, 2015, unrealized risk management losses resulted from the reversal of gains from previous periods associated with in-the-money contracts that settled in the current period along with lower values of futures contracts for our storage and marketing businesses.

During the three and six months ended September 30, 2015 our marketing business recognized $1.3 million and $2.4 million of unrealized risk management losses compared to $1.4 million and $5.3 million in unrealized risk management gains during the three and six months ended September 30, 2014. Lower gains resulted from decreases in the value of futures contracts as a result of a decline in natural gas prices relative to average contract prices for future months.

Write-Down of Inventory. Natural gas prices fell during the quarter ended September 30, 2014. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. With the realization of hedges positioned during the quarter ended September 30, 2014 and the positioning of new hedges at lower values in the then future periods, the market value of our inventories became less than the carrying cost. Accordingly, we wrote down our proprietary inventories by $10.5 million in the three and six months ended September 30, 2014.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Lease costs and property taxes	$3,210	$4,088	$6,439	$7,781
Fuel and electricity	1,735	5,028	3,582	8,553
Salaries and benefits	1,373	1,364	2,800	3,039
Maintenance	899	1,006	1,447	2,058
General operating costs	1,409	576	2,315	1,584

Total operating expenses	$8,626	$12,062	$16,583	$23,015

Operating expenses for the three months ended September 30, 2015 decreased by $3.4 million (28%) compared to the three months ended September 30, 2014. Operating expenses for the six months ended September 30, 2015 decreased by $6.4 million (28%) compared to the six months ended September 30, 2014. Reductions in operating expenses for the three and six months ended September 30, 2015 were principally the result of lower injections of gas into storage which resulted in reduced fuel and electricity costs. Additionally, the Canadian dollar depreciated approximately 15% compared to the U.S. dollar in the current period. A weaker Canadian dollar resulted in expenses associated with our Canadian facility being lower by $0.5 million and $1.0 million for the three and six months ended September 30, 2015 compared to the three and six months ended September 30, 2014. A decline in lease costs due to leased storage capacity being reduced by 5.6 Bcf since April 1, 2015 also contributed to reduced expenses. These reductions were partially offset by higher emission offset costs and costs of leasing additional cushion to manage our temporary pressure support requirements.

General and Administrative Expenses

General and administrative expenses for the three and six months ended September 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Compensation costs	$3,686	$2,683	$7,460	8,909
General costs, including office and information technology costs	907	1,137	1,912	2,290
Legal, audit and regulatory costs	2,137	2,385	8,588	5,080

Total general and administrative expenses	$6,730	$6,205	$17,960	$16,279

General and administrative expenses for the three months ended September 30, 2015 increased by $0.5 million (8%) compared to the three months ended September 30, 2014. General and administrative expenses for the six months ended September 30, 2015 increased by $1.7 million (10%) compared to the six months ended September 30, 2014. The increase for the three months ended September 30, 2015 was primarily due to reductions in incentive compensation accruals recorded in fiscal 2015 which was partially offset by reductions of $0.8 million in response to the impact of weaker Canadian dollar. General and administrative costs for the six months ended September 30, 2015 increased principally as a result of higher legal and consulting costs incurred related to the Transaction. Excluding these costs, general and administrative expenses for the six months ended September 30, 2015 would have been $13.8 million. The increased costs were partially offset by lower overall compensation costs due to reduced staffing levels and the impact of a weaker Canadian dollar which resulted in expenses being lower by $1.9 million compared to the same period in fiscal 2015.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three and six months ended September 30, 2015 decreased by $1.2 million and $40.4 million, respectively, compared to the three and six months ended September 30, 2014. Depreciation expense for the three and six months ended September 30, 2015 included $6.4 million and $8.6 million, respectively, related to migration of cushion gas at our Canadian facilities, compared to $5.7 million and $33.6 million for the three and six months ended September 30, 2014. The provisions for cushion gas migration represent our estimated costs associated with proprietary cushion gas that no longer provides effective pressure support.

Amortization of intangible assets during the six months ended September 30, 2014 included $11.7 million of amortization related to the termination of the prior storage agreement with TransCanada and the establishment of a new contract. The recorded amortization charges reflected the revised pattern of cash flows associated with this customer relationship.

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Interest on Senior Notes	$9,344	$9,344	$18,688	$18,687
Interest on revolving credit facilities	2,379	2,324	4,790	4,303
Amortization of deferred financing costs	958	913	1,872	1,825
Other interest	284	154	356	232
Total interest expenses	$12,965	$12,735	$25,706	$25,047

Interest expense for the three and six months ended September 30, 2015 increased by $0.2 million (2%) and $0.7 million (3%) compared to the same periods in fiscal 2015 mainly as a result of a higher average interest rate on our revolving credit facilities.

Income Taxes

Income tax benefit for the three and six months ended September 30, 2015 decreased by $0.9 million and $13.7 million compared to the three and six months ended September 30, 2014. The change for three months ended was primarily due to lower recognized losses in certain taxable entities. Lower income tax benefit for the six months ended September 30, 2015 was primarily due to lower recognized losses in certain taxable entities and an increase in Canadian provincial income tax rates which impacted certain Canadian taxable entities.

Liquidity and Capital Resources

Sources and Uses of Liquidity

As discussed above, on June 14, 2015 the Company agreed to be acquired by Brookfield. As part of the Merger Agreement associated with the Transaction, Brookfield agreed to lend the Company up to $50.0 million to support ongoing operations of the business. The definitive agreement associated with this commitment was signed on July 28, 2015 and is discussed further in Note 3 to the Company’s financial statements.

Also as discussed in Note 3, when the Company’s FCCR is below 1.1 to 1.0 times, as defined in the Company’s Credit Agreement on a trailing twelve month basis, the Company is unable to borrow the last 15% of availability under its Credit Agreement without triggering an event of default. At September 30, 2015 the Company’s FCCR was 0.6 to 1.0 and therefore, the Company continued to be subject to this limitation. Based on the Company’s estimates of its cash flows coupled with the availability of borrowings under the agreement with Brookfield, the Company believes that it has adequate cash availability to support its operations for the next twelve months.

As of November 2, 2015, the Company’s availability under its Credit Agreement was $39.4 million, including reductions resulting from its FCCR falling below 1.1 to 1.0 times. In addition, the remaining capacity under the Company’s Short-term Credit Facility with Brookfield amounted to $30.0 million.

On November 4, 2015, the Company’s Board of Directors continued the suspension of Niska Partners’ quarterly distribution to common unitholders for the second quarter of fiscal 2016 in compliance with the Company’s commitment not to make distributions until the earlier of the date of closing or termination of its Merger Agreement with Brookfield.

Cash Flows from Operations and Investing Activities

The following table summarizes our sources and uses of cash for the six months ended September 30, 2015 and 2014, respectively (in thousands):

Operating Activities:

	Six Months Ended
	September 30,
	2015	2014
	(unaudited)

Net earnings (loss)	$(57,016)	$(47,803)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Unrealized foreign exchange losses (gains)	171	(66)
Deferred income tax benefit	(3,738)	(16,249)
Unrealized risk management losses	10,712	151
Depreciation and amortization	25,539	65,978
Deferred charges amortization	1,872	1,825
Loss (gain) on disposal of assets	240	(14)
Non-cash compensation	713	1,243
Write-down of inventory	—	10,500
Changes in non-cash working capital	54,054	(122,901)
Net cash provided by (used in) operating activities	32,547	(107,336)

Net cash used in investing activities	(881)	(1,684)

Net cash (used in) provided by financing activities	(24,407)	108,762

Effect of translation of foreign currency on cash and cash equivalents	(129)	(112)

Net Increase (Decrease) in Cash and Cash Equivalents	$7,130	$(370)

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

Cash provided by operating activities during the six months ended September 30, 2015 was $32.5 million compared to a use of $107.3 million during the same period in fiscal 2015. The higher amount of cash provided by operating activities was principally due to our decision to hold proprietary inventories over the end of fiscal 2015, a portion of which were sold during the six months ended September 30, 2015. Inventory sales were partially offset by lower profitability during the first half of fiscal 2016 compared to the same period last year. During the six months ended September 30, 2014, cash flows from operating activities were materially impacted by significant proprietary inventory purchases as well as the purchase of natural gas for our retail entities in a falling market which required us to post higher margin deposits.

Net changes in non-cash working capital consisted of the following (in thousands):

	Six Months Ended
	September 30,
	2015	2014
	(unaudited)

Margin deposits	$(5,390)	$(25,360)
Trade receivables	1,245	4,093
Accrued receivables	21,977	122,578
Natural gas inventory	25,178	(209,331)
Prepaid expenses and other current assets	711	1,148
Other assets	80	—
Trade payables	(15)	(278)
Accrued liabilities	10,319	(27,010)
Deferred revenue	47	11,904
Other long-term liabilities	(98)	(645)

Total	$54,054	$(122,901)

As noted above, net changes in non-cash working capital can fluctuate significantly from period to period and is primarily affected by timing differences between the purchase and sale of natural gas inventory, including margin requirements and cash settlement on related risk management instruments, and the timing of collections from our customers.

Investing Activities

Substantially all of our cash used for investing activities consisted of capital expenditures in each of the six months ended September 30, 2015 and 2014. Our capital expenditures in each six month period consisted of the following (in thousands):

	Six Months Ended
	September 30,
	2015	2014
	(unaudited)

Maintenance capital	$810	$1,460
Expansion capital	75	633
Total capital expenditures	885	2,093

Changes in accrued capital expenditures	(4)	(395)
Proceeds from sale of assets	—	(14)
Net cash used in investing activities	$881	$1,684

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

Regulation

Adoption of the Clean Power Plan Regulations

In August 2015, the U.S. Environmental Protection Agency (the “EPA”) issued its final Clean Power Plan rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the Clean Power Plan. The EPA has given states the option to develop compliance plans for annual rate-based reductions (pounds per megawatt hour or mass-based tonnage) limits for CO2.

The state plans are due in September 2016, subject to potential extensions of up to two years for final plan submission. The compliance period begins in 2022, and emission reductions will be phased in up to 2030. The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan is not submitted to the EPA. Judicial challenges have already been filed, which may result in a stay of the implementation of the rules.

Final Rule for the Waters of the United States

In May 2015, the EPA issued a final rule that sets forth changes to its definition of “waters of the United States” under the Clean Water Act (“CWA”). In August 2015, a federal district judge in North Dakota enjoined implementation of the rule in 13 states. Federal district court judges in West Virginia and Georgia have denied similar motions for injunctions, while district court judges in other jurisdictions have stayed their cases until the Judicial Panel on Multidistrict Litigation ruled on whether to consolidate all of the district court cases in a single court. In October 2015, the Judicial Panel on Multidistrict Litigation declined to consolidate the various district court cases in a single court. In addition, in October 2015 the Sixth Circuit issued a nationwide stay of the rule until it determines whether it has jurisdiction over the petitions for review brought in the federal appellate courts. It remains to be seen how the various proceedings in more than a dozen federal district courts and possibly in the Sixth Circuit will affect the substance of the final rule and its implementation. Any expansion to CWA jurisdiction could impose additional permitting obligations on our operations, which may adversely affect any development or expansion we may plan to undertake.

New National Ambient Air Quality Standards for Ozone

The EPA on October 1, 2015 finalized both the 8-hour primary and secondary air quality standards for ground level ozone to 70 parts per billion from 75 parts per billion. States must now evaluate their attainment status and determine whether additional control measures are needed in order to meet this standard. If states where we operate determine that they are not in attainment with this new standard, they may enact additional regulations beyond those currently contemplated to further control emissions of volatile organic compounds and nitrogen oxides from certain sources, which could apply to our operations and could result in increased compliance costs. Niska Partners cannot predict the financial impact of the revised ozone standards at this time.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 regarding this matter.

At September 30, 2015, 42.9 Bcf of natural gas inventory was economically hedged, representing 98.0% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of inventory would increase by $43.8 million, the fair value or mark-to-market value of our economic hedges would decrease by $42.9 million, and the impact due to the non-economically hedged position would be $0.9 million. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of inventory would decrease by $43.8 million while the fair value of our economic hedges would increase by $42.9 million and the impact due to the non-economically hedged position would be $0.9 million.

At September 30, 2015, we were exposed to interest rate risk resulting from the variable rates associated with our $400 million Credit Agreement, on which a balance of $153.5 million was drawn. The interest rate applicable on the credit facilities is subject to change based on certain ratios and the magnitude of our drawings on the facility. At September 30, 2015, a one percent increase or decrease in interest rates would have an impact of approximately $1.5 million on our interest expense.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and the CFO have concluded that our controls and procedures were effective as of September 30, 2015. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to Part I—Item 1A—Risk Factors in our Annual Report and Part II — Item 1A — Risk Factors in our Q1 Quarterly Report. There have been no material changes to the risk factors set forth in our Annual Report, other than those updated by our Q1 Quarterly Report.

Item 6.  Exhibits

Exhibit Number		Description
2.1	—

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

Credit Agreement, dated as of July 28, 2015, by and between Niska Gas Storage Partners LLC, as the borrower, Swan Finance LP, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on July 31, 2015)

10.2	—

Separation Agreement and General Release of Claims, executed on July 31, 2015, between Bruce D. Davis, Jr., Niska Gas Storage Partners LLC, Niska Gas Transport Inc. and Niska Holdings L.P. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed on August 4, 2015)

10.3	—

Agreement Regarding Niska Gas Storage Partners LLC Phantom Unit Performance Plan Awards, executed on July 31, 2015, between Bruce D. Davis, Jr. and Niska Gas Storage Partners LLC (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed on August 4, 2015)

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

NISKA GAS STORAGE PARTNERS LLC

Date: November 6, 2015	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)