Form 10-Q
period 2015-12-31
Niska Gas Storage Partners LLC
filed 2016-02-09
CIK 1483830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

As of February 8, 2016, there were 37,988,724 Common Units outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenues:
Fee-based revenue	$13,227	$15,628	$40,141	$74,015
Optimization, net	5,393	23,591	5,060	31,171
	18,620	39,219	45,201	105,186
Expenses (income):
Operating	7,709	9,434	24,292	32,451
General and administrative	5,718	4,233	23,678	20,513
Depreciation and amortization	17,392	41,752	42,931	107,730
Interest	13,265	13,182	38,971	38,229
Impairment of goodwill	—	245,604	—	245,604
Losses (gains) on disposals of assets	28	(70)	268	(64)
Foreign exchange losses	197	344	332	32
Other expense (income)	7	(2)	(4)	(8)

EARNINGS (LOSS) BEFORE INCOME TAXES	(25,696)	(275,258)	(85,267)	(339,301)
Income tax benefit	(4,704)	(15,635)	(7,259)	(31,875)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(20,992)	$(259,623)	$(78,008)	$(307,426)

Net earnings (loss) allocated to:

Managing Member	$(378)	$(4,677)	$(1,405)	$(5,573)
Common unitholders	$(20,614)	$(254,946)	$(76,603)	$(301,853)

Earnings (loss) per unit allocated to common unitholders - basic and diluted	$(0.54)	$(6.85)	$(2.02)	$(8.27)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

(Unaudited)

	December 31,	March 31,
	2015	2015
ASSETS
Current assets
Cash and cash equivalents	$6,049	$11,699
Margin deposits	9,727	13,285
Trade receivables	2,209	2,598
Accrued receivables	29,965	44,140
Natural gas inventory	81,014	136,295
Prepaid expenses and other current assets	3,035	3,788
Short-term risk management assets	34,960	41,600
	166,959	253,405
Long-term assets
Property, plant and equipment, net of accumulated depreciation	784,048	820,467
Intangible assets, net of accumulated amortization	37,266	41,829
Deferred financing costs, net of accumulated amortization	8,508	11,001
Other assets	2,989	3,329
Long-term risk management assets	26,065	30,928
	858,876	907,554
TOTAL	$1,025,835	$1,160,959

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Obligations under credit facilities	$161,251	$193,500
Current portion of obligations under capital lease	1,371	1,339
Trade payables	130	885
Current portion of deferred taxes	2,334	2,334
Deferred revenue	238	6,669
Accrued liabilities	42,148	47,686
Short-term risk management liabilities	27,962	25,560
	235,434	277,973
Long-term liabilities
Long-term risk management liabilities	18,333	20,833
Asset retirement obligations	2,412	2,308
Other long-term liabilities	1,169	1,270
Deferred income taxes	79,350	88,317
Obligations under capital lease	8,555	9,587
Long-term debt	575,000	575,000
	684,819	697,315
Members’ equity (deficit)
Common units	(160,453)	(81,805)
Managing Member’s interest	266,035	267,476
	105,582	185,671
Commitments and contingencies (Note 2)
TOTAL	$1,025,835	$1,160,959

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

(Unaudited)

	Nine Months Ended
	December 31,
	2015	2014

Operating Activities
Net earnings (loss)	$(78,008)	$(307,426)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Unrealized foreign exchange losses	329	260
Deferred income tax benefit	(9,009)	(31,938)
Unrealized risk management losses (gains)	11,405	(48,127)
Depreciation and amortization	42,931	107,730
Amortization of deferred financing costs	2,881	2,738
Losses (gains) on disposals of assets	268	(64)
Non-cash compensation	1,273	1,687
Impairment of goodwill	—	245,604
Write-downs of inventory	600	42,200
Changes in non-cash working capital	61,667	(105,338)
Net cash provided by (used in) operating activities	34,337	(92,674)

Investing Activities
Property, plant and equipment expenditures	(2,288)	(5,466)
Proceeds from disposal of assets	—	14
Net cash used in investing activities	(2,288)	(5,452)

Financing Activities
Proceeds from credit facility drawings	166,300	652,700
Repayments of credit facilities	(199,100)	(531,700)
Payments of financing costs	(388)	(880)
Repayments of obligations under capital lease	(1,001)	(970)
Distributions to unitholders	(3,354)	(20,105)
Net cash (used in) provided by financing activities	(37,543)	99,045

Effect of translation on foreign currency cash and cash equivalents	(156)	(243)
Net (decrease) increase in cash and cash equivalents	(5,650)	676
Cash and cash equivalents, beginning of period	11,699	7,704
Cash and cash equivalents, end of period	$6,049	$8,380

Supplemental cash flow disclosures (Note 12)

(See Notes to Unaudited Consolidated Financial Statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members’ Equity

(in thousands of U.S. dollars)

(Unaudited)

		Managing
	Common	Member
	Units	Interest	Total

Balance, April 1, 2014	$279,604	$274,536	$554,140

Net earnings (loss)	(301,853)	(5,573)	(307,426)

Distributions to unitholders	(38,986)	(751)	(39,737)

Issuance of common units	19,608	—	19,608

Non-cash equity contribution from parent	480	10	490

Non-cash compensation	1,175	22	1,197

Balance, December 31, 2014	$(39,972)	$268,244	$228,272

Balance, April 1, 2015	$(81,805)	$267,476	$185,671

Net earnings (loss)	(76,603)	(1,405)	(78,008)

Distributions to unitholders	(3,294)	(60)	(3,354)

Non-cash compensation	1,249	24	1,273

Balance, December 31, 2015	$(160,453)	$266,035	$105,582

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

In June 2015, the Company and Niska Gas Storage Management LLC, its Managing Member, entered into a definitive agreement to be acquired by Brookfield Infrastructure Partners L.P. and its institutional partners (“Brookfield”). Under the terms of the agreement (“Merger Agreement”), Brookfield will acquire all of the Company’s outstanding common units for $4.225 per common unit in cash and will acquire the Managing Member and the Incentive Distribution Rights (“IDRs”) in the Company (the “Transaction”) prior to June 14, 2017. A period provided for in the Merger Agreement for unsolicited consideration of alternative acquisition proposals expired on July 29, 2015.

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

The closing of the Transaction is dependent on certain conditions related to regulatory requirements being satisfied, including the approval of the California Public Utilities Commission (“CPUC” or the “Commission”). The Company’s previously disclosed timeline allowed for a hearing process to be undertaken with the CPUC. The CPUC has determined that a hearing is not required, which could reduce the time to close. Consequently, the Transaction is expected to be consummated in calendar year 2016; however, the timing of the process remains within the purview of the CPUC and the Transaction remains subject to other non-regulatory closing conditions.

At December 31, 2015, Niska Partners had 37,988,724 common units outstanding. Of this amount, 20,488,525 common units are owned by the Carlyle/Riverstone Funds through Niska Holdings L.P. and Niska Sponsor Holdings Cȯȯpertief U.A. (“Sponsor Holdings”), along with a 1.80% Managing Member’s interest in the Company and all of the Company’s IDRs. Including all of the common units owned by the Carlyle/Riverstone Funds, along with the 1.80% Managing Member’s interest, the Carlyle/Riverstone Funds have a 54.76% ownership interest in the Company excluding the IDRs, which are a variable interest. The remaining 17,500,199 common units, representing a 45.24% ownership interest in the Company excluding the IDRs, are owned by the public.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

1. Organization and Basis of Presentation (continued)

Basis of Presentation (continued)

In the opinion of management, the accompanying consolidated financial statements of Niska Partners, which are unaudited except for the balance sheet at March 31, 2015 which is derived from audited financial statements, include all adjustments necessary to present fairly Niska Partners’ financial position as of December 31, 2015, the results of Niska Partners’ operations for the three and nine months ended December 31, 2015 and 2014, along with its cash flows for the nine months ended December 31, 2015 and 2014. The results of operations for the three and nine months ended December 31, 2015 are not necessarily representative of the results to be expected for the full fiscal year ending March 31, 2016. The optimization of proprietary gas purchases is seasonal with the majority of the revenues and costs associated with the physical sale of proprietary gas generally occurring during the third and fourth fiscal quarters, when demand for natural gas is typically the strongest.

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

2. Commitments and Contingencies

Commitments

Niska Partners has entered into non-cancelable operating leases for temporary pressure-support gas, office space, land-use rights at its operating facilities, storage capacity at other facilities, equipment and vehicles used in its operations. The remaining lease terms expire between January 2016 and February 2059 and require the payment of taxes, insurance and maintenance by the lessee.

The Company’s purchase obligations arising as a result of forward purchase contracts in place at December 31, 2015 were as follows:

For the fiscal year ending:
2016	$619,293
2017	454,231
2018	339,505
2019	23,424
2020	6,797
2021 and thereafter	1,320
Total future purchase commitments	$1,444,570

Purchase obligations consisted of forward physical and financial commitments related to future purchases of natural gas. As the Company economically hedges substantially all of its natural gas purchases, there are forward sales that offset these commitments which are not included in the above table. As at December 31, 2015, forward physical and financial sales for all future periods totaled $1,437.3 million.

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

As of December 31, 2015, the Company was under review by Canadian tax authorities for withholding taxes paid on behalf of the Carlyle/Riverstone Funds and the investors of the Carlyle/Riverstone Funds for earnings distributions made prior to the Company’s initial public offering. The Company received a notice from the Canadian tax authorities of a proposed assessment equivalent to $9.7 million and estimates the probable amount payable to range from $5.5 million to the proposed assessment of $9.7 million. The Company has recorded the minimum of the range, or $5.5 million, as a liability to the Canadian tax authorities. Niska Holdings L.P., a company held by the Carlyle/Riverstone Funds and the parent of Sponsor Holdings, guaranteed the repayment of any amounts owing with respect to this matter to the Company. Accordingly, as the Company believes collection of any amounts receivable is reasonably assured, it recorded a corresponding receivable equivalent to $5.5 million.

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

3. Debt

Niska Partners’ debt obligations consist of the following:

	December 31,	March 31,
	2015	2015

Senior Notes due 2019	$575,000	$575,000
Revolving credit facilities	140,700	193,500
Short-term credit facility	20,551	—
Total	736,251	768,500
Less portion classified as current	(161,251)	(193,500)
	$575,000	$575,000

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

3. Debt (continued)

Senior Notes due 2019 (continued)

Interest on the 6.50% Senior Notes is payable semi-annually on October 1 and April 1, and the Notes will mature on April 1, 2019. As of December 31, 2015, the estimated fair market value of the Notes was $506.0 million.

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

As of December 31, 2015, $140.7 million in borrowings, with a weighted average interest rate of 4.19% (March 31, 2015 - $193.5 million of borrowings had a weighted average interest rate of 3.98%), were outstanding under the credit facilities. Amounts committed in support of letters of credit totaled $19.5 million at December 31, 2015 (March 31, 2015 - $5.8 million). Any borrowings under the $400 million Credit Agreement are classified as current.

The Credit Agreement provides that Niska Partners may borrow only up to the lesser of the level of the then current borrowing base or the committed maximum borrowing capacity, which is currently $400.0 million. As of December 31, 2015, the borrowing base collateral totaled $240.9 million.

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

As of December 31, 2015, Niska Partners was in compliance with all covenant requirements under the indenture governing the 6.50% Senior Notes and the $400 million Credit Agreement. However, Niska Partners’ FCCR was 0.6 to 1.0. Therefore, the Company is subject to the above restriction limiting the last 15% of availability under the revolving credit facilities. Accordingly, the availability under the Credit Agreement has been reduced by 15%, to $204.8 million. As of December 31, 2015, $44.6 million of the Company’s availability remained unutilized.

The $400 million Credit Agreement contains limitations on Niska Partners’ ability to incur additional debt or to pay distributions in respect of, repurchase or pay distributions on its membership interests (or other capital stock) or make other restricted payments.

The Company is presently in the process of negotiating an amendment and extension of its existing Credit Agreement which if completed will, among other things, permit the Merger Agreement to proceed without triggering a change-of-control provision in the Credit Agreement and extend the term of the Credit Agreement beyond June 29, 2016 to September 30, 2016, or to December 31, 2016, if the Transaction closes on or before September 16, 2016. It is likely that any such amendment and extension will result in a reduction in the maximum availability under the Credit Agreement. However, in the event that an extension of the agreement is not consummated, the Company will be required to raise additional funds in order to repay the Credit Agreement at its maturity in June 2016. If the extension of the agreement is consummated as contemplated, the Company will be required to further extend the maturity date or raise additional funds to repay the Credit Agreement at its final maturity date. We can provide no assurance that we will be able to further extend the maturity date or raise additional funds to repay the Credit Agreement upon its revised maturity.

Niska Partners has no independent assets or operations other than its investments in its subsidiaries. Both the 6.50% Senior Notes and the $400 million Credit Agreement have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners’ subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners and have no restricted assets as of December 31, 2015.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

3. Debt (continued)

Short-term Credit Facility

On July 28, 2015, the Company entered into a credit agreement with Brookfield for a $50.0 million short term credit facility (the “Short-term Credit Facility”), which may be borrowed subject to certain customary conditions. As of December 31, 2015, the outstanding amount of $20.6 million under the Short-term Credit Facility bears interest at an annual rate of 10%, which is payable in cash on a quarterly basis, unless the Company elects to pay such interest in-kind by capitalizing accrued interest into the principal amount. During the three and nine months ended December 31, 2015, $0.6 million of interest was accrued and paid in-kind.

Amounts borrowed under the Short-term Credit Facility may be prepaid without premium and penalty, and all amounts due and owing under the Short-term Credit Facility will be payable on the earlier of January 28, 2017 or the first to occur of; (a) the acceleration of the loans during the continuance of an event of default under the Short-term Credit Facility; (b) the date on which the Merger Agreement is terminated in accordance with its terms; (c) the date that is 90 days after the date on which the required lenders have determined that the acquisition of the business of the Company and its subsidiaries pursuant to the Merger Agreement cannot or will not be consummated for any reason, including without limitation regulatory matters or legal bars; and (d) any uncured breach of any other agreement between the Company and certain affiliates, on the one hand, and any lenders or any affiliate thereof, on the other hand, which results in termination of such agreement.

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

To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 billion cubic feet (“Bcf”). At December 31, 2015, 34.3 Bcf of natural gas inventory was offset with financial contracts, representing 98.8% of total inventory. At March 31, 2015, 47.2 Bcf of natural gas inventory was offset with financial contracts, representing 98.6% of total inventory. As of December 31, 2015 and March 31, 2015, the volumes of inventories which were economically hedged using each type of contract were:

	December 31,	March 31,
	2015	2015

Forwards	5.0 Bcf	1.5 Bcf
Futures	29.3 Bcf	46.0 Bcf
Swaps	—	(0.3 Bcf	)
	34.3 Bcf	47.2 Bcf

Price Risk Associated with Compliance with Environmental Regulations

One of Niska Partners’ operating facilities, the Wild Goose storage facility, is located in California. In 2006, California adopted AB 32, the Global Warming Solutions Act of 2006, with a goal of reaching: (i) 1990 greenhouse gases (“GHG”) emissions levels by the year 2020; (ii) 80% of 1990 levels by 2050; and (iii) a mandatory emission reporting program. AB 32 required the California Air Resources Board (“ARB”) to develop a scoping plan describing the approach California will take to reduce GHGs to achieve the goal of reducing emissions to 1990 levels by 2020 (the “2020 Goal”). The scoping plan was first approved by the ARB in 2008 which identifies a cap-and-trade program as one of the strategies California will employ to meet the 2020 Goal. In 2010, ARB approved that cap and trade program and it came into effect on January 1, 2013.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Price Risk Associated with Compliance with Environmental Regulations (continued)

Entities are subject to compliance obligations if they exceed certain ARB-defined emission thresholds. During each year of the program, the ARB issues emission allowances (i.e., the rights to emit GHGs) equal to the amount of GHG emissions allowed for that year. Emitters can obtain allowances from the ARB at quarterly auctions or from third parties or exchanges. Emitters may also satisfy a portion of their compliance obligation through the purchase of offset credits; e.g., credits for GHG reductions achieved by third parties (such as landowners, livestock owners, and farmers) that occur outside the industry sectors covered under the cap through ARB-qualified offset projects such as reforestation or biomass projects. During the nine months ended December 31, 2015, the Company determined that it had exceeded its allowed emissions threshold and became subject to compliance obligations whereby it must purchase allowances or offset credits. As of December 31, 2015, the Company had $0.8 million of accrued emission allowances and offset credits and the Company was exposed to risks associated with changes in the price of credits for GHG reductions.

Counterparty Credit Risk

Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade accounts receivable is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners’ ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment. For the nine months ended December 31, 2015 and 2014, no expense related to doubtful accounts was recognized as a result of receivables deemed to be uncollectible. It is management’s opinion that no allowance for doubtful accounts was required as of December 31, 2015 and March 31, 2015, respectively, on the Company’s accrued and trade accounts receivable.

The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company’s financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Credit risk is assessed prior to transacting with any counterparty and each counterparty is required to maintain an investment grade rating, provide a parental guarantee from an investment grade parent, or provide an alternative method of financial assurance (letter of credit, cash, etc.) to support proposed transactions. In addition, the Company’s tariffs contain provisions that permit it to take title to a customer’s inventory should the customer’s account remain unpaid for an extended period of time. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 46.4% and 58.2% of gross revenues for the nine months ended December 31, 2015 and 2014, respectively, is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default.

Exchange traded futures and options comprise approximately 76.4% of Niska Partners’ commodity risk management assets at December 31, 2015. These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners’ account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Interest Rate Risk

Niska Partners assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At December 31, 2015, Niska Partners was exposed to interest rate risk resulting from the variable rates associated with its $400 million Credit Agreement of which $140.7 million was drawn.

Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. Niska Partners continues to manage its liquidity risk by ensuring sufficient cash and credit facilities are available to meet its operating and capital expenditure obligations when due, under both normal and stressed conditions.

Foreign Currency Risk

Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners conducts a portion of its activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the U.S. dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows exceed Canadian currency inflows. The Company enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps at December 31, 2015 was $22.6 million (March 31, 2015 - $19.6 million). These contracts expire on various dates from February 1, 2016 through December 1, 2016. Niska Partners has not elected hedge accounting treatment, therefore, changes in fair value are recorded directly in earnings.

The following tables show the fair values of Niska Partners’ risk management assets and liabilities at December 31, 2015 and March 31, 2015:

	Energy	Currency
December 31, 2015	Contracts	Contracts	Total

Short-term risk management assets	$31,998	$2,962	$34,960
Long-term risk management assets	26,065	—	26,065
Short-term risk management liabilities	(27,438)	(524)	(27,962)
Long-term risk management liabilities	(18,333)	—	(18,333)
	$12,292	$2,438	$14,730

	Energy	Currency
March 31, 2015	Contracts	Contracts	Total

Short-term risk management assets	$39,392	$2,208	$41,600
Long-term risk management assets	29,647	1,281	30,928
Short-term risk management liabilities	(25,560)	—	(25,560)
Long-term risk management liabilities	(20,512)	(321)	(20,833)
	$22,967	$3,168	$26,135

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

Information about the Company’s risk management assets and liabilities that had netting or rights of offset arrangements is as follows:

December 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$187,824	$(129,761)	$58,063	$(46,618)	$11,445
Currency derivatives	2,967	(5)	2,962	—	2,962
Total assets	190,791	(129,766)	61,025	(46,618)	14,407
Liabilities
Commodity derivatives	175,532	(129,761)	45,771	(41,322)	4,449
Currency derivatives	529	(5)	524	(524)	—
Total liabilities	176,061	(129,766)	46,295	(41,846)	4,449

Net	$14,730	$—	$14,730	$(4,772)	$9,958

March 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$148,385	$(79,346)	$69,039	$(50,070)	$18,969
Currency derivatives	5,167	(1,678)	3,489	—	3,489
Total assets	153,552	(81,024)	72,528	(50,070)	22,458
Liabilities
Commodity derivatives	125,418	(79,346)	46,072	(39,338)	6,734
Currency derivatives	1,999	(1,678)	321	(321)	—
Total liabilities	127,417	(81,024)	46,393	(39,659)	6,734

Net	$26,135	$—	$26,135	$(10,411)	$15,724

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

4. Risk Management Activities and Financial Instruments (continued)

The Company expects to recognize risk management assets and liabilities outstanding at December 31, 2015 into net earnings (loss) and comprehensive income (loss) in the fiscal periods as follows:

	Energy	Currency
	Contracts	Contracts	Total

Fiscal year ending March 31, 2016	$3,669	$229	$3,898
Fiscal year ending March 31, 2017	7,090	2,209	9,299
Fiscal year ending March 31, 2018	3,240	—	3,240
Thereafter	(1,707)	—	(1,707)
	$12,292	$2,438	$14,730

Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014	Classification

Energy contracts
Realized	$2,415	$3,785	$10,084	$18,864	Optimization, net
Unrealized	284	47,546	(10,675)	48,618	Optimization, net
Currency contracts
Realized	1,941	277	2,988	1,342	Optimization, net
Unrealized	(977)	732	(730)	(491)	Optimization, net
	$3,663	$52,340	$1,667	$68,333

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

Fair values have been determined as follows for Niska Partners’ assets and liabilities that were accounted for or disclosed at fair value on a recurring and non-recurring basis:

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$58,063	$—	$58,063
Currency derivatives	—	2,962	—	2,962
Total assets	$—	$61,025	$—	$61,025
Liabilities
Commodity derivatives	$—	$45,771	$—	$45,771
Currency derivatives	—	524	—	524
Long-term debt	—	506,000	—	506,000
Total liabilities	$—	$552,295	$—	$552,295

March 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$69,039	$—	$69,039
Currency derivatives	—	3,489	—	3,489
Goodwill	—	—	—	—
Total assets	$—	$72,528	$—	$72,528
Liabilities
Commodity derivatives	$—	$46,072	$—	$46,072
Currency derivatives	—	321	—	321
Long-term debt	—	432,688	—	432,688
Total liabilities	$—	$479,081	$—	$479,081

The Company’s derivative assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2. The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach. The key inputs used in Niska Partners’ valuation models include transaction-specific details such as notional volumes, contract prices and contract terms as well as forward market prices and basis differentials for natural gas obtained from third-party service providers (typically the New York Mercantile Exchange, or NYMEX). There were no changes in Niska Partners’ approach to determining fair value and there were no transfers out of Level 2 during the periods ended December 31, 2015 and March 31, 2015.

The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are supported by observable market transactions when available.

Non-financial assets and liabilities are re-measured at fair value on a non-recurring basis. During the year ended March 31, 2015, the Company wrote down goodwill to its estimated fair value of $nil, which is classified as a Level 3 measurement in the table above. There were no other non-financial assets or liabilities recorded at fair value as of December 31, 2015 and March 31, 2015.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Members’ Equity

Distributions to Unitholders

As of the beginning of fiscal 2016, one of the Company’s Canadian subsidiaries owed interest to a non-Canadian subsidiary. During the nine months ended December 31, 2015, the Company filed a tax election that deemed this interest as paid. The election triggered an obligation for the Company to pay withholding taxes of approximately $3.4 million to the Canadian tax authorities on behalf of the Company’s unitholders. Consistent with similar transactions in the past, the Company has accounted for this payment as a distribution to unitholders.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

6. Members’ Equity (continued)

Unit-Based Performance Plan (continued)

The following tables summarize the Company’s unit-based awards outstanding and non-vested unit-based awards as of December 31, 2015:

	Number of Time-Based Units	Number of Performance-Based Units	Total Units
Unit-based awards outstanding - March 31, 2015	1,199,341	214,679	1,414,020
Exercised	(225,097)	(124,049)	(349,146)
Unit-based awards outstanding - December 31, 2015	974,244	90,630	1,064,874

	Number of Time-Based Units	Number of Performance-Based Units	Total Units
Nonvested unit-based awards - March 31, 2015	1,199,341	214,679	1,414,020
Vested	(225,097)	(124,049)	(349,146)
Nonvested unit-based awards December 31, 2015	974,244	90,630	1,064,874

As of December 31, 2015, outstanding unit-based awards classified as liability and equity amounted to 743,609 units and 321,265 units, respectively.

Unit-based compensation for the three and nine months ended December 31, 2015 were $0.7 million and $2.2 million, respectively (recoveries of $2.1 million and $1.7 million for the three and nine months ended December 31, 2014, respectively). Amounts paid to employees for unit-based awards settled in cash for the nine months ended December 31, 2015 and 2014 were $0.3 million and $10.6 million, respectively. In August 2015, 19,868 equity awards were settled using common units purchased from the open market for $0.1 million. No other equity awards were settled during the nine months ended December 31, 2015, and 2014.

As of December 31, 2015, there was $3.2 million (March 31, 2015 - $5.1 million) of total unrecognized compensation cost related to non-vested unit-based awards granted that were subject to both time and performance conditions. That cost is expected to be recognized over the next two years.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Numerator:
Net earnings (loss)	$(20,992)	$(259,623)	$(78,008)	$(307,426)
Less:
Managing Member’s interest	378	4,677	1,405	5,573
Net earnings (loss) attributable to common unitholders	$(20,614)	$(254,946)	$(76,603)	$(301,853)

Denominator:
Basic:
Weighted average units outstanding	37,988,724	37,245,225	37,988,724	36,520,746

Diluted:
Weighted average units outstanding	37,988,724	37,245,225	37,988,724	36,520,746

Earnings (loss) per unit:
Basic	$(0.54)	$(6.85)	$(2.02)	$(8.27)
Diluted	$(0.54)	$(6.85)	$(2.02)	$(8.27)

Weighted average number of equity-settled awards:	321,265	465,971	482,651	261,434

The Company maintains unit-based compensation plans that could dilute EPU in future periods. Because granted awards were anti-dilutive for the three and nine months ended December 31, 2014 and 2015, the diluted EPU calculations above exclude the weighted average number of equity-settled unit-based awards.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

7. Revenues

Niska Partners’ fee-based revenue consists of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Long-term contract revenue	$8,754	$13,373	$27,327	$67,956
Short-term contract revenue	4,473	2,255	12,814	6,059
Total	$13,227	$15,628	$40,141	$74,015

Long-term contract revenue for the nine months ended December 31, 2014 included a one-time payment of $26.0 million as a result of the termination by TransCanada Gas Storage Partnership (“TransCanada”), the Company’s largest volumetric customer, of its previous storage service agreement.

Optimization, net consists of the following:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Realized optimization revenue, net	$6,686	$7,013	$17,065	$25,244
Unrealized risk management (losses) gains	(693)	48,278	(11,405)	48,127
Write-downs of inventory	(600)	(31,700)	(600)	(42,200)
Total	$5,393	$23,591	$5,060	$31,171

8. Income Taxes

Income taxes included in the consolidated financial statements were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Income tax benefit	$(4,704)	$(15,635)	$(7,259)	$(31,875)

Effective income tax rate	18%	6%	9%	9%

The effective tax rate for the three and nine months ended December 31, 2015 and 2014 differed from the U.S. statutory federal rate of 35% primarily because certain Canadian subsidiaries are taxed at a lower statutory tax rate as well as the earnings (loss) from certain subsidiaries are exempt from U.S federal income taxes. In addition, during the three and nine months ended December 31, 2014, the Company recorded a goodwill impairment of $245.6 million of which no tax benefit was recognized.

Income tax benefit for the three and nine months ended December 31, 2015 decreased by $10.9 million and $24.6 million compared to the three and nine months ended December 31, 2014. These changes were primarily due to lower recognized losses in certain taxable entities. An increase in Canadian provincial income tax rates which impacted certain Canadian taxable entities also contributed to lower tax benefit for the nine months ended December 31, 2015.

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

9. Accrued Liabilities

Niska Partners’ accrued liabilities consist of the following:

	December 31,	March 31,
	2015	2015

Accrued gas purchases	$16,560	$13,917
Accrued interest	11,968	21,411
Employee-related accruals	2,895	2,369
Other accrued liabilities	10,725	9,989
Total	$42,148	$47,686

10. Related Party Transactions

As of December 31, 2015, in addition to the $5.5 million receivable from Niska Holdings L.P. discussed in Note 2, the Company had receivables from other related parties of $0.7 million ($nil as of March 31, 2015) which are included in accrued receivable in the balance sheets. These receivables relate to reimbursement of costs incurred by Niska Partners on behalf of a related party as well as management fees charged to affiliated entities for certain administrative services.

During the three and nine months ended December 31, 2015, total management fees and reimbursable costs recognized by the Company amounted to $0.3 million and $0.8 million, respectively, as reductions to general and administrative expenses ($nil for the nine months ended December 31, 2014).

11. Changes in Non-Cash Working Capital

Changes in non-cash working capital for the nine months ended December 31, 2015 and 2014 consist of the following:

	Nine Months Ended
	December 31,
	2015	2014

Margin deposits	$3,558	$29,434
Trade receivables	337	2,769
Accrued receivables	13,523	112,573
Natural gas inventory	54,681	(176,425)
Prepaid expenses and other current assets	754	(3,103)
Other assets	67	(437)
Trade payables	(486)	(299)
Accrued liabilities	(4,247)	(67,187)
Deferred revenue	(6,430)	(2,029)
Other long-term liabilities	(90)	(634)
Total	$61,667	$(105,338)

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

12. Supplemental Cash Flow Disclosures

	Nine Months Ended
	December 31,
	2015	2014

Interest paid in cash	$44,960	$27,658
Interest paid in-kind	$551	$—
Taxes paid (recovered)	$1,463	$(231)

Non-cash changes in working capital related to property, plant and equipment	$262	$1,716

Non-cash earnings distribution and reinvestment	$—	$19,631

Under the Company’s Short-term Credit Facility, interest is payable in cash on a quarterly basis, unless the Company elects to pay such interest in-kind by capitalizing accrued interest into the principal amount.

13. Segment Disclosures

The Company’s process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment.

Niska Partners operates along functional lines in its commercial, engineering and operations teams for operations in Alberta, northern California and the U.S. mid-continent. All functional lines and facilities offer the same services: storage and optimization. The Company has a small retail marketing business which is an extension of the Company’s proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third-party customers. All services are delivered using reservoir storage. The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses. The Company has aggregated its operating segments into one reportable segment as at December 31, 2015 and March 31, 2015 and for each of the three and nine months ended December 31, 2015 and 2014.

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

Niska Gas Storage Partners LLC

Notes to Unaudited Consolidated Financial Statements (continued)

(Thousands of U.S. dollars, except per Unit amounts and unless otherwise noted)

13. Segment Disclosures (continued)

The following tables summarize the net revenues and long lived assets by geographic area:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net realized revenues
U.S.	$9,745	$6,028	$22,103	$18,094
Canada	10,168	16,613	35,103	81,165
Net unrealized revenues
U.S.	(2,092)	29,989	(11,945)	29,159
Canada	1,399	18,289	540	18,968
Write-downs of inventory
U.S.	(600)	(2,800)	(600)	(9,200)
Canada	—	(28,900)	—	(33,000)
Inter-entity
U.S.	709	1,703	4,266	1,703
Canada	(709)	(1,703)	(4,266)	(1,703)
	$18,620	$39,219	$45,201	$105,186

	December 31,	March 31,
	2015	2015
Long-lived assets (at period end)
U.S.	$358,706	$367,920
Canada	474,105	508,706
	$832,811	$876,626

14. Subsequent Events

Subsequent to the announcement of the proposed acquisition of the Company by Brookfield Infrastructure Partners L.P. and its institutional partners on June 14, 2015, alleged unitholders of Niska Gas Storage Partners LLC (the “Plaintiffs”) filed four class action lawsuits against Niska Gas Storage Partners LLC, Niska Gas Storage Management LLC, Niska Sponsor Holdings Coöperatief U.A. (collectively “Niska”), Brookfield Infrastructure Partners L.P., Swan Holdings LP, Swan Merger Sub LLC, and the members of Niska’s Board of Directors (collectively with Niska, the “Defendants”) in the Court of Chancery of the State of Delaware. These lawsuits are styled (a) Eddie Barringer vs. Niska Gas Storage Partners LLC, et al. (Case No. 11210); (b) David Raul vs. Niska Gas Storage Partners LLC, et al. (Case No. 11220); (c) Nathan Peterson vs. Niska Gas Storage Partners LLC, et al., (Case No. 11234); and (d) Fred Pappey vs. William H. Shea, Jr. et al., (Case No. 11238) (collectively, the “Litigation”). The above styled lawsuits have been consolidated for all purposes and captioned In re Niska Gas Storage Partners LLC Public Unitholders Litigation, CONSOL. C.A. No. 11210-CB (the “Action”). On February 5, 2016, the Plaintiffs filed a notice of voluntary dismissal of the Litigation without prejudice as to any individual or class claims, with each party to bear its own costs.

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

Overview of Critical Accounting Policies and Estimates

The process of preparing financial statements in accordance with GAAP requires estimates and judgments to be made regarding certain items and transactions. It is possible that materially different amounts could be recorded if these estimates and judgments change or if the actual results differ from these estimates and judgments. Our most critical accounting estimates, which involve the judgment of our management, were fully disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and remained unchanged as of December 31, 2015.

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

Factors that Impact Our Business

In June 2015, the Company and Niska Gas Storage Management LLC, its Managing Member, entered into a definitive agreement to be acquired by Brookfield. Under the terms of the Merger Agreement, Brookfield will acquire all of the Company’s outstanding common units for $4.225 per common unit in cash and will acquire the Managing Member and the IDRs in the Company prior to June 14, 2017. A period provided for in the Merger Agreement for unsolicited consideration of alternative acquisition proposals expired on July 29, 2015.

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

The closing of the Transaction is dependent on the satisfaction of certain conditions related to regulatory requirements, including the approval of the CPUC. The process that the Company and Brookfield must undertake to obtain CPUC approval to transfer control of Niska Partners’ facility in California, Wild Goose, is potentially lengthy. Broadly, it encompasses filing an application with the CPUC, obtaining comments from interested parties, addressing any objections from third parties or the CPUC, potentially undertaking regulatory hearings and obtaining the Commission’s formal approval of the transfer of control of Wild Goose to Brookfield based on a written decision from an administrative law judge (“ALJ”). Each step in the process is ultimately at the discretion of the ALJ and the Commission. To date, the following formal actions have been taken:

•                  Niska Partners and Brookfield filed their joint application with respect to the transfer of control of Wild Goose to Brookfield with the CPUC on August 3, 2015. The application was subsequently made available on the CPUC’s website for comments from interested parties. Five parties filed comments during the public comment period for the application which closed on September 11, 2015;

•                  The Company and Brookfield responded to the comments on September 21, 2015 and subsequently worked to satisfy the questions raised in the parties’ comments; and

•                  A prehearing conference was held on December 8, 2015, open to all parties and presided over by the assigned ALJ. At this prehearing conference, the ALJ ruled that no hearings would be required for this application and that no further testimony or evidence was necessary.

Consequently, we expect the Transaction to be consummated in calendar year 2016; however, the timing of the process remains within the purview of the CPUC and the Transaction remains subject to other non-regulatory closing conditions.

In connection with the entry into the Merger Agreement, Brookfield agreed to lend up to $50.0 million to the Company under a short-term credit facility to be used for working capital purposes. As at December 31, 2015, the balance under the Short-term Credit Facility was $20.6 million.

The Company is presently in the process of negotiating an amendment and extension of its existing $400.0 million Credit Agreement which if completed will, among other things, permit the Merger Agreement to proceed without triggering a change-of-control provision in the Credit Agreement, and extend the term of the Credit Agreement beyond June 29, 2016 to September 30, 2016, or to December 31, 2016, if the Transaction closes on or before September 16, 2016. It is likely that any such amendment and extension will result in a reduction in the maximum availability under the $400.0 million Credit Agreement. However, in the event that an extension of the agreement is not consummated, the Company will be required to raise additional funds in order to repay the Credit Agreement at its maturity in June 2016. If the extension of the agreement is consummated as contemplated, the Company will be required to further extend the maturity date or raise additional funds to repay the Credit Agreement at its final maturity date. We can provide no assurance that we will be able to further extend the maturity date or raise additional funds to repay the Credit Agreement upon its revised maturity.

During the first half of the fiscal year, the difference between summer and winter prices in the natural gas futures market, referred to as the seasonal spread, remained extremely narrow and reduced levels of volatility persisted in the cash market. These conditions resulted from numerous factors, including, but not limited to: (i) a material year-over-year increase in natural gas production in the United States as well as in Western Canada; (ii) higher overall levels of natural gas in storage; (iii) real or perceived changes in overall supply and demand fundamentals; (iv) the development of new pipeline infrastructure connecting new supply to markets; and (v) the weather during the first part of winter being milder than normal. These market conditions have negatively impacted our revenues during the nine months ended December 31, 2015 by eroding the prices we can charge for long and short-term firm contracting services, as well as reducing the profitability of our optimization activities, where we make economically hedged natural gas purchases for our own account.

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

Our financial statements include natural gas inventory valued at the lower of cost or market of $81.0 million as of December 31, 2015. We calculate the market value of our inventory using forward prices along with the associated financial hedges over the timeframe of the scheduled physical withdrawals. Market conditions during the final quarter of the fiscal year will impact our decision to sell or hold significant volumes of inventory into fiscal 2017. During the three months ending March 31, 2016, if we decide to hold on to our inventory at year end to capture additional values and as our current hedge positions settle, we may enter into new hedge positions at lower values. These decisions may result in the market value of our natural gas inventory becoming less than its carrying cost at March 31, 2016 and any resulting inventory write-down could be material.

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

To mitigate the cost of our forecasted cycling requirements over the next five years, we implemented a hedging program to purchase and lease gas. Over the upcoming five years, the expected cumulative cost of temporary pressure support gas is approximately $6.0 million. This cost relates to our commitments to lease certain volumes of natural gas to address our future temporary pressure support needs. In the event that natural gas storage market conditions become more favorable, the cost of managing our operational requirements could be reduced. However, if the conditions deteriorate, the cost of managing our operational requirements will increase.

The Company’s functional currency is the U.S. dollar. The Company generates revenues from its Canadian operations in Canadian dollars. Cash inflows from revenues are offset, in part, by natural gas inventory purchases, operating, general and administrative and capital costs that are also transacted in Canadian dollars. The majority of the Company’s hedges are transacted in U.S. dollars on the NYMEX or with private counterparties. The Company’s financial instruments, principally its Common Units, 6.50% Senior Notes and revolving credit facilities, are principally denominated in U.S. dollars. The Company hedges its net exposure to the Canadian dollar by entering into currency hedges for the substantial majority of its net exposure for existing transactions. The Company does not hedge its net Canadian dollar exposure for potential future transactions, because the timing and amount of those transactions, which include proprietary optimization purchases and sales, are difficult to predict. The Company does not believe that declines in the Canadian dollar have materially impacted the Company’s results of operations during the nine months ended December 31, 2015 because its impact on revenues has been offset by lower expenses and hedging gains realized during the period.

In the intermediate term, any declines in value of the Canadian dollar compared to the U.S. dollar will reduce positive cash flows measured in U.S. dollars to the extent Niska Partners is not able to hedge these transactions in advance. Because of the matters discussed above, the Company is unable to predict the impact of any such declines should they occur.

Results of Operations

A summary of financial data for each of the three and nine months ended December 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) Data:
Revenues:
Fee-based revenue	$13,227	$15,628	$40,141	$74,015
Optimization, net	5,393	23,591	5,060	31,171
	18,620	39,219	45,201	105,186
Expenses (income):
Operating	7,709	9,434	24,292	32,451
General and administrative	5,718	4,233	23,678	20,513
Depreciation and amortization	17,392	41,752	42,931	107,730
Interest	13,265	13,182	38,971	38,229
Impairment of goodwill	—	245,604	—	245,604
Losses (gains) on disposals of assets	28	(70)	268	(64)
Foreign exchange losses	197	344	332	32
Other expense (income)	7	(2)	(4)	(8)
Earnings (loss) before income taxes	(25,696)	(275,258)	(85,267)	(339,301)

Income tax benefit	(4,704)	(15,635)	(7,259)	(31,875)

Net earnings (loss) and comprehensive income (loss)	$(20,992)	$(259,623)	$(78,008)	$(307,426)

Reconciliation of Adjusted EBITDA and Cash Available for Distribution to Net Earnings (Loss)
Net earnings (loss)	$(20,992)	$(259,623)	$(78,008)	$(307,426)
Add/(deduct):
Interest expense	13,265	13,182	38,971	38,229
Income tax benefit	(4,704)	(15,635)	(7,259)	(31,875)
Depreciation and amortization	17,392	41,752	42,931	107,730
Non-cash compensation	560	444	1,273	1,687
Unrealized risk management losses (gains)	693	(48,278)	11,405	(48,127)
Losses (gains) on disposals of assets	28	(70)	268	(64)
Impairment of goodwill	—	245,604	—	245,604
Foreign exchange losses	197	344	332	32
Other expense (income)	7	(2)	(4)	(8)
Write-downs of inventory	600	31,700	600	42,200
Adjusted EBITDA	7,046	9,418	10,509	47,982

Less:
Cash interest expense, net	12,256	12,269	36,090	35,491
Income taxes paid (recovered)	1,212	(519)	1,463	(231)
Maintenance capital expenditures	1,134	1,780	1,944	3,240
Other expense (income)	7	(2)	(4)	(8)
Cash Available for Distribution	$(7,563)	$(4,110)	$(28,984)	$9,490

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

We define Adjusted EBITDA as net earnings (loss) before interest, income taxes, depreciation and amortization, unrealized risk management gains and losses, loss on extinguishment of debt, foreign exchange gains and losses, inventory impairment write-downs, gains and losses on asset dispositions, non-cash compensation, asset impairments and other income. We believe the adjustments for other income are similar in nature to the traditional adjustments to net earnings used to calculate EBITDA and adjustment for these items results in an appropriate representation of this financial measure. Cash Available for Distribution is defined as Adjusted EBITDA reduced by interest expense (excluding amortization of deferred financing costs), income taxes paid, maintenance capital expenditures and other income. Adjusted EBITDA and Cash Available for Distribution are used as supplemental financial measures by our management and by external users of our financial statements, such as commercial banks and ratings agencies, to assess:

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

Revenues for each of the three and nine months ended December 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Long-term contract revenue	$8,754	$13,373	$27,327	$67,956
Short-term contract revenue	4,473	2,255	12,814	6,059
Fee-based revenue	$13,227	$15,628	$40,141	$74,015

Realized optimization, net	$6,686	$7,013	$17,065	$25,244
Unrealized risk management (losses) gains	(693)	48,278	(11,405)	48,127
Write-downs of inventory	(600)	(31,700)	(600)	(42,200)
Optimization revenue, net	$5,393	$23,591	$5,060	$31,171

Changes in revenue in the quarter were primarily attributable to the following:

Long-term contract revenue. LTF revenue for the three months ended December 31, 2015 decreased by $4.6 million compared to the three months ended December 31, 2014 principally as a result of lower fees realized. LTF revenue for the nine months ended December 31, 2015 decreased by $40.6 million compared to the nine months ended December 31, 2014 primarily due to the one-time, early termination payment of $26.0 million received from TransCanada in May 2014. Excluding the impact of this transaction in the prior period, revenues declined by $14.6 million. This decline was mainly due to lower fees realized for equivalent storage volumes as a result of the ongoing compression of the seasonal spread which reduced revenues by $10.9 million. A weaker Canadian dollar reduced revenues at our Canadian facilities by an additional $2.8 million.

Short-term contract revenue. STF revenue for the three months ended December 31, 2015 increased by $2.2 million when compared to the three months ended December 31, 2014. STF revenue for the nine months ended December 31, 2015 more than doubled to $12.8 million when compared to the nine months ended December 31, 2014. During fiscal 2016, we increased the storage capacity allocated to this revenue strategy. In addition, during the year ended March 31, 2014, certain transactions with lower contract rates were entered into to mitigate withdrawal risk during the winter of fiscal 2014. The effects of lower rates continued into the first quarter of fiscal 2015. The lack of similar transactions in the nine months ended December 31, 2015 resulted in higher STF revenue when compared to the prior year-to-date period.

Optimization Revenue. Optimization activities for the three months ended December 31, 2015 resulted in a net gain of $5.4 million compared to a net gain of $23.6 million for the three months ended December 31, 2014. Optimization revenue for the nine months ended December 31, 2015 decreased to $5.1 million from $31.2 million during the nine months ended December 31, 2014. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. Our net optimization revenue includes the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenue to fluctuate from period to period. The components of optimization revenues are as follows:

Realized Optimization Revenue, net. Net realized optimization revenue for the three months ended December 31, 2015 decreased by $0.3 million compared to the three months ended December 31, 2014. Net realized optimization revenue for the nine months ended December 31, 2015 decreased by $8.2 million compared to the nine months ended December 31, 2014. During the nine months ended December 31, 2015, lower storage capacity was allocated to this revenue strategy compared to the prior year. Decreased revenues from our storage operations during the nine months ended December 31, 2015 was partially offset by higher revenue from our marketing business. During the three and nine months ended December 31, 2015, our marketing business generated $3.9 million and $12.1 million of revenues compared to $4.0 million and $10.1 million realized during the three and nine months ended December 31, 2014. Revenue from the marketing business during the nine months ended December 31, 2015 exceeded last year as a result of an expansion of our residential market in Western Canada as well as our commercial market in Eastern Canada.

Unrealized Risk Management Gains (Losses). Unrealized risk management gains and losses are recorded based on the market value of derivative contracts. For the three and nine months ended December 31, 2015, unrealized risk management losses resulted from the reversal of gains from previous periods associated with in-the-money contracts that settled in the current period combined with lower values of futures contracts for our storage and marketing businesses.

During the three and nine months ended December 31, 2015, our marketing business recognized $0.5 million of unrealized risk management gains and $1.9 million of unrealized risk management losses compared to $4.5 million in unrealized risk management losses and $0.8 million in unrealized risk management gains during the three and nine months ended December 31, 2014. Larger year-to-date losses resulted from decreases in the value of futures contracts due to lower natural gas prices relative to average contract prices for future months.

Write-Downs of Inventory. Natural gas prices fell during the three and nine months ended December 31, 2015 and 2014. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. With the realization of hedges positioned during the three and nine months ended December 31, 2015 and the positioning of new hedges at lower values in the then future periods, the market value of our inventories became less than the carrying cost. Accordingly, we wrote down our proprietary inventories by $0.6 million for the three and nine months ended December 31, 2015, and $31.7 million and $42.2 million during the three and nine months ended December 31, 2014, respectively.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Lease costs and property taxes	$3,332	$4,146	$9,771	$11,928
Fuel and electricity	1,714	1,745	5,296	10,298
Salaries and benefits	1,345	1,472	4,145	4,511
Maintenance	564	1,344	2,011	3,403
General operating costs	754	727	3,069	2,311
Total operating expenses	$7,709	$9,434	$24,292	$32,451

Operating expenses for the three months ended December 31, 2015 decreased by $1.7 million compared to the three months ended December 31, 2014. Operating expenses for the nine months ended December 31, 2015 decreased by $8.2 million compared to the nine months ended December 31, 2014. Reductions in operating expenses for the nine months ended December 31, 2015 were principally the result of lower injections of gas into storage which reduced fuel and electricity. Leased storage capacity was reduced by 5.6 Bcf at April 1, 2015, resulting in a decrease in lease costs for both the three and nine months ended December 31, 2015. Maintenance costs in the prior period were higher because heavy equipment usage during the winter of fiscal 2014 required significantly higher equipment repairs throughout fiscal 2015. In addition, a weaker Canadian dollar reduced expenses associated with our Canadian facilities by $0.4 million and $1.3 million for the three and nine months ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended December 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Compensation costs	$2,869	$695	$10,329	$9,604
General costs, including office and information technology costs	934	1,108	2,846	3,398
Legal, audit and regulatory costs	1,915	2,430	10,503	7,511
Total general and administrative expenses	$5,718	$4,233	$23,678	$20,513

General and administrative expenses for the three months ended December 31, 2015 increased by $1.5 million compared to the three months ended December 31, 2014. General and administrative expenses for the nine months ended December 31, 2015 increased by $3.2 million compared to the nine months ended December 31, 2014. Increased incentive compensation accruals in the three and nine months ended December 31, 2015 were partially offset by the impact of a weaker Canadian dollar. Legal, audit and regulatory costs for the three and nine months ended December 31, 2015 included $0.2 million and $4.3 million of expenses related to the Transaction. Excluding these costs, total general and administrative expenses for the three and nine months ended December 31, 2015 would have been $5.5 million and $19.4 million, respectively. The overall increase for the nine months ended December 31, 2015 was partially offset by a reduction in costs of $2.7 million resulting from the impact of a weaker Canadian dollar.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three and nine months ended December 31, 2015 decreased by $24.4 million and $64.8 million, respectively, compared to the three and nine months ended December 31, 2014. Depreciation expense for the three and nine months ended December 31, 2015 included $9.1 million and $17.7 million, respectively, related to migration of cushion gas at our Canadian facilities, compared to $31.2 million and $64.7 million for the three and nine months ended December 31, 2014. The provisions for cushion gas migration represent our estimated costs associated with proprietary cushion gas that no longer provides effective pressure support.

Amortization of intangible assets during the nine months ended December 31, 2014 included $11.7 million of amortization related to the termination of the prior storage agreement with TransCanada and the establishment of a new contract. The recorded amortization charges reflected the revised pattern of cash flows associated with this customer relationship.

Impairment of Goodwill

During the three and nine months ended December 31, 2014, we concluded that a number of factors, including the continued narrow seasonal spread environment, combined with the significant reduction in natural gas price volatility, and a strong decline in our unit price were impairment indicators. As a result of this determination, we performed an impairment test and concluded that the remaining balance of our goodwill was fully impaired. As a result, an impairment charge of $245.6 million was recorded.

Interest Expense

Interest expense for the three and nine months ended December 31, 2015 and 2014 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(unaudited)		(unaudited)

Interest on Senior Notes	$9,343	$9,344	$28,031	$28,031
Interest on credit facilities	2,806	2,774	7,596	7,077
Amortization of deferred financing costs	1,009	913	2,881	2,738
Other interest	107	151	463	383
Total interest expenses	$13,265	$13,182	$38,971	$38,229

Interest expense for the three and nine months ended December 31, 2015 increased by $0.1 million and $0.7 million, respectively, compared to the same periods in fiscal 2015. Higher average interest rates were partially offset by the impacts of lower average balances of our credit facilities compared to the level of drawings during the three and nine months ended December 31, 2014.

Income Taxes

Income tax benefit for the three and nine months ended December 31, 2015 decreased by $10.9 million and $24.6 million compared to the three and nine months ended December 31, 2014. These changes were primarily due to a reduction in losses in certain taxable entities. An increase in Canadian provincial income tax rates which impacted certain Canadian taxable entities also contributed to lower tax benefit for the nine months ended December 31, 2015.

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

Also as discussed in Note 3, when the Company’s FCCR is below 1.1 to 1.0 times, as defined in the Company’s Credit Agreement on a trailing twelve month basis, the Company is unable to borrow the last 15% of availability under its Credit Agreement without triggering an event of default. At December 31, 2015 the Company’s FCCR was 0.6 to 1.0 and therefore, the Company continued to be subject to this limitation.

As of February 1, 2016, the Company’s availability under its Credit Agreement was $31.4 million, including reductions resulting from its FCCR falling below 1.1 to 1.0 times. In addition, the remaining capacity under the Company’s Short-term Credit Facility with Brookfield amounted to $29.4 million.

As noted above, the Company is presently in the process of negotiating an amendment and extension of its existing $400.0 million Credit Agreement which if completed will, among other things, permit the Merger Agreement to proceed without triggering a change-of-control provision the Credit Agreement and extend the term of the Credit Agreement beyond June 29, 2016 to September 30, 2016, or to December 31, 2016, if the Transaction closes on or before September 16, 2016. It is likely that such amendment and extension, if completed, will result in a reduction in the maximum availability under the $400.0 million Credit Agreement. Niska Partners does not anticipate that any such reduction will impair its ability to operate its business to a material extent. The Company is highly confident that the amendment and extension will be completed. Our estimates of future cash flows, continuing availability of the remainder of the Short-term Credit Facility provided by Brookfield, and the amendment and further extensions of the credit agreement are expected to provide adequate funds to support the business for the next twelve months. However, in the event that an extension of the agreement is not consummated, the Company will be required to raise additional funds in order to repay the Credit

Agreement at its maturity in June 2016. If the extension of the agreement is consummated as contemplated, the Company will be required to further extend the maturity date or raise additional funds to repay the Credit Agreement at its final maturity date. We can provide no assurance that we will be able to further extend the maturity date or raise additional funds to repay the Credit Agreement upon its revised maturity.

On February 3, 2016, the Company’s Board of Directors continued the suspension of Niska Partners’ quarterly distribution to common unitholders for the third quarter of fiscal 2016 in compliance with the Company’s commitment not to make distributions until the earlier of the date of closing or termination of its Merger Agreement with Brookfield.

Cash Flows from Operations and Investing Activities

The following table summarizes our sources and uses of cash for the nine months ended December 31, 2015 and 2014, respectively (in thousands):

Operating Activities:

	Nine Months Ended
	December 31,
	2015	2014
	(unaudited)

Net earnings (loss)	$(78,008)	$(307,426)
Adjustments to reconcile net earnings (loss) to net
cash provided by (used in) operating activities:
Unrealized foreign exchange losses	329	260
Deferred income tax benefit	(9,009)	(31,938)
Unrealized risk management losses (gains)	11,405	(48,127)
Depreciation and amortization	42,931	107,730
Amortization of deferred financing costs	2,881	2,738
Losses (gains) on disposals of assets	268	(64)
Non-cash compensation	1,273	1,687
Impairment of goodwill	—	245,604
Write-downs of inventory	600	42,200
Changes in non-cash working capital	61,667	(105,338)
Net cash provided by (used in) operating activities	34,337	(92,674)

Net cash used in investing activities	(2,288)	(5,452)

Net cash (used in) provided by financing activities	(37,543)	99,045

Effect of translation of foreign currency on cash and cash equivalents	(156)	(243)

Net (Decrease) Increase in Cash and Cash Equivalents	$(5,650)	$676

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

Cash provided by operating activities during the nine months ended December 31, 2015 was $34.3 million compared to a use of $92.7 million during the same period in fiscal 2015. The higher amount of cash provided by operating activities was principally due to our decision to hold proprietary inventories over the end of fiscal 2015, a portion of which were sold during the nine months ended December 31, 2015. Excluding the impacts of non-cash gains, losses and expenses, the impact of lower profitability during the nine months ended December 31, 2015 compared to the same period last year partially offset the proceeds received from the sale of inventory. During the nine months ended December 31, 2014, cash flows from operating activities were materially impacted by significant proprietary inventory purchases as well as the purchase of natural gas for our retail entities in a falling market which required us to post higher margin deposits.

Net changes in non-cash working capital consisted of the following (in thousands):

	Nine Months Ended
	December 31,
	2015	2014
	(unaudited)

Margin deposits	$3,558	$29,434
Trade receivables	337	2,769
Accrued receivables	13,523	112,573
Natural gas inventory	54,681	(176,425)
Prepaid expenses and other current assets	754	(3,103)
Other assets	67	(437)
Trade payables	(486)	(299)
Accrued liabilities	(4,247)	(67,187)
Deferred revenue	(6,430)	(2,029)
Other long-term liabilities	(90)	(634)
Total	$61,667	$(105,338)

As noted above, net changes in non-cash working capital can fluctuate significantly from period to period and is primarily affected by timing differences between the purchase and sale of natural gas inventory, including margin requirements and cash settlement on related risk management instruments, and the timing of collections from our customers.

Investing Activities

Substantially all of our cash used for investing activities consisted of capital expenditures in each of the nine months ended December 31, 2015 and 2014. Our capital expenditures in each nine month period consisted of the following (in thousands):

	Nine Months Ended
	December 31,
	2015	2014
	(unaudited)

Maintenance capital	$1,944	$3,240
Expansion capital	82	510
Total capital expenditures	2,026	3,750

Changes in accrued capital expenditures	262	1,716
Proceeds from sale of assets	—	(14)
Net cash used in investing activities	$2,288	$5,452

Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. Expansion capital expenditures are investments that serve to increase operating income over the long term through greater capacity or improved efficiency in Niska Partners’ operations, whether through construction or acquisition.

Under our current plan, we expect to spend between $3.0 million to $4.0 million in fiscal 2016 for maintenance capital to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. Expansion capital for fiscal 2016 is expected to be less than $1.0 million.

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

The state plans are due in September 2016, subject to potential extensions of up to two years for final plan submission. The compliance period begins in 2022, and emission reductions will be phased in up to 2030. The EPA also proposed a federal compliance plan to implement the Clean Power Plan in the event that an approvable state plan is not submitted to the EPA. Judicial challenges have already been filed, which may result in a stay of the implementation of the rules. We are currently assessing the impact of the Clean Power Plan on the Company.

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

New National Ambient Air Quality Standards for Ozone

The EPA on October 1, 2015 finalized both the 8-hour primary and secondary air quality standards for ground level ozone to 70 parts per billion from 75 parts per billion. The EPA will now evaluate the states’ attainment status and the states must determine whether additional control measures are needed in order to meet this standard. If states where we operate are not in attainment with this new standard, they may enact additional regulations beyond those currently contemplated to further control emissions of volatile organic compounds and nitrogen oxides from certain sources, which could apply to our operations and could result in increased compliance costs. Niska Partners cannot predict the financial impact of the revised ozone standards at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 regarding this matter.

At December 31, 2015, 34.3 Bcf of natural gas inventory was economically hedged, representing 98.8% of our total current inventory. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per Mcf the value of inventory would increase by $34.7 million, the fair value or mark-to-market value of our economic hedges would decrease by $34.3 million, and the impact due to the non-economically hedged position would be $0.4 million. Similarly, if the price of natural gas declined by $1.00 per Mcf, the value of inventory would decrease by $34.7 million while the fair value of our economic hedges would increase by $34.3 million and the impact due to the non-economically hedged position would be $0.4 million.

At December 31, 2015, we were exposed to interest rate risk resulting from the variable rates associated with our $400 million Credit Agreement, on which a balance of $140.7 million was drawn. The interest rate applicable on the credit facilities is subject to change based on certain ratios and the magnitude of our drawings on the facility. At December 31, 2015, a one percent increase or decrease in interest rates would have an annualized impact of approximately $1.4 million on our interest expense.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our principal executive officer (“CEO”) and principal financial officer (“CFO”) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and the CFO have concluded that our controls and procedures were effective as of December 31, 2015. For purposes of this section, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. However, a controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

NISKA GAS STORAGE PARTNERS LLC

Date: February 9, 2016	By:	/s/ VANCE E. POWERS
Vance E. Powers
Chief Financial Officer
(Principal Accounting Officer)