Form 10-K
period 2016-03-31
Niska Gas Storage Partners LLC
filed 2016-06-10
CIK 1483830

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2016
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of September 30, 2015, the aggregate market value of the registrant's common units held by non-affiliates was $54,425,619 based on a unit price of $3.11. This calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

          As of June 9, 2016, the registrant had 37,988,724 common units outstanding.

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

GAAP	Generally accepted accounting principles in the United States of America.
Gas storage capacity	See Effective Working Gas Capacity.
Holdco	Niska Sponsor Holdings Coöperatief U.A.
Hub	Geographic location of a natural gas storage facility and multiple pipeline interconnections.
Independent Storage	Natural gas storage facilities owned and operated independently from the pipeline and distribution facilities to which they are interconnected.

Inventory	An amount of Working Gas held within the natural gas storage facility. It may relate to third-party customer volumes or to owner/operator volumes of working gas.
Injection Rate	The rate at which a customer is permitted to inject natural gas into a natural gas storage facility.
Manager	Niska Gas Storage Management LLC. Also referred to as "our manager."
Mcf	Thousand cubic feet of natural gas.
Mega Dekatherm ("MDth")	Equivalent to one million Dekatherms.
MMbtu	Million British thermal units. A standard measure of natural gas for pricing purposes, particularly in the U.S.
MMcf	Million cubic feet of natural gas.
Natural Gas	Several hydrocarbons that occur naturally underground in a gaseous state. Natural gas is normally mostly methane, but other components also include ethane, propane, and butane.
Natural Gas Act	Federal law enacted in 1938 that established the Federal Energy Regulatory Commission's authority to regulate interstate pipelines.
NGPL	Natural Gas Pipeline Company of America.
Niska Holdings	Niska Holdings L.P.
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

PART I

Item 1.    Business.

  Overview

        We are a Delaware limited liability company who was formed in 2006 to own and operate natural gas storage assets. We own or contract for approximately 243.9 billion cubic feet, or Bcf, of total natural gas storage capacity. Our assets are located in key North American natural gas producing and consuming regions and are connected at strategic points on the natural gas transmission network, providing access to multiple end-use markets. Our locations provide us and our customers with substantial liquidity, meaning access to multiple counterparties for transactions to buy and sell natural gas. Since our inception in 2006, we have added 106.3 Bcf of new storage capacity through low cost organic expansions, an increase of approximately 74%.

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

        On June 14, 2015, Niska Gas Storage Partners LLC ("Niska Partners" or the "Company"), the Manager, Holdco and certain of their affiliates entered into an Agreement and Plan of Merger and Membership Interest Transfer Agreement (the "Merger Agreement") with certain affiliates of Brookfield Infrastructure Partners L.P. and its institutional partners ("Brookfield"). Under the terms of the Merger Agreement, Brookfield will acquire all of the Company's outstanding common units for $4.225 per common unit in cash and will acquire all of the ownership interests in the Manager and all of the Incentive Distribution Rights ("IDRs") in the Company (the "Transaction") prior to June 14, 2017. A period provided for in the Merger Agreement for unsolicited consideration of alternative acquisition proposals expired on July 29, 2015.

        The Merger Agreement, which includes a commitment by the Company not to make cash distributions until the earlier of the date of closing or termination of the Transaction, was approved by the Company's Board of Directors ("the Company Board") and the Conflicts Committee of its Board of Directors (the "Conflicts Committee"). Holdco, as the holder of approximately 53.93% of the issued and outstanding Common Units at the time of the Merger Agreement, delivered a written consent approving the Transaction. No additional unitholder action is required to approve the Transaction.

  Recent Developments

        On February 29, 2016, the Company completed an amendment and extension of its Revolving Credit Facilities (defined below), which included the approval of a change of control associated with the Transaction. The amended and restated Revolving Credit Facilities extends the term of the original agreement from June 29, 2016 to September 30, 2016 and allows for an additional term extension to December 31, 2016 provided that the Transaction has closed. The maximum capacity of the amended and restated Revolving Credit Facilities was reduced to $320.0 million effective February 29, 2016. The other substantive terms and conditions of the facilities were unchanged, other than with regards to the pricing and certain security interests.

        The closing of the Transaction is dependent on the satisfaction of certain conditions related to regulatory requirements, including the approval of the CPUC. On June 9, 2016, the CPUC issued a decision which approved the transfer of control of the Wild Goose facility to Brookfield. The decision is effective immediately. The Company expects that the merger transaction will proceed in accordance with the terms of the Merger Agreement and that it will close on or prior to July 31, 2016.

Organizational Structure

        The following diagram depicts our simplified organizational and ownership structure as at March 31, 2016:

        Refer to the Schedule 14C Information Statement filed on January 4, 2016 for additional details pertaining to the Transaction.

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

Our Operations

  Fee-based revenue

        We store natural gas for a broad range of customers, including financial institutions, marketers, pipelines, power generators, utilities and producers of natural gas. Fee-based revenue consists of longer term contracts for storage fees that are generated when we provide storage services on a monthly basis and shorter term fees associated with park and loan activities.

  Long-Term Firm Storage Contracts

        We provide multi-year, multi-cycle storage services to our customers under long-term firm, or LTF contracts. Under our LTF contracts our customers are obligated to pay us monthly reservation fees in exchange for the right to inject, store and withdraw volumes of natural gas on days and for periods selected by them at injection or withdrawal rates up to maximums specified in the contract. The reservation fees are fixed charges owed to us regardless of the actual amount of storage capacity utilized by customers. When customers utilize the capacity that is reserved under these contracts we also collect variable fees based upon the actual volumes of natural gas injected or withdrawn. These fees are designed to allow us to recover our variable operating costs and make up a small percentage of the total fees we receive under our LTF contracts.

        Under an LTF contract, the customer has the right, but not the obligation, to store natural gas in the facility during the term of the contract, up to a specified volume or "inventory capacity." In addition to the total amount of inventory capacity, LTF contracts specify a customer's daily withdrawal and injection rights which typically increase or decrease as the customer's inventory changes. The maximum injection rate that a customer is typically entitled to is highest when that customer's inventory capacity is empty, reducing as that customer's inventory increases. When a customer's contracted inventory capacity is full, it has no further injection rights. A customer's maximum withdrawal rate is typically highest when its inventory is full, declining incrementally to zero when the customer's inventory is empty. LTF contracts provide the customer with the flexibility to use all, a portion, or none of its capacity and the freedom to inject or withdraw natural gas up to its daily injection or withdrawal rate, but obligate the customer to remove any injected natural gas by the end of the contract term.

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

  Customers and Counterparties

        Our gas storage customers include a broad mix of natural gas market participants, including financial institutions, producers, marketers, power generators, pipelines and municipalities. Approximately 67% of the counterparties under our active natural gas storage contracts and proprietary storage optimization transactions either (1) have an investment grade credit rating, (2) provide us with another form of financial assurance, such as a letter of credit or other collateral, or (3) are governmental entities. Our fully secured and investment grade counterparties account for approximately 88% of our credit exposures as of March 31, 2016.

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

Our Assets

        Our owned and operated natural gas storage facilities consist of AECO Hub™ (comprised of two facilities in Alberta, Canada), our Wild Goose storage facility in California and our Salt Plains storage facility in Oklahoma. Our natural gas storage assets are modern, well-maintained, automated facilities with low maintenance costs, long useful lives and comparatively high injection and withdrawal, or cycling, capabilities. The size and flexibility of our facilities, together with the application of advanced skills in reservoir engineering, drilling, geology and geophysics, enable us to support individual high-cycle contracts in excess of the average physical cycling capabilities of our facilities. In addition to the facilities we own and operate, we also contract for 1.9 Bcf of natural gas storage capacity from Natural Gas Pipeline Company of America LLC, or NGPL, on its pipeline system in the mid-continent (Texas and Oklahoma) at cost-of-service based rates. The following table highlights certain important design information about our assets:

March 31, 2016:

	AECO Hub™
					NGPL
	Suffield	Countess	Wild Goose	Salt Plains
					Midcon/ Texok
Name Location	Alberta	Alberta	California	Oklahoma		Total
Gas Storage Capacity (Bcf)	83.5	70.5	75	13	2.9	244.9
Peak Withdrawal (MMcf per day)	1,800	1,250	950	150	40	4,190
Peak Injection (MMcf per day)	1,600	1,150	525	115	20	3,410
Reservoirs	5	2	3	1	N/A	11
Storage Wells	60	29	17	30	N/A	136
Compression (horsepower)	36,000	34,500	27,900	10,000	N/A	108,400
In Service Date	1988	2003	1999	1995	N/A	1988 - 2003

        On May 1, 2016, 1.0 Bcf of the 2.9 Bcf leased on NGPL capacity expired, thereby reducing our total capacity to 243.9 Bcf.

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

        AECO Hub™ is located in the Western Canadian Sedimentary Basin, or the WCSB, which is the major hydrocarbon basin in Canada and one of the most prolific natural gas producing regions in North America. The WCSB accounts for a majority of annual Canadian natural gas production and a significant amount of annual North American natural gas production according to the Canadian National Energy Board, or NEB. Natural gas production grew in the WCSB in fiscal 2016 compared to fiscal 2015. Further, we expect that Canadian natural gas production will grow in future years to support expected LNG exports to serve Asian markets. New production to support these projects will be provided by large new shale and tight gas plays in northeast British Columbia and western Alberta, along with a large remaining conventional natural gas resource base.

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

        Most of AECO's LTF contracts have capacity of 1.0 Bcf or greater. LTF contract terms have been selected so that a manageable amount of contracts expire each year, avoiding exposure to a large contract turnover volume. The weighted average contract life of our LTF storage contracts at AECO Hub™ on March 31, 2016 was 2.9 years. Excluding our largest volumetric customer, TransCanada Gas Storage Partnership, or TransCanada, the weighted average contract life is 2.3 years with a weighted average volume of 2.7 Bcf.

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

        Wild Goose has contracts for terms of one year or longer. As at March 31, 2016, the weighted average contract life of our LTF storage contracts at Wild Goose is 2.0 years.

  Regulatory

        Wild Goose is regulated as a state utility by the CPUC and is certified to serve the California intrastate market. Wild Goose has regulatory authority to negotiate market based rates for third-party storage contracts and buys and sells natural gas for its own account to optimize its operations. In addition, as an independent storage provider Wild Goose is exempt from the provisions of California's affiliate conduct rules and has the right to coordinate its operation with our other facilities. It is however, restricted from contracting for natural gas storage services with its affiliates.

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

  Customers

        Over the years, Salt Plains' customers include a mix of natural gas market participants, including financial institutions, producers, and marketers. As of March 31, 2016, the weighted average contract life of our LTF storage contracts at Salt Plains was 2.3 years.

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

  NGPL Contracted Capacity

  Overview

        From 2001 to March 31, 2015, one of our subsidiaries had a contract for 8.5 Bcf of gas storage capacity on the MidCon section and the TexOk section of the NGPL pipeline system in the mid-continent. On April 1, 2015 and May 1, 2016, 5.6 Bcf and 1.0 Bcf, respectively, of the original 8.5 Bcf expired, thereby reducing our leased capacity to 1.9 Bcf. The NGPL system connects and balances Gulf Coast and mid-continent supply basins with Chicago and other Midwestern U.S. end-use markets. NGPL has a number of different storage facilities on its pipeline system and manages its storage capacity as pools on separate legs of the pipeline. Under NGPL's FERC-approved tariff, NGPL is limited to charging cost-of-service rates for its transportation and storage services. We have a tariff-based right of first refusal to renew the remaining contracts, effectively making this capacity a long-term asset without any invested capital.

        As a customer of the NGPL capacity, and not the operator, we use our optimization strategy to generate revenue from our use of the capacity, and we do not remarket storage services.

  Access Gas Services

        We have a natural gas marketing business in Eastern Canada, British Columbia and Alberta serving commercial and industrial customers. In British Columbia, we also serve residential customers. This is a margin business where supply is contracted to serve customers at committed prices. In Eastern Canada, we also provide agency services to natural gas end-users. The retail marketing business is an extension of our proprietary optimization activities.

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

        Nevertheless, the trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. These rules may require a number of modifications to our operations including the installation of new equipment to control emissions. Because much of the regulation is still being finalized, we cannot currently assess the potential impact of proposed regulations on our operations.

        Several potential pieces of regulation that may affect our business are as follows:

  •
  Adoption of the Clean Power Plan Regulations

        In August 2015, the U.S. Environmental Protection Agency (the "EPA") issued its final Clean Power Plan rules that establish carbon pollution standards for power plants, called CO2 emission performance rates. The EPA expects each state to develop implementation plans for power plants to meet the individual state targets established in the Clean Power Plan. The EPA has also given states the option to develop compliance plans for annual rate-based reduction limits (pounds per megawatt hour or mass-based tonnage) for CO2.

        Judicial challenges have been filed. On February 9, 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the United States Court of Appeals for the District of Columbia ("Circuit Court") even issued a decision. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted. The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court's stay applies only to EPA's regulations for CO2 emissions from existing power plants and will not affect EPA's standards for new power plants. It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP. We are currently assessing the impact that the Clean Power Plan would have on the Company if the rules were upheld at the conclusion of this appellate process and were implemented in their current form.

  •
  Final Rule for the Waters of the United States

        In May 2015, the EPA issued a final rule that sets forth changes to its definition of "waters of the United States" ("Rule") under the Clean Water Act ("CWA"). Judicial challenges to this Rule have been filed in district courts across the country and the Sixth Circuit issued a nationwide stay on the Rule in October 2015. The Sixth Circuit also issued a decision in February 2016 that challenges to the Rule are properly heard in front of appellate courts, rather than district courts. The fate of lawsuits in the various district courts is therefore uncertain. Several district courts have already dismissed challenges following the Sixth Circuit's jurisdictional ruling and EPA is currently seeking to dismiss challenges in other district courts on the same grounds. It is possible, however, that the district courts could find that the Sixth Circuit's ruling is not binding. In addition, both the Tenth and Eleventh Circuits are also considering whether challenges to the Rule are properly heard at the district or appellate level in light of the Sixth Circuit's recent jurisdictional ruling. It remains to be seen how the various proceedings will affect the substance of the Rule and its implementation. If the Rule survives the appeals process, any expansion to CWA jurisdiction could impose additional permitting obligations on our operations, which may adversely affect any development or expansion we may plan to undertake.

  •
  New National Ambient Air Quality Standards for Ozone

        On October 1, 2015, the EPA finalized both the 8-hour primary and secondary air quality standards for ground level ozone, reducing the acceptable level of ground level ozone to 70 parts per billion from 75 parts per billion. The EPA will now evaluate the states' attainment status and the states must determine whether additional control measures are needed in order to meet this standard. If states where we operate are not in attainment with this new standard, the EPA may enact additional regulations beyond those currently contemplated to further control emissions of volatile organic compounds and nitrogen oxides from certain sources, which could apply to our operations and could result in increased compliance costs. Niska Partners cannot predict the financial impact of the revised ozone standards at this time.

  •
  Carbon Taxes in British Columbia and Alberta

        British Columbia imposes a carbon tax of C$30 per ton of carbon dioxide equivalent emissions. In November 2015, Alberta unveiled plans to institute an economy-wide carbon tax beginning in 2017. The C$20 per ton price on carbon emissions will cover approximately 90% of the economy, including natural gas, and will increase to C$30 per ton in 2018. These taxes could reduce demand for natural gas, have an adverse effect on our cost of doing business, and reduce demand for the natural gas storage services we provide, although we would not be impacted to any greater degree than other similarly-situated natural gas storage companies.

  •
  California Regulation

        Following a major natural gas leak near Porter Ranch, California, the California Department of Conservation announced in February 2016 emergency regulations requiring enhanced testing, inspection and monitoring of oil and gas storage in California. Requirements include daily inspection of gas storage well heads, ongoing verification of the mechanical integrity of gas storage wells, ongoing measurement of annular gas pressure or annular gas flow within wells, regular testing of all safety valves used in wells, compliance with minimum and maximum pressure limits, and establishment of a comprehensive risk management plan for each facility. The regulations will remain in effect for six months, but can be extended if necessary. The Department intends to develop permanent regulations after a public comment period. These regulations are likely to have an adverse effect on our costs of doing business, although we should not be impacted to any greater degree than other similarly situated natural gas storage companies.

        In addition to these emergency regulations, it is possible that the Porter Ranch natural gas leak may lead to legislation or other regulations that would impose further regulatory requirements on natural gas storage. For instance, Senate Bill 887 introduced earlier this year would have imposed more rigorous inspection requirements on wells, required the adoption of more stringent standards for well design, installation and siting and the phase-out of non-complying wells over time. At this stage, it is impossible to say whether this proposed legislation or other legislation that may be proposed to further regulate natural gas storage will be enacted in California. If any such requirements are enacted into law in California and apply to our operations, complying with these more stringent standards could increase our costs of operations and restrict the scope of our operations. These requirements would apply to our competitors as well and we do not foresee that our operations or business would be impacted to any greater degree than other similarly situated natural gas storage companies.

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

  Climate Change

        There is increasing attention in the United States and worldwide concerning the issue of climate change and the effect of greenhouse gases (GHGs). The Paris Agreement, which was announced by the Parties to the United Nations Framework Convention on Climate Change in December 2015, established a global goal of keeping temperatures well below 2 ºC above preindustrial levels. The Agreement is not legally binding on the parties, however. In the United States, future regulation of GHGs could occur pursuant to future U.S. treaty commitments. Under the Paris Agreement, the United States has pledged to reduce its emissions by 26 to 28% in 2025 relative to a 2005 baseline. While the U.S. will likely not need to take Congressional action to meet these initial commitments, further reductions would likely require domestic legislation beyond the Clean Power Plan, such as a carbon emissions tax or a cap-and-trade program.

        While a new federal or international program seems unlikely in the near future, we may have to comply with state or regional programs to limit GHG emissions. State and regional programs that may impact our operations include the Western Climate Initiative (WCI) and the Regional Greenhouse Gas

Initiative (RGGI). The future status of RGGI, and agreement between the states in the Northeastern U.S. is uncertain. We do not believe that RGGI will impact our business because we do not currently have operations in RGGI member states. The WCI is an agreement that was originally between the states of California, Oregon, Washington, New Mexico, Arizona, Utah and Montana, and the Canadian provinces of British Columbia, Manitoba, Ontario, and Quebec to create a regional cap-and-trade scheme for GHG emissions. However, in 2011, all states except California withdrew from the WCI. Still, it is likely that regional efforts to curb GHG emissions will continue. Depending on the scope of any regional programs that we must comply with, we could be required to obtain and surrender allowances for GHG emissions statutorily attributed to our operations (e.g., emissions from compressor stations or the injection and withdrawal of natural gas).

        In 2006, California adopted AB 32, the Global Warming Solutions Act of 2006, with a goal of reaching (i) 1990 GHG emissions levels by the year 2020, (ii) 80% of 1990 levels by 2050, and (iii) establishing a mandatory emissions reporting program. AB 32 directed the California Air Resources Board, or CARB, to begin developing discrete early actions to reduce GHGs while also preparing a scoping plan to identify how best to reach the 2020 limit. Since the passage of AB 32, the CARB approved in December 2010 a GHG cap-and-trade program, which was scheduled to take effect in 2012. Compliance obligations for some entities began in 2013. However, various legal challenges threaten to further delay California's cap-and-trade program. No final determination has been made with regard to the potential applicability of the AB 32 cap-and-trade program to our operations. We are therefore not in a position to quantify any potential costs associated with compliance under the program as proposed. However, any limitation a finalized program places on GHG emissions from our equipment and operations could require us to incur costs to reduce the GHG emissions associated with our operations.

        Even in the absence of new federal legislation the EPA has begun to regulate GHG emissions using its authority under the CAA as articulated by the April 2007 United States Supreme Court ruling in Massachusetts, et al. v. EPA that the EPA has authority to regulate carbon dioxide emissions. The GHG regulations that the EPA has issued following Massachusetts , et al. v. EPA include: (1) the December 2009 "endangerment finding" determining that air pollution from six GHGs endangers public health and welfare, and that mobile sources cause or contribute to that air pollution; (2) the May 2010 "Tailpipe Rule," issued jointly with the National Highway Traffic Safety Administration setting GHG emission and fuel economy standards for new light-duty vehicles; (3) the April 2010 "Timing Rule," concluding that stationary source regulation under Titles I and V of the CAA (involving Prevention of Significant Deterioration regulations and operating permits, respectively) must regulate GHG emissions beginning when such emissions are subject to controls under the mobile source provisions of the Act; (4) the June 2010 "Tailoring Rule," exempting small stationary sources from PSD and Title V requirements through regulations modifying the Act's emissions thresholds; (5) the December 2010 "SIP Call" rule, finding thirteen state Implementation Plans ("SIPs") inadequate because they did not regulate GHGs from stationary sources, and directing those states to correct the inadequacies or face federalization of their permitting programs; and (6) the August 2015 Clean Power Plan (CPP), which establishes carbon pollution standards for power plants. For more information, see the "Adoption of the Clean Power Plan Regulations" section above.

        If the CPP survives legal challenges, the rule could result in increased demand for natural gas. However, any expansion to the proposed program, or the adoption of similar legislative or regulatory programs in the future, that sought to reduce greenhouse gas emissions associated with the use of natural gas could reduce demand for natural gas, have an adverse effect on our cost of doing business, and reduce demand for the natural gas storage services we provide, although we would not be impacted to any greater degree than other similarly-situated natural gas storage companies. EPA's actions are subject to further procedural delays and legal challenges, however, and it is not yet clear how either the D.C. Circuit Court or the Supreme Court will rule on the legality of the CPP.

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

        British Columbia has been in the process of implementing a cap-and-trade system consistent with the requirements of the WCI. The province has created a Climate Action Secretariat that is responsible for developing cap-and-trade rules. Ontario, another province participating in the WCI, committed to a phase out of coal fired power by 2014. Ontario closed its last coal-fired generating plant in April 2014. The current Ontario government brought forward Bill 138, Ending Coal for Cleaner Air Act, 2013. Subject to certain exceptions, the bill amends the Environmental Protection Act (Ontario) by adding a new part which prohibits the use of coal at generation facilities after December 31, 2014. The Ending Coal for Cleaner Air Act, 2013 is through its first reading and is still proposed legislation.

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

Employees

        As of March 31, 2016, we had 121 employees. Our executive officers are currently employed by Niska Gas Transport Inc., Niska Partners Management ULC and subsidiaries of Niska Gas Storage Partners LLC.

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

        See Note 23 of our Consolidated Financial Statements.

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

Risks Related to the Transaction

There may be substantial disruption to our business and distraction of its management and employees as a result of the Transaction.

        There may be substantial disruption to our business and distraction of our management and employees from day-to-day operations because matters related to the Transaction may require substantial commitments of time and resources which could otherwise have been devoted to other opportunities that could have been beneficial to us.

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

  •
  our Credit Agreement (defined below) will mature on September 30, 2016 and allows for an additional term extension to December 31, 2016 providing that the Transaction has closed. We may be required to obtain additional funds and/or a substitute financing to repay the outstanding balance at the earlier date of September 30, 2016.

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

        To the extent any one or more of these customers becomes financially distressed or commences bankruptcy proceedings, the contracts governing these customer relationships could be renegotiated at lower rates or rejected under applicable provisions of the United States Bankruptcy Code. Any such renegotiation or rejection could have a material adverse effect on our revenue and cash flows and our ability to make cash distributions to our unitholders.

Our debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

        We have $575.0 million principal amount outstanding of the 6.50% senior notes due 2019. In addition, we have credit facilities that provide us up to $370.0 million in borrowing capacity. Our level of debt could have important consequences to us, including the following:

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

        We are dependent upon the cash flow generated by our operations in order to meet our debt service obligations and to allow us to make distributions to our members. The operating and financial restrictions and covenants in our Credit Agreement (defined below), the indenture governing our senior notes and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make distributions to our members. For example, our Credit Agreement and the indenture governing our 6.50% Senior Notes restrict or limit our ability to:

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

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our $320 Million Credit Agreement" and "Our 6.50% Senior Notes Due 2019." Any subsequent replacement of our Credit Agreement, our 6.50% Senior Notes or any new indebtedness could have similar or greater restrictions.

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

        In addition, laws and regulations to reduce emissions of greenhouse gases could affect the production or consumption of natural gas and, adversely affect the demand for our storage services and the rates we are able to charge for those services. In 2015, the U.S. pledged to reduce its greenhouse gases by 26 - 28% by 2025 under the recent Paris Agreement and the U.S. EPA finalized the Clean Power Plan, which will establish carbon pollution standards for power plants if it survives legal challenge. Future legislative and regulatory efforts could include cap-and-trade programs, carbon taxes and greenhouse gas reporting and tracking programs. Although it is not possible at this time to predict how legislation or regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased demand for natural gas. However, if such future laws and regulations are expansive enough to restrict greenhouse gas emissions associated with the use of natural gas, they could reduce the demand for natural gas and/or result in additional compliance costs or operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. In addition, some scientists have concluded that increasing concentrations of greenhouse gas in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets and operations. See "Business—Regulation" for more information.

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

        While our hedging policies are designed to minimize commodity price risk, some degree of exposure to unforeseen fluctuations in market conditions remains. We have in place risk management systems that are intended to quantify and manage risks, including risks related to our hedging activities such as commodity price risk and basis risk. We monitor processes and procedures to prevent unauthorized trading and to maintain substantial balance between purchases and future sales and delivery obligations. However, these steps may not detect and prevent all violations of our risk management policies and procedures, particularly if deception or other intentional misconduct is involved. There is no assurance that our risk management procedures will prevent losses that would negatively affect our business, financial condition and results of operations. See "Quantitative and Qualitative Disclosures About Market Risks—Risk Management Policy and Practices."

New derivatives legislation could have an adverse impact on our ability to hedge risks associated with our business and on the cost of our hedging activities.

        We use over-the-counter (OTC) derivative products to hedge commodity risks and, to a lesser extent, our currency risks. On July 21, 2010 new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), was enacted that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including us, that participate in that market. The Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission ("CFTC"), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. In its rulemaking under the Dodd-Frank Act, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September of 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time. The Dodd-Frank Act and CFTC rules also may require us in connection with certain derivatives activities to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements). In addition, the CFTC and certain banking regulators have recently adopted final rules establishing minimum margin requirements for uncleared swaps. Although we expect to qualify for the end-user exception to the clearing, trade execution and margin requirements for swaps entered to hedge our commercial risks, the application of such requirements to other market participants, such as swap dealers, may change the cost and availability of our derivatives. In addition, if any of our swaps do not qualify for the commercial end-user exception, posting of collateral could impact liquidity and reduce cash available to us for capital expenditures, therefore reducing our ability to execute derivatives to reduce risk and protect cash flows. As a result it is not possible at this time to predict with certainty the full effects of the Dodd-Frank Act and CFTC rules on us and the timing of such effects.

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

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for federal tax purposes, as well as our not being subject to a material amount of entity-level taxation. If the Internal Revenue Service, or IRS, were to treat us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state tax purposes, our cash available for distribution to you could be substantially reduced.

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

        The present U.S. federal income tax treatment of publicly traded partnerships, companies with multinational operations, or an investment in entities such as Niska Gas Storage Partners LLC may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the

Obama administration's proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

        Further, on May 5, 2015, the Treasury Department and the Internal Revenue Service issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code (the "Proposed Regulations"). We do not believe the Proposed Regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement.

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

If a tax authority contests the positions we take, the market for our common units may be adversely impacted and the cost of any such contest will reduce our cash available for distribution to unitholders. In addition, recently enacted U.S. legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.

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

        Recently enacted U.S. legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our members with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to you may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

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

        In response to current market conditions, we may engage in transactions to deliver and manage our liquidity that may result in income and gain to our unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in "cancellation of indebtedness income" (also referred to as "COD income") being allocated to our unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.

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

        We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. The U.S. Treasury Department has adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. However, such final regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

  Our Limited Liability Company Interests

        As of June 9, 2016 we had outstanding 37,988,724 common units, a 1.80% managing member interest and incentive distribution rights, or IDRs. The common units represent all of our limited partner interests and 98.20% of our total ownership interests excluding our IDRs. As discussed below under "Our Cash Distribution Policy—Incentive Distribution Rights," the IDRs represent the right to receive 48% of any quarterly cash distribution after our common unitholders have received the full quarterly distribution for each quarter plus any arrearages from prior quarters (of which there are currently none). Holdco currently owns approximately 53.93% of our outstanding common units and all of our IDRs.

        Our common units, which represent limited liability company interests in us, are listed on the NYSE under the symbol "NKA." The following table sets forth for the indicated periods the high and low sales prices per unit for our common units on the NYSE:

Three Months Ended	High	Low
March 31, 2016	$3.75	$3.01
December 31, 2015	$3.47	$2.66
September 30, 2015	$3.72	$3.02
June 30, 2015	$3.99	$1.21
March 31, 2015	$4.62	$1.44
December 31, 2014	$12.91	$2.71
September 30, 2014	$16.10	$12.27
June 30, 2014	$16.43	$12.26

        On June 9, 2016, the closing market price for our common units was $4.16 per unit.

        We have gathered tax information from our known unitholders and from brokers/nominees and, based on the information collected, we have approximately 12,029 beneficial unitholders at March 31, 2016.

        No cash distributions were paid during the year ended March 31, 2016. Cash distributions paid to common unitholders for the year ended March 31, 2015 were as follows:

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

        We are subject to withholding taxes by the Canada Revenue Agency ("CRA") for the portion of our quarterly distributions that are derived from our Canadian operations. Unitholders receive foreign tax credits equal to the amount that we pay to the CRA and can apply these credits against other Canadian sourced income, to the extent that they may have any.

  Holders

        As of June 9, 2016, there were thirteen holders of record of our common units. The number of record holders does not include holders of units in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depositories.

  Our Cash Distribution Policy

        Our Operating Agreement contains a policy pursuant to which we pay regular quarterly cash distributions in an aggregate amount equal to substantially all of our cash available for distribution, after reserves for the prudent conduct of our business (including reserves for capital expenditures, operating expenditures and debt service) or for distributions to members in respect of future quarters. Our board previously suspended the quarterly distribution to common unitholders for the third and fourth quarters of fiscal 2015, and in June 2015 the Company entered into a definitive agreement to be acquired by Brookfield including a commitment by the Company not to make cash distributions until the earlier of the date of closing or termination of the Transaction. As a result, no cash distributions were made during the year ended March 31, 2016.

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

  Limitations on Cash Distributions; Ability to Change Our Cash Distribution Policy

        There is no guarantee that unitholders will receive quarterly cash distributions from us, and the Company has committed under the definitive agreement to be acquired by Brookfield not to make any cash distributions until the earlier of the date of closing or the termination of the Transaction. If the Transaction is terminated under the terms of the agreement, our distribution policy is subject to other certain restrictions, including:

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

  •
  Our cash distribution policy may be affected by restrictions on distributions under our Credit Agreement and by the indenture relating to our 6.50% Senior Notes as well as by restrictions in future debt agreements that we enter into. Specifically, our Credit Agreement and indenture contain financial tests and covenants, commensurate with companies of our credit quality that we must satisfy. Should we be unable to satisfy these restrictions under our Credit Agreement or indenture or if we are otherwise in default under our Credit Agreement or indenture, we would be prohibited from making cash distributions to unitholders notwithstanding our stated cash distribution policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our 6.50% Senior Notes Due 2019", "—Our $320 Million Revolving Credit Facilities", and "—Our $50 Million Short-term Credit Facility".

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

  Sales of Unregistered Securities

        None.

Item 6.    Selected Financial Data.

        The following table shows selected historical consolidated financial and operating data of Niska Gas Storage Partners LLC for each fiscal year in the five-year period ended March 31, 2016.

        The historical consolidated financial data presented for each fiscal year in the five-year period ended March 31, 2016 is derived from the audited financial statements for those respective periods, and should be read together with and are qualified in their entirety by reference to, the historical audited consolidated financial statements of Niska Gas Storage Partners LLC and the accompanying notes included in Item 8.

        Moreover, the table should be read together with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Years Ended March 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per unit amounts)
Consolidated Statement of Earnings Data:
Revenues(1)	$54,345	$98,319	$207,396	$140,695	$268,581
Depreciation and amortization	57,435	117,323	41,286	50,409	46,132
Interest	52,301	51,336	66,315	67,010	74,630
Earnings (loss) before income taxes	(115,105)	(382,312)	(19,213)	(62,543)	(185,459)
Net earnings (loss)	(103,331)	(350,656)	(8,957)	(43,601)	(165,772)
Earnings (loss) per unit(2)	(2.67)	(9.34)	(0.25)	(0.63)	(2.39)
Balance Sheet and Other Financial Data (at period end):
Total current assets	$153,665	$253,405	$297,137	$247,775	$439,427
Total assets	991,897	1,160,959	1,539,191	1,524,392	1,803,358
Total debt(3)	730,673	779,426	706,725	722,274	807,179
Members' equity	80,639	185,671	554,140	597,377	690,390
Cash distributions declared (per unit):
Common units	$—	$1.05	$1.40	$1.40	$1.40
Subordinated units(4)	—	—	—	—	0.70
Operational Data (unaudited):
Effective working gas capacity (Bcf)(5)	244.9	250.5	250.5	225.5	221.5
Capacity added during the period (Bcf)	—	—	25.0	4.0	17.0
Percent of operated capacity leased to third parties(6)	78.5%	68.6%	76.1%	74.8%	62.4%

(1)
Revenues include optimization revenues, which are presented net of cost of goods sold.

(2)
Earnings (loss) per unit for the years ended March 31, 2016, 2015 and 2014 were only attributable to common unitholders as a result of cancellation of the Company's subordinated units at the beginning of fiscal 2014.

(3)
Includes obligations under capital lease and the credit facilities.

(4)
On April 2, 2013, Niska Partners completed an equity restructuring with affiliates of the Carlyle/Riverstone Funds. In the restructuring, all of the Company's 33.8 million subordinated units were cancelled.

(5)
Represents operated and NGPL-leased capacity. Effective working gas capacity data is as at March 31 of each year.

(6)
Excludes NGPL-leased capacity of 2.9 Bcf in fiscal 2016, and 8.5 Bcf in fiscal years prior.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The historical financial statements included elsewhere in this document reflect the consolidated assets, liabilities and operations of Niska Gas Storage Partners LLC ("Niska Partners" or the "Company") as at March 31, 2016 and 2015, and for the years ended March 31, 2016, 2015 and 2014. The following discussion of the historical consolidated financial condition and results of operations should be read in conjunction with the historical financial statements and accompanying notes of the Company included elsewhere in this document. In addition, this discussion includes forward-looking statements that are subject to risks and uncertainties that may result in actual results differing from statements we make. See "Forward-Looking Statements." Factors that could cause actual results to differ include those risks and uncertainties that are discussed in "Risk Factors."

  Overview

        We operate the AECO HubTM, which consists of the Countess and Suffield gas storage facilities in Alberta, Canada, and the Wild Goose and Salt Plains gas storage facilities in California and Oklahoma, respectively. Niska Partners markets gas storage services of working gas capacity in addition to optimizing storage capacity with its own proprietary gas purchases at each of these facilities. We also operate a natural gas marketing business which is an extension of our propriety optimization activities in Canada. The Company has a total of 243.9 Bcf of working gas capacity among its facilities, including 1.9 Bcf leased from a third-party pipeline company.

        We earn revenues by providing natural gas storage services on a long-term firm ("LTF") contract basis for which we receive monthly reservation fees for fixed amounts of storage, providing storage services on a short-term firm ("STF") contract basis, where a customer pays a fixed fee to inject a specified quantity of natural gas on a specified date or dates and a fixed fee to withdraw on a specified future date or dates, and optimization, where we purchase and sell gas on an economically hedged basis in order to improve facility utilization at margins that can be higher than those from third-party contracts. Proprietary optimization activities occur when the Company purchases and sells natural gas for its own account. Our revenues related to our marketing business are included in proprietary optimization activities. We have aggregated all of our activities in one reportable operating segment for financial reporting purposes. Our consolidated financial statements are prepared in accordance with GAAP.

        In June 2015, the Company, the Manager, Holdco and certain of their affiliates entered into a definitive agreement to be acquired by Brookfield. Under the terms of the Merger Agreement, Brookfield will acquire all of the Company's outstanding common units for $4.225 per common unit in cash and will acquire the Managing Member and the IDRs in the Company prior to June 14, 2017.

        The closing of the Transaction is dependent on the satisfaction of certain conditions related to regulatory requirements, including the approval of the CPUC. On May 12, 2016, the CPUC issued a Proposed Decision, which if finally approved will allow the transfer of control of Wild Goose to Brookfield and also allow the Transaction to proceed to close in accordance with the Merger Agreement. The Proposed Decision can still be amended prior to being voted on by the CPUC and may or may not be approved by the CPUC.

        The fiscal year ended March 31, 2016 reflected a continuation of difficult market conditions for Niska. Adjusted EBITDA for the year ended March 31, 2016 was $17.1 million, compared to $66.7 million in fiscal 2015 and $140.0 million in fiscal 2014. Included in the fiscal 2016 amounts are benefits of inventory write-downs of $45.2 million. Fiscal 2015 included a one-time contract termination settlement with our largest customer of $26.0 million and benefits from inventory write-downs of $23.1 million. Excluding these amounts, Adjusted EBITDA would have been negative $28.1 million for fiscal 2016 and positive $17.6 million for fiscal 2015. The unfavorable financial results in fiscal 2016 resulted from extraordinarily low seasonal spreads which substantially reduced the value of our storage services, and reduced price volatility resulting from increased gas supply in the market which, in turn, reduced our ability to capture additional value based on changes in natural gas prices.

        In addition, in fiscal 2016 and 2015 the Company recorded non-cash charges of additional depreciation of $24.5 million and $64.7 million respectively, associated with migration of cushion gas at its Canadian-based facilities. The combination of poor market conditions and non-cash charges resulted in a net loss for the fiscal 2016 of $103.3 million, compared to fiscal 2015 net loss of $350.7 million.

        The Company's available liquidity consists of amounts available under its Revolving Credit Facilities and its Short-Term Credit Facility. In February 2016, the Company completed an amendment and extension of its Credit Agreement, which reduced the maximum capacity to $320.0 million and extends the term of the original agreement from June 29, 2016 to September 30, 2016 and allows for an additional term extension to December 31, 2016 providing that the Transaction has closed. The Company's fixed charge coverage ratio ("FCCR") has been below 1.1:1.0 since the first quarter of fiscal 2016 and as a result the Company continued to be unable to borrow the last 15% of availability under the Revolving Credit Facilities without triggering an event of default.

        In connection with the entry into the Merger Agreement, Brookfield agreed to lend up to $50.0 million to the Company under a short-term credit facility to be used for working capital purposes. During fiscal 2016, reduced liquidity due to lower profitability was partially offset by the funds available under the Short-Term Credit Facility. As at March 31, 2016, the balance under the Short-term Credit Facility was $40.1 million, and the Company had $66.8 million of total available liquidity, compared to $80.1 million at March 31, 2015.

        As we begin fiscal 2017, market conditions for natural gas storage are improving, with widening seasonal spreads and increasing volatility. The Company estimates that, based on expected revenues, of which over 80% have already been transacted across all revenue strategies, and expected costs, the Company will generate sufficient cash flow to fund its operations for the next twelve months, except for the repayment of the outstanding balances of the Revolving Credit Facilities and the Short-Term Credit Facility on their respective maturity dates. Failure to repay the Revolving Credit Facilities when due would also constitute an event of default under the terms of the 6.50% Senior Notes.

        On June 9, 2016, the CPUC issued a decision which approved the transfer of control of the Wild Goose facility to Brookfield, effective immediately. The Company believes that it is probable that the Merger will be completed on or before July 31, 2016 at which time the Company will pursue replacement financing. Should the merger not close as anticipated, the maturity of the Revolving Credit Facilities on September 30, 2016 would require the Company to seek a further extension of the maturity date or raise additional funds to repay the amounts projected to be outstanding at that time. We can provide no assurance that we will be able to obtain a further extension of the maturity date or raise additional funds to repay our Revolving Credit Facilities and the Short-Term Credit Facility upon maturity.

        See also "How We Evaluate Our Operations—Capitalization, Leverage and Liquidity" and "Liquidity and Capital Resources."

        A summary of financial and operating data for the years ended March 31, 2016, 2015 and 2014:

	Year Ended March 31,
	2016	2015	2014
	(dollars in thousands)
Consolidated Statement of Earnings (Loss) and Comprehensive Income (Loss) Data:
Revenues
Fee-based revenue	$54,734	$92,340	$135,356
Optimization, net(1)	(389)	5,979	72,040

	54,345	98,319	207,396
Expenses (Income):
Operating	29,806	39,230	40,834
General and administrative	29,993	26,833	39,937
Depreciation and amortization	57,435	117,323	41,286
Interest	52,301	51,336	66,315
Loss on extinguishment of debt(2)	—	—	36,697
Impairment of goodwill(3)	—	245,604	—
Losses (gains) on disposals of assets	268	(64)	—
Foreign exchange (gains) losses	(349)	380	1,182
Other (income) expense	(4)	(11)	358

Earnings (loss) before income taxes	(115,105)	(382,312)	(19,213)
Income tax expense (benefit):
Current	2,536	2,595	82
Deferred	(14,310)	(34,251)	(10,338)

	(11,774)	(31,656)	(10,256)

Net earnings (loss) and comprehensive income (loss)	$(103,331)	$(350,656)	$(8,957)

Reconciliation of Adjusted EBITDA to net (loss) earnings:
Net earnings (loss)	$(103,331)	$(350,656)	$(8,957)
Add (deduct):
Interest expense	52,301	51,336	66,315
Income tax benefit	(11,774)	(31,656)	(10,256)
Depreciation and amortization	57,435	117,323	41,286
Non-cash compensation expense	1,653	2,305	—
Impairment of goodwill	—	245,604	—
Unrealized risk management losses (gains)	16,566	(31,694)	8,732
Loss on extinguishment of debt	—	—	36,697
Foreign exchange (gains) losses	(349)	380	1,182
Losses (gains) on disposals of assets	268	(64)	—
Other (income) expense	(4)	(11)	358
Write-downs of inventory	4,300	63,800	4,600

Adjusted EBITDA(4)	17,065	66,667	139,957
Add (deduct):
Cash interest expense, net	(48,225)	(47,684)	(62,961)
Income taxes paid	(1,958)	(50)	(73)
Maintenance capital expenditures	(2,926)	(4,844)	(1,575)
Other income (expense)	4	11	(358)

Cash Available for Distribution(4)	$(36,040)	$14,100	$74,990

	Year Ended March 31,
	2016	2015	2014
	(dollars in thousands)
Balance Sheet Data (at period end):
Total assets	991,897	1,160,959	1,539,191
Property, plant and equipment, net of accumulated depreciation	772,023	820,467	908,274
Long-term debt(5)	583,206	584,587	585,926
Total members' equity	80,639	185,671	554,140
Operating Data (unaudited):
Effective working gas capacity (Bcf)(6)	244.9	250.5	250.5
Capacity added during period (Bcf)	—	—	25.0
Percent of operated capacity contracted to third parties(7)	78.5%	68.6%	76.1%

(1)
Optimization revenue is presented net of cost of goods sold. Net optimization revenues include unrealized risk management gains/losses and write-downs of inventory. We had unrealized risk management losses of $16.6 million for the year ended March 31, 2016, unrealized risk management gains of $31.7 million for the year ended March 31, 2015, and unrealized risk management losses of $8.7 million for the year ended March 31, 2014. We had write-downs of inventory of $4.3 million, $63.8 million and $4.6 million for the years ended March 31, 2016, 2015 and 2014, respectively. Excluding these non-cash items, which do not affect Adjusted EBITDA, our realized optimization revenues were $20.5 million, $38.1 million and $85.4 million for the years ended March 31, 2016, 2015 and 2014, respectively.

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

(4)
Adjusted EBITDA and Cash Available for Distribution in fiscal 2016 include the benefits of inventory write-downs related to inventory impairments of $45.2 million (fiscal 2015—$23.1 million; fiscal 2014—$2.4 million). Excluding these benefits, Adjusted EBITDA would have been negative $28.1 million for fiscal 2016 (fiscal 2015—$43.6 million; fiscal 2014—$137.6 million) and Cash Available for Distribution would have been negative $81.2 million for fiscal 2016 (fiscal 2015—negative $9.0 million; fiscal 2014—$72.6 million).

(5)
Long-term debt includes long-term obligations under capital lease, but excludes credit facility drawings which are recorded in current liabilities.

(6)
Represents operated and NGPL-leased capacity. Effective working gas capacity data is as at March 31 of each year. In April 2015, 5.6 Bcf of leased capacity from NGPL expired, bringing our total NGPL-leased capacity down to 2.9 Bcf.

(7)
Excludes NGPL-leased capacity of 2.9 Bcf in fiscal 2016, and 8.5 Bcf in fiscal years prior.

        The following table sets forth average volume utilized by, and revenue and fees/margins derived from LTF contracts, STF contracts and proprietary optimization transactions for each of the years in the three-year period ended March 31, 2016:

	Year Ended March 31,
	2016	2015	2014
Storage Capacity (Bcf) utilized by:
LTF Contracts	98.1	90.7	109.5
STF Contracts	91.9	75.4	74.7
Proprietary optimization transactions	54.9	84.4	66.3

Total	244.9	250.5	250.5

Revenue (in thousands)
Fee-based contracts:
LTF Contracts	$36,263	$80,781	$83,940
STF Contracts	18,471	11,559	51,416

	54,734	92,340	135,356
Optimization:
Realized proprietary optimization transactions	20,477	38,085	85,372
Unrealized risk management (losses) gains	(16,566)	31,694	(8,732)
Write-downs of inventory	(4,300)	(63,800)	(4,600)

	(389)	5,979	72,040

Total	$54,345	$98,319	$207,396

Fees/Margins ($/Mcf)
LTF Contracts(1)	$0.37	$0.89	$0.77
STF Contracts	0.20	0.15	0.69
Realized proprietary optimization transactions	0.37	0.45	1.29

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

        We define Adjusted EBITDA as net earnings (loss) before interest, income taxes, depreciation and amortization, unrealized risk management gains and losses, loss on extinguishment of debt, foreign exchange gains and losses, write-downs of inventory, gains and losses on asset dispositions, non-cash compensation, asset impairments and other income. We believe the adjustments for other income are similar in nature to the traditional adjustments to net earnings used to calculate Adjusted EBITDA and adjustment for these items results in an appropriate representation of this financial measure. Cash Available for Distribution is defined as Adjusted EBITDA reduced by interest expense (excluding amortization of deferred financing costs), income taxes paid, maintenance capital expenditures and other income. Adjusted EBITDA and Cash Available for Distribution are used as supplemental financial measures by our management and by external users of our financial statements, such as commercial banks and ratings agencies, to assess:

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

  Volume and Fees Derived from Fee-based Contracts

        We provide fee-based natural gas storage services to our customers under long-term firm (LTF) and short-term firm (STF) contracts. When a customer enters into a LTF contract, the customer is obligated to pay us monthly reservation fees for a fixed amount of storage which is usable by the customer at their option subject to contractual limits. These fees are fixed regardless of the actual use by the customer, and we also collect a variable fee when the services are actually used in order to allow us to recover our variable operating costs. The volume-weighted average life of our LTF contracts at March 31, 2016 was 2.6 years. Reservation fees comprise over 90% of the revenue generated under LTF contracts and provide a baseline of revenue to support our operating and general and administrative costs.

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

        When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized hedging gains and losses and inventory write-downs. For accounting purposes, our realized optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. However, because substantially all inventory is economically hedged, any inventory write-downs are offset by hedging gains and any unrealized hedging losses are offset by gains when the inventory is sold. These offsetting gains and losses may occur in different periods.

  Operating Expenses

        Our most significant variable operating expenses are fuel and electricity costs. These operating expenses vary significantly based upon the amount of natural gas we inject or withdraw throughout the year and the price of the energy commodity at the time of purchase. Variable operating expenses are partially offset by the variable fees we collect from our LTF contracts. The fixed component of our operating expenses include salaries and labor, parts and supplies, surface and mineral lease rentals and other general operating costs. These fixed operating expenses are more stable from year to year but can fluctuate due to unforeseen repairs.

  General and Administrative Expenses

        Our general and administrative expenses primarily consist of employee compensation, legal, accounting and tax consulting fees, and our office leases.

  Capitalization, Leverage and Liquidity

        We regularly monitor our credit metrics. Our most important credit metric is our fixed charge coverage ratio, or FCCR, which is contained in the Indenture to our 6.50% Senior Notes and our Credit Agreement. The FCCR measures our Adjusted EBITDA divided by fixed charges, both of which are defined in the Indenture and Credit Agreement. As discussed below, when our FCCR is below 2.0 times, we are restricted in our ability to issue new debt. When our FCCR is below 1.75 times, we are restricted in our ability to pay distributions. When our FCCR is below 1.1 times, we are unable to borrow the last 15% of availability without triggering an event of default. We also monitor our ratio of long-term and total debt to Adjusted EBITDA and our ratio of debt to debt plus equity. While these metrics are not included in our Indenture or Credit Agreement, they are common metrics used to measure the credit-worthiness of companies, including those similar to us.

        As of March 31, 2016, we had a FCCR of 0.3 to 1.0, a ratio of total debt to Adjusted EBITDA of 42.8 times, a ratio of long-term debt to Adjusted EBITDA of 34.2 times and a ratio of long-term debt to long-term debt plus equity of 87.9%.

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

Factors that Impact Our Business

        Factors that impact the performance of specific components of our business from period to period include the following:

  Market Conditions for Natural Gas Storage

        During the first half of fiscal 2016, the difference between summer and winter prices in the natural gas futures market, referred to as the seasonal spread, remained extremely narrow. This condition resulted from numerous factors, including, but not limited to: (i) production curtailments in Alberta due to prolonged compressor outages on the TransCanada Alberta System and high cash prices at PG&A Citygate during injection season; (ii) lower levels of natural gas in storage which led to increased demand in the cash market; (iii) real or perceived changes in overall supply and demand fundamentals; (iv) the development of new pipeline infrastructure connecting new supply to markets; (v) the weather during the first part of winter being milder than normal; and (vi) a material year-over-year increase in natural gas production in the United States as well as in Western Canada during the winter withdrawal season. These market conditions have negatively impacted our revenues during the year ended March 31, 2016 by eroding the prices we can charge for long and short-term firm contracting services, as well as reducing the profitability of our optimization activities, where we make economically hedged natural gas purchases for our own account.

        The combination of reductions in natural gas prices, collateral required to support our retail marketing operations, costs associated with the requirements for temporary reservoir pressure support and unfavorable market conditions which have prevented us from realizing additional revenues and earnings have reduced the liquidity available under our credit facilities. Continued reduction in amounts available under our credit facilities may continue to restrict our ability to pursue optimization strategies. The inability to pursue such revenue strategies may have a material adverse effect on the Company's revenues and profitability.

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

  Working Gas Storage Capacity

        Changes in working gas capacity are expected to impact the level of our revenue. For the fiscal year ended March 31, 2016, our contract for 5.6 Bcf of the 8.5 Bcf leased capacity on NGPL expired thereby reducing our gas storage capacity to approximately 244.9 Bcf . On May 1, 2016, 1.0 Bcf of the remaining 2.9 Bcf leased capacity on NGPL expired, thereby reducing our gas storage capacity to approximately 243.9 Bcf. We do not expect these changes will cause a significant reduction to future earnings.

  Carried Inventory

        When winter gas prices fall below forward prices for the following summer we may defer the withdrawal of proprietary optimization inventory until the next fiscal year in order to reduce operating costs and add incremental margin and economic value, independent of the period in which that revenue is earned. This may result in the deferral of realized earnings and cash flow from one fiscal year to the next. This was evident during the year ended March 31, 2015, when increased gas supply in the United States resulted in a reduction in the demand for natural gas in storage and resulted in an overall decline in near-term natural gas prices. Due to the contango position of the forward market, we deferred the withdrawal of proprietary optimization inventory until fiscal 2016. As a result, proprietary optimization inventory at March 31, 2015 was relatively high at approximately 48 MDth, as compared to March 31, 2016 proprietary inventory levels of 26 MDth. The year over year decrease in proprietary optimization was driven by a reduction in capacity allocated to the strategy in the current period, offset by an increased allocation to fee-based transactions.

  Cushion Migration and Pressure Support

        Cushion migration occurs when hydrocarbons move to an area of the storage reservoir where effective support in cycling a facility's working gas is no longer provided. During the years ended March 31, 2016, 2015 and 2014, we recorded charges to depreciation expense of $24.5 million, $64.7 million and $nil, respectively, related to 2.4 Bcf, 6.2 Bcf and nil Bcf of proprietary cushion estimated to have migrated at our Canadian facilities. We currently estimate that ongoing cushion migration could require an annual expenditure of approximately $4.0 million to $6.0 million to replace the cushion gas that has migrated. These estimates include assumptions about storage levels and cycling requirements which can vary significantly depending on operating conditions.

        In addition, our storage facilities may require additional natural gas to provide temporary pressure support during periods of high activity to meet cycling requirements and performance demands related to our gas in storage. These volumes fluctuate from year to year along with our cycling requirements. These cycling requirements are managed through a combination of strategies which are adapted to changes in natural gas market conditions. Typically, the use of gas to provide temporary pressure support results in net revenue gains because the cost to acquire natural gas in the nearer term is lower than the price of natural gas for future delivery.

        Backwardation, a condition where the price of natural gas in the near term is higher than the price for future delivery, occurred in the winter of fiscal 2014 and spring of fiscal 2015. This increased our costs to manage our cycling requirements, which include the purchase or lease of natural gas used for temporary pressure support. The cost of temporary pressure support gas was approximately $2.2 million in fiscal 2016 (fiscal 2015—$40.0 million). Over the upcoming four years, the expected cumulative cost of temporary pressure support gas is $5.5 million which relates to our commitments to lease certain volumes of natural gas to address our future temporary pressure support needs. In the event that natural gas storage market conditions become more favorable, the cost of managing our operational requirements could be reduced. However, if the conditions deteriorate, the cost of managing our operational requirements will increase.

  Material Agreements

        In May 2014, we entered into a new contract with TransCanada, our largest volumetric customer. This new contract replaced a previous storage agreement which provided TransCanada with approximately 40 Bcf of storage capacity at our AECO facilities and had a term that extended to 2030. Under the previous storage agreement both parties had the option to terminate at the end of defined five-year intervals, including April 1, 2015. TransCanada elected to terminate this agreement and entered into a new agreement with us which extends until 2020. The new agreement provides TransCanada with an initial storage capacity of approximately 40 Bcf which will be reduced to approximately 20 Bcf on April 1, 2017. By exercising its early termination rights, TransCanada was obligated to make an early termination payment to us of $26.0 million. This payment was recognized in long-term firm revenue in fiscal 2015. The new rate under the renegotiated contract is lower than the rate previously in effect in prior fiscal periods, resulting in a decrease to LTF revenues in fiscal 2016.

  Variable Costs

        The variable operating costs of our facilities are primarily comprised of costs associated with natural gas and electricity for compressor operations. Our operating costs are affected by the amount and price of energy used to inject and withdraw natural gas from our facilities and by the number and timing of gas injections and withdrawals. For example, if we experience large injections of natural gas in the early summer (instead of a steady rate of injections throughout the summer), we would have higher costs in our first quarter and lower than expected costs in the second quarter. A mild winter could lead to less withdrawals in total, and therefore lower overall fuel and power costs because less injections would occur in filling our storage facilities. These cost variances could be partially offset by similar variances in long-term contract revenues. During the year ended March 31, 2016, operating expenses were lower than the year ended March 31, 2015, principally due to lower facility utilization, and lower average fuel and electricity prices.

  Carrying Costs and Availability of Liquidity

        Our cost of capital and the amount of our available working capital impacts the amount of capacity utilized for proprietary optimization as compared to STF contracts. Proprietary optimization requires us to purchase inventory, which is financed by cash on hand and our credit facilities. A higher cost of capital relative to that of our customers will generally lead to lower volume used for proprietary optimization transactions. In general, higher carrying costs for us or our customers result in lower margins for us. During the 2016 fiscal year, the combination of reductions in natural gas prices, margin amounts required to support our retail marketing operations, unfavorable market conditions and a reduction in our net credit facility availability has prevented us from realizing additional revenues and earnings. Continued reduction in amounts available under the credit facilities may restrict our ability to pursue optimization strategies. The inability to pursue such revenue strategies may have a material adverse effect on our revenues and profitability.

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

  Changes in the Value of the Canadian Dollar versus the U.S. Dollar

        Our functional currency is the U.S. dollar. We generate revenues from our Canadian operations in Canadian dollars. Cash inflows from revenues are offset, in part, by natural gas inventory purchases, operating, general and administrative and capital costs that are also transacted in Canadian dollars. The majority of our hedges are transacted in U.S. dollars on the New York Mercantile Exchange (NYMEX). Our financial instruments, principally our Common Units, Senior Notes and credit facilities, are predominantly denominated in U.S. dollars. We hedge our net exposure to the Canadian dollar by entering into currency hedges for the substantial majority of net exposure for our transactions. We do not hedge our net Canadian dollar exposure for potential future transactions, as the timing and amount of those transactions, which include proprietary optimization purchases and sales, are difficult to predict. During fiscal 2016, the decline in the value of the Canadian dollar did not materially impact our results of operations because its impact on revenues has been offset by lower expenses and hedging gains realized during the period.

  Inflation

        Inflation has been relatively low in recent years and did not have a material impact on our results of operations for the years ended March 31, 2016, 2015 and 2014. Although the impact of inflation has been insignificant in recent years, it remains a factor in the current economy.

Segment Information

        Our process for the identification of reportable segments involves examining the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment. Since our inception, we have operated along functional lines in our commercial, engineering and operations teams for operations in Alberta, northern California and the U.S. midcontinent. All functional lines and facilities offer the same services: fee-based revenue and optimization. All services are delivered using reservoir storage. All facilities have the same types of customers: major companies in the energy industry, industrial, commercial, and local distribution companies and municipal energy consumers. We also have a marketing business which is an extension of our proprietary optimization activities. Proprietary optimization activities occur when we purchase, store and sell natural gas for our own account in order to utilize or optimize storage capacity that is not contracted or available to third party customers. We measure profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, and unrealized risk management gains and losses. We have aggregated our functional lines and facilities into one reportable segment as at and for the fiscal years ended March 31, 2016, 2015 and 2014.

        Information pertaining to our fee-based and proprietary optimization revenues is presented in the consolidated statements of earnings (loss) and comprehensive income (loss).

Results of Operations

Fiscal Year Ended March 31, 2016 Compared to Fiscal Year Ended March 31, 2015

  •
  Revenue.  Revenues include fee-based revenue and optimization, net. Fee-based revenue consists of long-term contracts for storage fees that are generated when we provide storage services on a monthly basis and short-term fees associated with specified injections and withdrawals of natural gas. Optimization revenue results from the purchase of natural gas inventory and its forward sale to future periods through energy trading contracts, with our facilities being used to store the inventory between the purchase and sale of the natural gas inventory.

    Details of our revenue include:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Long-term contract revenue	$36,263	$80,781	$83,940
Short-term contract revenue	18,471	11,559	51,416

Total fee-based revenue	54,734	92,340	135,356

Realized optimization, net	20,477	38,085	85,372
Unrealized risk management (losses) gains	(16,566)	31,694	(8,732)
Write-downs of inventory	(4,300)	(63,800)	(4,600)

Total optimization revenue	(389)	5,979	72,040

Total revenue	$54,345	$98,319	$207,396

        The change in revenue was primarily attributable to the following:

  •
  LTF Revenues.  Fiscal 2016 LTF revenues declined by $44.5 million (55%) from fiscal 2015. The decrease in revenue was primarily due to a one-time, early termination payment of $26.0 million received from TransCanada in fiscal 2015, for which there was no corresponding amounts in fiscal 2016. The remainder of the decrease in revenues largely resulted from lower contract rates that caused revenues to decline by $14.2 million, and lower customer utilization that resulted in a decrease in variable fees of $2.9 million. In addition, fluctuations in exchange rates between the Canadian and U.S. dollar decreased revenues by $3.3 million compared to last year. The declines were partially offset by higher allocated capacity of 7.4 Bcf to LTF revenues, resulting in an increase of $1.9 million. The realized margins were $0.37 per Mcf of storage capacity in fiscal 2016 compared to $0.89 per Mcf in fiscal 2015. Excluding the one-time, early termination payment of $26.0 million, realized margin would have been $0.60 per Mcf in fiscal 2015.

  •
  STF Revenues.  STF revenues increased by $6.9 million (60%) compared to fiscal 2015. During fiscal 2016, we increased the storage capacity allocated to this revenue strategy by 16.5 Bcf. In addition, during the year ended March 31, 2014, certain transactions with lower contract rates were entered into to mitigate withdrawal risk during the winter of fiscal 2014, the effects of which continued into the first quarter of fiscal 2015. The lack of similar transactions in the year ended March 31, 2016 resulted in higher STF revenue when compared to the prior fiscal year. Realized margins were $0.20 per Mcf in fiscal 2016 compared to $0.15 per Mcf in fiscal 2015.

  •
  Optimization Revenues.  Total optimization revenues, including realized and unrealized gains and losses, along with write-downs of proprietary optimization inventories, decreased to a loss of $0.4 million in fiscal 2016 compared to income of $6.0 million in fiscal 2015. When evaluating the performance of our optimization business, we focus on our realized optimization margins, excluding the impact of unrealized economic hedging gains and losses and inventory write-downs. For financial reporting purposes, our net optimization revenues include the impact of unrealized economic hedging gains and losses and inventory write-downs, which cause our reported revenues to fluctuate from period to period. The components of optimization revenues are as follows:

  •
  Realized Optimization Revenues.  Net realized optimization revenues decreased by $17.6 million compared to fiscal 2015. During fiscal 2016, storage capacity allocated to this revenue strategy was reduced by 29.5 Bcf and the average realized margin for optimization activities was $0.37 per Mcf in fiscal 2016 compared to $0.45 per Mcf in fiscal 2015. The profitability realized per Mcf of optimization capacity was reduced in the current year as a result of the suppressed spread environment and a lack of market volatility of natural gas across North American markets during fiscal 2016.

  Realized optimization revenues include revenues from our natural gas marketing operations of $15.3 million and $13.0 million in fiscal 2016 and 2015, respectively. Revenue from the marketing business increased compared to last year as a result of a stronger residential market in Western Canada as well as our commercial market in Eastern Canada.

  •
  Unrealized Risk Management (Losses) Gains.  Unrealized risk management losses for the fiscal year ended March 31, 2016 were $16.6 million compared to gains of $31.7 million in fiscal 2015. Unrealized losses in fiscal 2016 were due to decreases in the value of financial hedges resulting from decreases in the prices of forward purchase contracts of natural gas. Gains in fiscal 2015 were mainly due to increases in the value of financial hedges resulting from decreases in forward sales price of natural gas relative to our contracts. Unrealized risk management gains and losses from our natural gas marketing operations amounted to losses of $1.9 million and $0.6 million in fiscal 2016 and 2015, respectively.

    •
    Write-Down of Inventory.  Natural gas prices fell during the years ended March 31, 2016 and 2015. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. With the realization of hedging gains positioned in the current fiscal year and the positioning of new hedges at lower values in future periods, the estimated market value of our inventories became less than its carrying cost. Accordingly, we wrote down our proprietary inventories by $4.3 million in fiscal 2016 and $63.8 million during fiscal 2015.

  •
  Earnings (Loss) before Income Taxes.  Loss before income taxes for the fiscal year ended March 31, 2016 was $115.1 million compared to $382.3 million in fiscal 2015. The decrease was attributable to the change in net revenue as discussed above, plus the following:

  •
  Operating Expenses.  Operating expenses consisted of the following:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Lease costs and property taxes	$12,593	$15,521	$13,945
Fuel and electricity	5,475	11,157	13,152
Salaries and benefits	5,529	5,797	7,771
Maintenance	2,470	3,790	3,033
General operating costs	3,739	2,965	2,933

Total operating expenses	$29,806	$39,230	$40,834

    Operating expenses for fiscal 2016 decreased by $9.4 million (24%) compared to the prior year. Reductions in operating expenses for fiscal 2016 were principally the result of lower facility utilization which reduced fuel and electricity consumption. Additionally, leased storage capacity was reduced by 5.6 Bcf at April 1, 2015, resulting in a decrease in lease costs. Maintenance costs in the prior period were higher due to heavy equipment usage during the winter of fiscal 2014 resulting in significantly higher equipment repairs throughout fiscal 2015. In addition, a weaker Canadian dollar reduced expenses associated with our Canadian facilities by $1.6 million for 2016.

  •
  General and Administrative Expenses.  General and administrative expenses consisted of the following:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Compensation costs	$13,501	$12,624	$26,107
General costs, including office and IT costs	3,757	4,433	4,123
Legal, audit and regulatory costs	12,735	9,776	9,707

Total general and administrative expenses	$29,993	$26,833	$39,937

    General and administrative expenses increased by $3.2 million (12%) in fiscal 2016 compared to fiscal 2015. Legal, audit and regulatory costs for fiscal 2016 included $4.5 million of expenses related to the Transaction. Excluding the costs associated with the Transaction, total general and administrative expenses for fiscal 2016 would have been $25.5 million. Compensation costs were higher in fiscal 2016 due to cost recoveries realized in fiscal 2015 as a result of the reversals of prior-year incentive compensation accruals and retention incentive plan accruals related to the Transaction. The increases in general and administrative expenses in fiscal 2016 were offset by a reduction in costs of $2.8 million resulting from the impact of a weaker Canadian dollar.

  •
  Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended March 31, 2016 decreased by $59.9 million (51%) compared to the prior year. Depreciation expense for the year ended March 31, 2016 and 2015 included $24.5 million and $64.7 million, respectively, related to migration of cushion gas at our Canadian facilities for our estimated costs associated with proprietary cushion gas that no longer provides effective pressure support. After experiencing unprecedented deliverability requirements in fiscal 2014, an evaluation of facility performance, cycling capabilities, and costs associated with maintaining those capabilities was undertaken in fiscal 2015 determining that 6.2 Bcf of cushion gas had migrated and no longer provided effective cushion support. During fiscal 2016, 2.4 Bcf of cushion gas was estimated to have migrated.

    Amortization of intangible assets during fiscal 2015 included $11.7 million of amortization related to the termination of the prior storage agreement with TransCanada and the establishment of a new contract.

  •
  Interest Expense.  Interest expense consisted of the following:

	Year ended March 31,
	2016	2015	2014
Interest on Senior Notes	$37,375	$37,374	$56,526
Interest on credit facilities	10,229	9,603	5,617
Amortization of deferred financing costs	4,076	3,652	3,354
Other interest	621	707	818

Total interest expense	$52,301	$51,336	$66,315

    Interest expense for the year ended March 31, 2016 increased by $1.0 million (2%) compared to the year ended March 31, 2015. Higher average interest rates were partially offset by the impacts of lower average balances of our credit facilities compared to the level of drawings during fiscal 2015.

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

  •
  Income Tax Expense (Benefit).  Income tax benefit decreased by $19.9 million compared to the year ended March 31, 2015. This change was primarily due to lower taxable losses as well as an increase in Canadian provincial income tax rate in fiscal 2016 both of which impacted certain Canadian taxable entities.

Fiscal Year Ended March 31, 2015 Compared to Fiscal Year Ended March 31, 2014

        The change in revenue was primarily attributable to the following:

  •
  LTF Revenues.  Fiscal 2015 LTF revenues declined by $3.2 million (4%) from fiscal 2014. The decrease in revenues resulted from lower fees realized, as well as lower storage capacity allocated to our LTF strategy. During fiscal 2015, lower rates caused revenues to decline by $14.9 million, and allocated capacity being lower by 18.8 Bcf contributed to a decrease of $12.0 million compared to fiscal 2014. In addition, fluctuations in exchange rates between the Canadian and U.S. dollar decreased revenues by $2.3 million compared to fiscal 2014. These were partially offset by a one-time, early termination payment of $26.0 million received from TransCanada. Realized margins were $0.89 per Mcf of storage capacity in fiscal 2015 compared to $0.77 per Mcf in fiscal 2014. Excluding the one-time, early termination payment of $26.0 million, realized margin would have been $0.60 per Mcf in fiscal 2015.

  •
  STF Revenues.  STF revenues decreased by $39.9 million (78%) compared to fiscal 2014. During fiscal 2015, STF rates were negatively affected by a suppressed spread environment. To a lesser degree, STF revenue was also impacted by certain transactions with lower contract rates that were entered into during the fourth quarter of fiscal 2014 to mitigate withdrawal risk. The effect of these contracts, which continued into the first quarter of fiscal 2015, resulted in lower STF revenue when compared to fiscal 2014. During fiscal 2015, the amount of capacity utilized for STF contracts increased by 0.7 Bcf. Realized margins were $0.15 per Mcf in fiscal 2015 compared to $0.69 per Mcf in fiscal 2014.

  •
  Optimization Revenues.  Total optimization revenues, including realized and unrealized gains and losses, along with write-downs of proprietary optimization inventories, decreased from $72.0 million in fiscal 2014 to $6.0 million in fiscal 2015. The components of optimization revenues are as follows:

  •
  Realized Optimization Revenues.  Net realized optimization revenues decreased by $47.3 million compared to fiscal 2014. The average realized margin for optimization activities was $0.45 per Mcf in fiscal 2015 compared to $1.29 per Mcf in fiscal 2014. The profitability of realized optimization was reduced in fiscal 2015 as a result of the suppressed spread environment and a lack of market volatility. Gains during the fiscal 2014 were driven by higher levels of volatility in North American natural gas markets, which resulted from changes in pipeline pricing in our Canadian markets during the summer and autumn of 2013. In addition, cold winter weather significantly increased demand for natural gas across North American markets in the latter part of 2013 and the first three months of 2014, which created significant opportunities.

  Realized optimization revenues include revenues from our natural gas marketing operations of $13.0 million and $9.7 million in fiscal 2015 and 2014, respectively. Revenue from the marketing business increased as a result of a stronger residential market in Western Canada.

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

  •
  Write-Down of Inventory.  Natural gas prices fell during the year ended March 31, 2015. This reduction increased the value of our economic hedges and decreased the value of the proprietary optimization inventory underlying those hedges. With the realization of hedging gains positioned in fiscal 2015 and the positioning of new hedges at lower values in the then future periods, the estimated market value of our inventories became less than its carrying cost. Accordingly, we wrote down our proprietary inventories by $63.8 million during fiscal 2015.

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

    •
    General and Administrative Expenses.  General and administrative expenses decreased by $13.1 million (33%) in fiscal 2015 compared to fiscal 2014 as a result of lower incentive accruals related to short-and long-term compensation plans.

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

    •
    Interest Expense.  Interest expense for the year ended March 31, 2015 decreased by $15.0 million (23%) compared to the year ended March 31, 2014. Interest on our Senior Notes was reduced as a result of a lower interest rate and lower outstanding balances. During fiscal 2015, the Senior Notes consisted of $575.0 million of 6.50% Senior Notes due in 2019. During fiscal 2014, the Senior Notes consisted of $643.8 million of 8.875% Senior Notes, which were redeemed in March 2014. These decreases were partially offset by higher interest on our revolving credit facilities due to higher utilization.

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

        We purchase natural gas and build inventories in the summer months. We position sales in the winter months, which results in the peak borrowing under our $320 million Credit Agreement being highest in the middle of our third fiscal quarter, while our peak accounts receivable collections typically occur in our fourth fiscal quarter. During fiscal 2016, we experienced an unusual storage season when we recognized revenue more evenly throughout the year.

        The following table illustrates the differences in the recognition of revenue associated with our revenue strategies.

	Year Ended March 31, 2016
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total
	(in thousands)
Fee-based revenue:
LTF revenue	$9,645	$8,928	$8,754	$8,936	$36,263
STF revenue	4,617	3,724	4,473	5,657	18,471

	14,262	12,652	13,227	14,593	54,734
Realized optimization:
Realized optimization, net	5,314	5,065	6,686	3,412	20,477

Total realized revenue	19,576	17,717	19,913	18,005	75,211
Realized quarterly revenue as a percentage of total realized annual revenue	26.0%	23.6%	26.5%	23.9%	100.0%

	Year Ended March 31, 2015
	Qtr 1	Qtr 2	Qtr 3	Qtr 4	Total
	(in thousands)
Fee-based revenue:
LTF revenue(1)	$40,482	$14,101	$13,373	$12,825	$80,781
STF revenue	2,272	1,532	2,255	5,500	11,559

	42,754	15,633	15,628	18,325	92,340
Realized optimization:
Realized optimization, net	13,774	4,458	7,013	12,840	38,085

Total realized revenue	56,528	20,091	22,641	31,165	130,425
Realized quarterly revenue as a percentage of total realized annual revenue	43.3%	15.4%	17.4%	23.9%	100.0%

(1)
LTF revenue during the first quarter of 2015 includes a one-time early termination payment of $26.0 million from TransCanada due to the termination of the previous storage agreement with TransCanada.

Liquidity and Capital Resources

        The Company's available liquidity consists of amounts available under its Revolving Credit Facilities and its Short-Term Credit Facility. In February 2016, the Company completed an amendment and extension of its Credit Agreement, which reduced the maximum capacity to $320.0 million and extends the term of the original agreement from June 29, 2016 to September 30, 2016, and allows for an additional term extension to December 31, 2016 provided that the Transaction has closed. However, the Company's FCCR has been below 1.1:1.0 since the first quarter of fiscal 2016 and, as a result, the Company has been unable to utilize the last 15% of availability under the Revolving Credit Facilities without triggering an event of default.

        In connection with the entry into the Merger Agreement, Brookfield agreed to lend up to $50.0 million to the Company under a short-term credit facility to be used for working capital purposes. During fiscal 2016, reduced liquidity resulting from lower profitability, and the absence of the last 15% of availability under the Revolving Credit Facilities was partially offset by the funds available under the Short-Term Credit Facility from Brookfield, as well as the liquidation of optimization inventories, and the return of a portion of posted margin deposits associated with the Company's marketing business.

        As at March 31, 2016, available liquidity totaled $66.8 million, consisting of $56.9 million available under the Revolving Credit Facilities and $9.9 million available under the Short-Term Credit Facility from Brookfield. At June 6, 2016, available liquidity was $89.2 million, consisting of $79.3 million available under the Revolving Credit Facilities and $9.9 million available under the Short-Term Credit Facility from Brookfield.

        As we begin fiscal 2017, market conditions for natural gas storage are improving, with widening seasonal spreads. The Company estimates that, based on expected revenues, of which over 80% have already been transacted across all revenue strategies, and expected costs, the Company will generate sufficient cash flow to fund its operations for the next twelve months, except for the repayment of the outstanding balances of the Revolving Credit facilities and the Short-Term Credit Facility on their respective maturity dates. Failure to repay the Revolving Credit Facilities when due would also constitute an event of default under the terms of the 6.50% Senior Notes.

        On June 9, 2016, the CPUC issued a decision which approved the transfer of control of the Wild Goose facility to Brookfield, effective immediately. The Company believes that it is probable that the Merger will be completed on or before July 31, 2016 at which time the Company will pursue replacement financing. Should the merger not close as anticipated, the maturity of the Revolving Credit Facilities on September 30, 2016 would require the Company to seek a further extension of the maturity date or raise additional funds to repay the amounts projected to be outstanding at that time. We can provide no assurance that we will be able to further extend the maturity date or raise additional funds to repay our Revolving Credit Facilities and the Short-Term Credit Facility upon maturity.

        See also "How We Evaluate Our Operations—Capitalization, Leverage and Liquidity."

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

        The following table summarizes our sources and uses of cash for the fiscal years ended March 31, 2016, 2015 and 2014:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Operating Activities
Net earnings (loss)	$(103,331)	$(350,656)	$(8,957)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Unrealized foreign exchange (gains) losses	(206)	372	1,500
Deferred income tax benefit	(14,310)	(34,251)	(10,338)
Unrealized risk management losses (gains)	16,566	(31,694)	8,732
Depreciation and amortization	57,435	117,323	41,286
Amortization of deferred financing costs	4,076	3,652	3,354
Loss on extinguishment of debt	—	—	36,697
Losses (gains) on disposals of assets	268	(64)	—
Impairment of goodwill	—	245,604	—
Non-cash compensation expense	1,653	2,305	—
Write-downs of inventory	4,300	63,800	4,600
Changes in non-cash working capital	90,854	(55,835)	15,033

Net cash provided by (used in) operating activities	$57,305	$(39,444)	$91,907

Net cash used in investing activities	$(3,133)	$(7,573)	$(5,166)

Net cash (used in) provided by financing activities	$(55,807)	$51,726	$(89,244)

Other information:
Proprietary inventory (at year-end)	$41,268	$136,295	$75,140

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

        Cash provided by operating activities for the year ended March 31, 2016 was $57.3 million compared to cash used in operating activities of $39.4 million during the year ended March 31, 2015. The increase in cash provided by operating activities principally reflects the decision to hold on to a significant volume of inventory at the end of fiscal 2015 and sell that inventory during fiscal 2016. Positive cash flows from operating activities were offset by the lower profitability after non-cash gains, losses and expenses were excluded.

        During fiscal 2015, the reduction in cash provided by operating activities was principally related to lower profitability and higher margining requirements associated with our retail business, combined with our decision to hold proprietary inventories over the end of fiscal 2015 in order to sell them in fiscal 2016.

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Changes in non-cash working capital:
Margin deposits	$52	$19,342	$(14,137)
Trade receivables	(256)	3,114	(3,383)
Accrued receivables	8,629	110,484	(44,459)
Natural gas inventory	90,727	(124,955)	3,676
Prepaid expenses and other assets	(6,421)	542	358
Deferred revenue	(6,212)	596	5,468
Accrued liabilities	4,609	(63,709)	68,106
Other	(274)	(1,249)	(596)

Net changes in non-cash working capital	$90,854	$(55,835)	$15,033

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

        As of March 31, 2016 we had a net working capital deficiency of $79.5 million (working capital ratio of 0.7 to 1.0, which is calculated by dividing current assets by current liabilities), compared to a net working capital deficiency of $24.6 million (working capital ratio of 0.9 to 1.0) as at March 31, 2015. The increase in cash flows from changes in working capital principally reflects the decision to hold on to a significant volume of inventory at the end of fiscal 2015 and sell that inventory during fiscal 2016.

        Investing Activities.    Most of the investing activities during the fiscal year ended March 31, 2016 and 2015 were attributed to maintenance activities. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives. A significant drawdown of natural gas inventory in the fourth quarter of fiscal 2014 resulted in significant operational burdens on our facilities and therefore, required additional maintenance capital expenditures during fiscal 2016 and 2015.

        Financing Activities.    Net cash (used in) provided by financing activities consists of debt incurred for the acquisition of assets, periodic optional and mandatory retirements of such debt, advances and repayments made on our credit facilities to fund proprietary inventory purchases, and debt retirements and distributions made to our equity holders.

  Capital Expenditures

        Our capital expenditures for the years ended March 31, 2016, 2015 and 2014 were as follows:

	Year Ended March 31,
	2016	2015	2014
	(in thousands)
Maintenance capital	$2,926	$4,844	$1,575
Expansion capital	81	540	4,010

Total capital expenditures	3,007	5,384	5,585
Decrease (increase) in accrued capital expenditures	126	2,203	(2,426)
Purchase of customer contracts	—	—	2,007
Proceeds from sale of assets	—	(14)	—

Net cash used in investing activities	$3,133	$7,573	$5,166

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

        Under our current plan, we expect to spend approximately $11.0 million to $13.0 million in fiscal 2017 for maintenance capital expenditures to maintain the integrity of our storage facilities and ensure the reliable injection, storage and withdrawal of natural gas for our customers. Included in our estimated maintenance capital expenditures for fiscal 2017 is $6.0 million related to expected cushion gas purchases. Expansion capital for fiscal 2017 is expected to be less than $1.0 million.

  Our 6.50% Senior Notes Due 2019

        We have senior unsecured notes due 2019 (the "6.50% Senior Notes" or "Notes") for which interest is payable semi-annually on October 1 and April 1 at a rate of 6.50% per year, and will mature on April 1, 2019. See Note 8 "—Senior Notes due 2019" in our Consolidated Financial Statements for more information.

        We are in compliance with all covenant requirements under the 6.50% Senior Notes.

  Our $320 Million Revolving Credit Facilities

        We have senior secured asset-based revolving credit facilities, consisting of a U.S. and a Canadian revolving credit facility (the "Revolving Credit Facilities", or the "Credit Agreement"). These credit facilities in aggregate provide a maximum borrowing capacity of $320.0 million, and can be drawn on up to the lesser of the borrowing base asset or the maximum borrowing capacity. See Note 8 "—Revolving Credit Facilities" in our Consolidated Financial Statements for more information.

        Our most recently calculated borrowing base as of June 6, 2016 was $233.4 million. We also had $100.0 million in borrowings outstanding under our Revolving Credit Facilities and had $19.1 million in letters of credit issued. We are in compliance with all covenant requirements under our Credit Agreement.

  Our $50 Million Short-term Credit Facility

        We have an agreement with Brookfield for a $50.0 million short term credit facility (the "Short-term Credit Facility"), for which borrowings bear interest at an annual rate of 10%. Interest is payable in cash on a quarterly basis, unless the Company elects to pay such interest in-kind by capitalizing accrued interest into the principal amount. See Note 8 "—Short-term Credit Facility" in our Consolidated Financial Statements for more information.

        As of June 6, 2016, we had $41.1 million in borrowings outstanding under our Short-term Credit Facility and were in compliance with all covenant requirements.

  Contractual Obligations

        The following table summarizes by period the payments due for our estimated contractual obligations as of March 31, 2016:

	Payment due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Long term debt obligations	$575,000	$—	$575,000	$—	$—
Interest on long term debt obligations	112,125	37,375	74,750	—	—
Operating lease obligations	14,738	6,166	7,162	1,410	—
Capital lease obligations	10,545	1,657	3,314	3,314	2,260
Leased storage contracts	917	917	—	—	—
Mineral and surface leases	192,592	3,892	7,768	7,885	173,047
Asset retirement obligations	60,565	—	—	—	60,565
Post-retirement obligation	2,500	—	—	—	2,500
Deferred income tax	908	744	164	—	—
Withholding taxes (including interest and penalties)	4,751	4,751	—	—	—
Purchase obligations(1)	1,018,000	629,022	377,890	11,088	—

Total	$1,992,641	$684,524	$1,046,048	$23,697	$238,372

(1)
Purchase obligations consisted of forward physical and financial commitments related to future purchases of proprietary natural gas inventory and cushion gas. As we economically hedge substantially all of our natural gas purchases, there are forward sales that offset these commitments which are not included in the above table. As at March 31, 2016, forward physical and financial sales for all future periods related to proprietary gas totaled $994.5 million. As at March 31, 2016, forward financial sales for all future periods relating to cushion gas totaled $7.3 million.

  Off-Balance Sheet Arrangements

        In the future we may use off-balance sheet arrangements such as undrawn credit facility commitments, including letters of credit, to finance portions of our capital and operating needs. See "—Contractual Obligations" for more information.

        On January 1, 2010, we entered into an operating lease for compression and other equipment related to the development of an expansion project at Wild Goose. See "Note 20—Commitments and Contingencies" for more information.

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

Description	Judgments and Uncertainties
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
Cushion Effectiveness

Certain volumes of cushion are required for maintaining a minimum field pressure. Cushion is considered a component of the facility and as such is not depreciated. Cushion is monitored to ensure that it provides effective pressure support. In the event that natural gas moves to another area of the reservoir where it does not provide effective pressure support, charges against cushion are included in depreciation in an amount equal to the cost of estimated volumes that have migrated.
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

Description	Judgments and Uncertainties
Impairment of Intangible Assets

See Note 2, Significant Accounting Policies, on our Consolidated Financial Statements for a complete discussion of our policy regarding Intangible assets.
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

Description	Judgments and Uncertainties
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

Recent Accounting Pronouncements

        Please refer to Note 3 of our Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risks.

        The term "market risks" refers to the risk of loss arising from changes in commodity prices, price risk associated with compliance with environmental regulations, currency exchange rates, interest rates, counterparty credit and liquidity. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

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

        At March 31, 2016, we have 25.5 MDth of natural gas inventory of which 25.3 MDth or 99.2% was economically hedged. Because inventory is recorded at the lower of cost or market, not fair value, if the price of natural gas increased by $1.00 per MMBtu the value of that inventory would increase by $25.5 million, but the fair value or mark-to-market value of our hedges would decrease by $25.3 million, because 0.8% (0.2 MDth) of that inventory that was not economically hedged. Conversely, if the price of natural gas declined by $1.00 per MMBtu, the value of that inventory would decrease by $25.5 million while the fair value of our hedges would increase by only $25.3 million, due to the non-economically hedged position. Fuel gas included in the volumes above that is used for operating our facilities is not offset. Total volume of our fuel gas was 0.3 MDth and 0.0 MDth as of March 31, 2016 and 2015, respectively.

        In addition to the volumes mentioned above, as at March 31, 2016, we have entered into forward purchase contracts for 1.5 MDth of natural gas representing 42% of our estimated cushion purchases in fiscal 2017. As a result of the unhedged portion of expected cushion gas purchases, a $1.00 per MMBtu increase or decrease would have a corresponding increase or decrease to the net cost of our cushion gas purchase by approximately $2.1 million.

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

  Price Risk Associated with Compliance with Environmental Regulations

        One of Niska Partners' operating facilities, the Wild Goose storage facility, is located in California. In 2006, California adopted AB 32, the Global Warming Solutions Act of 2006, with a goal of reaching: (i) 1990 greenhouse gases ("GHG") emissions levels by the year 2020; (ii) 80% of 1990 levels by 2050; and (iii) a mandatory emission reporting program. AB 32 required the California Air Resources Board ("ARB") to develop a scoping plan describing the approach California will take to reduce GHGs to achieve the goal of reducing emissions to 1990 levels by 2020 (the "2020 Goal"). The scoping plan was first approved by the ARB in 2008 which identifies a cap-and-trade program as one of the strategies California will employ to meet the 2020 Goal. In 2010, ARB approved that cap and trade program and it came into effect on January 1, 2013.

        Entities are subject to compliance obligations if they exceed certain ARB-defined emission thresholds. During each year of the program, the ARB issues emission allowances (i.e., the rights to emit GHGs) equal to the amount of GHG emissions allowed for that year. Emitters can obtain allowances from the ARB at quarterly auctions, from third parties or exchanges. Emitters may also satisfy a portion of their compliance obligation through the purchase of offset credits; e.g., credits for GHG reductions achieved by third parties (such as landowners, livestock owners, and farmers) that occur outside the industry sectors covered under the cap through ARB-qualified offset projects such as reforestation or biomass projects. During fiscal 2016, the Company determined that it had exceeded its allowed emissions threshold and became subject to compliance obligations whereby it must purchase allowances or offset credits. As of March 31, 2016, the Company had $0.8 million of accrued emission allowances and offset credits, and the Company was exposed to risks associated with changes in the price of credits for GHG reductions.

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

        Canadian dollar cash inflows from revenues are offset, in part, by natural gas inventory purchases, operating, general and administrative and capital costs that are also transacted in Canadian dollars. We hedge the substantial majority of our remaining net exposure to the Canadian dollar by entering into currency hedges for existing transactions to minimize the risks of changes in the exchange rate. These instruments are primarily swaps transacted to purchase or sell U.S. dollars, as required. As a result of our hedging program, we do not believe that a change in the Canadian exchange rate would have a significant impact on the results of our operations.

        At March 31, 2016, we had forward currency exchange contracts for a notional value of $38.3 million. The value of the forward currency contracts were in a net liability position of $0.1 million as of March 31, 2016 (2015—net asset of $3.2 million), and were recorded in derivative assets and derivative liabilities accounts on the consolidated balance sheets. These contracts expire on various dates between April 2016 and February 2017 and were for the exchange of $49.9 million Canadian dollars into $38.3 million U.S. dollars.

  Interest Rate Risk

        We are exposed to interest rate risk due to variable interest rates under our Revolving Credit Facilities. All such borrowings under the Credit Agreement bear interest at different rates. As of March 31, 2016, we had $115.6 million in borrowings and letters of credit issued under the Revolving Credit Facilities, and it currently provides an interest rate on borrowings between 4.19% and 6.75%, depending on whether a fixed term or floating rate option is chosen. In the future, we may borrow under fixed rate and variable rate debt instruments that also give rise to interest rate risk. Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for capital investment, operations or distributions to our unitholders. A hypothetical increase or decrease in interest rates by 1% would have changed our interest expense by approximately $1.9 million for the fiscal year ended March 31, 2016.

  Counterparty Credit Risk

        Counterparty credit risk is the risk of financial loss if a customer fails to perform its contractual obligations. We engage in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade and accrued receivables is mitigated by the high percentage of investment grade customers, collateral support of receivables and our ability to take ownership of customer-owned natural gas stored in its facilities in the event of non-payment.

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

  Liquidity Risk

        Liquidity risk is the risk that we will not be able to meet our financial obligations as they become due. Our approach to managing liquidity risk is to contract a substantial part of our facilities to generate constant cash flow and to ensure that we always have sufficient cash and credit facilities to meet our obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to reputation. See "—Liquidity and Capital Resources" for more information.

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

Risk Management Policy and Practices

        We have in place risk management practices that are intended to quantify and manage risks facing our business. These risks include, but are not limited to, market, credit, environmental regulation compliance, foreign exchange, operational, and liquidity risks. Our hedging practices mitigate our exposure to commodity price and foreign exchange risks. Strict open position limits are enforced, and physical inventory is offset with forward hedges. Our counterparty strategy ensures we have a strong mix of quality customers. We have models in place to monitor and manage operational and liquidity risks.

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

Item 8.    Financial Statements and Supplementary Data.

        The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth on pages F-4 through F-49 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

(a)
Disclosure Controls and Procedures.

        Our principal executive officer (CEO) and principal financial officer (CFO) undertook an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. The CEO and CFO have concluded that our controls and procedures were effective as of March 31, 2016. For purposes of this section, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Directors and Executive Officers

        Our directors hold office until the earlier of their death, resignation, retirement, disqualification or removal by the member of our manager. Our executive officers serve at the discretion of our board. There are no family relationships among any of the directors or executive officers. The following table shows information as of June 9, 2016, regarding our current directors and executive officers.

Name	Age	Position
William H. Shea, Jr.	61	Chairman, President, Chief Executive Officer and Director
Vance E. Powers	59	Chief Financial Officer
Mark D. Casaday	55	Chief Operating Officer
Rick J. Staples	53	Executive Vice President and Chief Commercial Officer
Robert B. Wallace	55	Vice President, Finance and Corporate Development
Jason A. Dubchak	43	Vice President, General Counsel and Corporate Secretary
Bruce D. Davis, Jr.(1)	59	Former Vice President and Chief Administrative Officer
Ralph Alexander	61	Director
Michael Hennigan	56	Director
James G. Jackson	52	Director
E. Bartow Jones	40	Director
Stephen C. Muther	67	Director
Andrew W. Ward	49	Director
Olivia C. Wassenaar	36	Director

(1)
On July 31, 2015, Bruce D. Davis, Jr., former Vice President and Chief Administrative Officer was terminated without cause.

        William H. Shea, Jr.—Mr. Shea is our Chairman, President and Chief Executive Officer and a member of our board and the board of directors of our manager and also serves on the compensation committee. Mr. Shea served as a director of PVR GP, LLC, the general partner of PVR Partners L.P. and Chief Executive Officer of Penn Virginia Resource Partners, L.P. from March 2010 to March 2014, as Chief Executive Officer of PVR GP, LLC from March 2010 to June 2012 and as President and Chief Executive Officer of PVR GP, LLC since June 2012. Previously, Mr. Shea served as the Chairman of Buckeye GP LLC, the general partner of Buckeye Partners, L.P., a refined petroleum products pipeline partnership from May 2004 to July 2007, as President and Chief Executive Officer of Buckeye GP LLC from September 2000 to July 2007 and as President and Chief Operating Officer of Buckeye GP LLC from July 1998 to September 2000. From August 2006 to July 2007, Mr. Shea served as Chairman of MainLine Management LLC, the general partner of Buckeye GP Holdings, L.P., and as President and Chief Executive Officer of MainLine Management LLC from May 2004 to July 2007. Mr. Shea also serves as a director of Kayne Anderson Energy Total Return Fund, Inc. Kayne Anderson MLP Investment Company, and USA Compression Holdings LLC and as Chief Executive Officer of Mainline Energy Partners, LLC. Mr. Shea has an agreement with Riverstone, pursuant to which he has agreed to serve on the boards of Carlyle/Riverstone Funds' portfolio companies.

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

        Mark D. Casaday—Mr. Casaday is our Chief Operating Officer. He served as an Executive Vice President of Penn Virginia Resource GP LLC at PVR Partners LP from June 2012 to March 2014 and its Chief Operating Officer—Midstream of Penn Virginia Resource GP LLC from January 2013 to March 2014. Mr. Casaday served as Chief Operating Officer, Midstream of Marcellus at Penn Virginia Resource GP LLC, the General Partner of Penn Virginia Resource Partners LP from June 2012 to January 2013. From 1998 to February 2012, Mr. Casaday served as President and Chief Executive Officer of Pentex Natural Gas Company. Mr. Casaday also serves as Chief Operating Officer of Mainline Energy Partners, LLC.

        Rick J. Staples—Mr. Staples is our Executive Vice President and Chief Commercial Officer, responsible for the marketing, trading and commercial operation of our natural gas storage assets. Previously, Mr. Staples was in the role of Senior Vice President, Commercial Operations from May 2006 to April 2012. He has 30 years of experience in the energy industry, with a primary focus on the midstream sector, including natural gas storage. Prior to joining us in 2006, Mr. Staples served as Director of Gas Storage with TransCanada Pipelines Ltd. from 2001 to 2006. Mr. Staples graduated from the University of Alberta with a degree in Mechanical Engineering. Mr. Staples also graduated from the Queens Executive program (Queens School of Business) in 1997.

        Robert B. Wallace—Mr. Wallace is our Vice President of Finance and Corporate Development. He served as the Chief Financial Officer and Executive Vice President of PVG GP LLC from March 2010 to March 2014. Mr. Wallace served as Chief Financial Officer and Executive Vice President of Penn Virginia Resource GP LLC, the General Partner of Penn Virginia GP Holdings LP and Penn Virginia Resource Partners LP since March 2010. He served as Senior Vice President of Finance and Chief Financial Officer of Buckeye Pipe Line Company LLC, a general partner of Buckeye Partners LP since September 1, 2004. Mr. Wallace served as Senior Vice President of Finance and Chief Financial Officer of Buckeye GP LLC, the prior general partner of Buckeye Partners LP since September 2004 and served as its Principal Accounting Officer. He served as Senior Vice President of Finance and Chief Financial Officer of MainLine Management LLC, the General Partner of Buckeye GP Holdings LP since September 1, 2004. Prior to UBS, Mr. Wallace held senior positions at Dean Witter Reynolds, and Shearson Lehman Brothers in New York. He has more than 20 years of corporate finance experience, was an Executive Director in the UBS Energy Group from September 1997 to February 2004 and a private investor and consultant to Buckeye GP LLC from February 2004 to September 2004. Mr. Wallace also serves as Chief Financial officer of Mainline Energy Partners, LLC. Mr. Wallace received a Masters of Business Administration from New York University and a Bachelor of Arts from St. Lawrence University.

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

        Ralph Alexander—Mr. Alexander is a member of our board and serves on the compensation committee. He is a Partner of Riverstone Holdings LLC and joined Riverstone in September 2007. During 2007, Mr. Alexander served as a consultant to TPG Capital. For nearly 25 years, Mr. Alexander served in various positions with subsidiaries and affiliates of BP plc, one of the world's largest energy firms. From June 2004 until December 2005, he served as Chief Executive Officer of Innovene, BP's $20 billion olefins and derivatives subsidiary. From 2001 until June 2004, he served as Chief Executive Officer of BP's Gas, Power and Renewables and Solar segment and was a member of the BP group executive committee. Prior to that, Mr. Alexander served as a Group Vice President in BP's Exploration and Production segment and BP's Refinery and Marketing segment. He held responsibilities for various regions of the world, including North America, Russia, the Caspian, Africa and Latin America. Prior to these positions, Mr. Alexander held various positions in the upstream, downstream and finance groups of BP. In addition to serving on the boards of a number of Riverstone portfolio companies and their affiliates, Mr. Alexander is a director of EP Energy Corporation since September 2013 and is on the Board of the general partner of Enviva Partners, LP, which had an IPO in 2015. He previously served on the board of Stein Mart Corporation, KiOR Inc., Amyris, Inc., Foster Wheeler AG and Anglo American plc. He holds a B.S. and M.S. in nuclear engineering from Brooklyn Polytech (now NYU Polytechnic) and holds an M.S. in management science from Stanford University. He is currently Chairman of the Board of NYU Polytechnic and is a New York University Trustee. The

Company believes Mr. Alexander's extensive experience with the energy industry enables him to provide essential guidance to the board of directors.

        Michael J. Hennigan—Mr. Hennigan is a member of our board and serves on both the audit committee and the compensation committee (as Chairman). Mr. Hennigan has been the Chief Executive Officer of Sunoco Partners LLC, a General Partner of Sunoco Logistics Partners L.P. since March 1, 2012 and its President since June 2010. Mr. Hennigan is responsible for all operations and business activities, including setting the direction, strategy and vision for Sunoco Logistics. He has 25 years of experience with Sunoco. He served as the President of Sunoco Partners LLC since July 1, 2010. He served as the Chief Operating Officer of Sunoco Partners LLC from July 1, 2010 to March 1, 2012 and Sunoco Logistics Partners since July 1, 2010. He served as Vice President of Business Development for Sunoco Partners LLC from May 2009 to June 2010. Prior to joining Sunoco Logistics, he served as Senior Vice President of Business Improvement at Sunoco, Inc., from October 2008 to May 15, 2009 and served as its Vice President of Business Development since May 2009. He serves as a Director of Philadelphia Energy Solutions LLC. He has been a Director of Sunoco Partners LLC, a General Partner of Sunoco Logistics Partners L.P. since April 27, 2010. He served as a Director of SunCoke Energy Inc., of Jewell Coke Company, L.P. from June 2011 to January 17, 2012. He is Chairman of the Advisory Council for the College of Engineering. Mr. Hennigan holds a BS degree in Chemical Engineering from Drexel University in 1982. The Company believes Mr. Hennigan's ongoing role at Sunoco Logistics Partners L.P. and past experience in Director roles in the energy business provides unique and valued guidance to the board of directors.

        James G. Jackson—Mr. Jackson is a member of our board and serves on the audit, compensation and finance committees. Mr. Jackson has been the Chief Financial Officer of BreitBurn GP, LLC, the general partner of BreitBurn Energy Partners L.P. ("BreitBurn") since July 2006 and an Executive Vice President since October 2007. BreitBurn is a publicly traded master limited partnership focused on the acquisition, exploitation and development of oil and gas properties in the United States. On May 15, 2016, BreitBurn and its affiliates filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Mr. Jackson also currently serves as the Chief Financial Officer of the general partner of Pacific Coast Energy Company L.P. ("PCEC"). PCEC, which is BreitBurn's predecessor, is a privately held limited partnership engaged in the production and development of oil and gas from properties located in California. Before joining BreitBurn, Mr. Jackson served as a Managing Director in Merrill Lynch & Co.'s Global Markets and Investment Banking Group. Mr. Jackson joined Merrill Lynch in 1992 and was elected Managing Director in 2001. Previously, Mr. Jackson was a Financial Analyst with Morgan Stanley & Co. from 1986 to 1989 and was an Associate in the Mergers and Acquisitions Group of the Long-Term Credit Bank of Japan from 1989 to 1990. Mr. Jackson obtained a B.S. in Business Administration from Georgetown University and an M.B.A. from the Stanford Graduate School of Business.

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

        E. Bartow Jones—Mr. Jones is a member of our board, the board of directors of our manager, the board of supervisors of Niska Holdings, which is our parent and also serves on the finance committee. Mr. Jones is currently a Partner of Riverstone Holdings LLC where he served as a Managing director from 2010 to 2014 and as a Principal from 2007 to 2010. Mr. Jones has been with Riverstone since 2001. Mr. Jones currently serves on the boards of directors of Vantage Energy, Inc, or Vantage, Targe Energy, LLC, or Targe and other private companies, and he previously served on the boards of directors of the general partner of PVR Partners, L.P., Buckeye GP LLC, the general partner of Buckeye Partners, L.P., and MainLine Management LLC, the general partner of Buckeye GP Holdings L.P., and Foresight Reserves L.P.

        Mr. Jones has worked closely with us since our inception. Mr. Jones's experience in evaluating the financial performance and operations of companies in our industry, as well as his leadership skills and business acumen, provide him with the necessary skills to serve as a member of our board. In addition, Mr. Jones's work with PVR Partners, L.P., Buckeye, Vantage, Targe and MainLine Management has given him both an understanding of the broader energy business and of the unique issues related to operating publicly-traded limited partnerships, which are similar to us.

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

        Andrew W. Ward—Mr. Ward is a member of our board, the board of directors of our manager, the board of supervisors of Niska Holdings, which is our parent and also serves on the finance committee. Mr. Ward has served as a member of the board of supervisors of Niska Holdings since May 2006. He is currently a Partner of Riverstone Holdings LLC where he served as a Principal from March 2002 to December 2004. Mr. Ward currently serves on the board of directors of the general partner of USA Compression Partners, LP (NYSE:USAC) and various private companies and has previously served on the boards of directors of the general partner of PVR Partners, L.P., Buckeye GP LLC, the general partner of Buckeye Partners, L.P., and MainLine Management LLC, the general partner of Buckeye GP Holdings L.P., and Gibson Energy.

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

        Olivia C. Wassenaar—Ms. Wassenaar is a member of our board, the board of directors of our manager and the board of supervisors of Niska Holdings, which is our parent. Ms. Wassenaar also serves on the finance committee. She is currently a Managing Director of Riverstone Holdings LLC where she served as a Vice President from 2008 to 2010, was promoted to a Principal in 2010, and has served as a Managing Director since 2014. In this capacity, she invests in and monitors investments in the midstream and exploration and production sectors of the energy industry. In addition to serving on the boards of a number of private Riverstone portfolio companies and their affiliates, Ms. Wassenaar also serves on the boards of directors of USA Compression Partners, LP (NYSE: USAC) and Northern Blizzard Resources Inc. (TSX: NBZ) Prior to joining Riverstone, Ms. Wassenaar was an Associate with Goldman, Sachs & Co. in the Global Natural Resources investment banking group. Ms. Wassenaar received her A.B., magna cum laude, from Harvard College and earned an M.B.A. from the Wharton School of the University of Pennsylvania.

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

        The audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee discussed with our independent registered accounting firm the matters required to be discussed by Auditing Standards No. 16. Our audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the audit committee. In addition, the audit committee has the authority to review our procedures for internal auditing, review the adequacy of internal controls and engage the services of any other advisors and accountants as the committee deems advisable. Based on the reviews and discussions referred to above, the Audit Committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended March 31, 2016 for filing with the SEC.

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

        The compensation committee is composed of Mr. Shea, Mr. Muther, Mr. Jackson, Mr. Hennigan and Mr. Alexander. Mr. Hennigan has been appointed the Chairman of the compensation committee. Mr. Muther, Mr. Jackson and Mr. Hennigan are independent directors (as that term is defined in the applicable NYSE rules and Rule 10A-3 of the Exchange Act). All members of the compensation committee are non-employee directors (as that term is defined in Rule 16b-3 of the Exchange Act) except Mr. Shea, the Chairman, President and Chief Executive Officer. None of our executive officers has served as a director or member of a compensation committee of another entity that has or has had an executive officer who served as a member of our board during 2016, 2015 or 2014.

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

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during fiscal 2014 and upon a review of Forms 5 and amendments thereto furnished to us with respect to fiscal 2016, or upon written representations received by us from certain reporting persons that no Forms 5 were required for those persons, we believe that no director, executive officer or greater-than-ten-percent shareholder failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, fiscal 2016.

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

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        This section describes the objectives and elements of our compensation program for the fiscal year ended March 31, 2016 (referred to as the "2016 fiscal year") for our named executive officers. This section should be read together with the compensation tables that follow, which disclose the compensation awarded to, earned by or paid to the named executive officers with respect to the 2016 fiscal year, as well as for certain elements of compensation paid to the named executive officers for the fiscal years ending on March 31, 2014 and March 31, 2015. See the section entitled "Executive Compensation" below. The "named executive officers" for the 2016 fiscal year, along with the title that each officer held during the 2016 fiscal year, were as follows:

Name	Title
William H. Shea, Jr.	Chairman, President and Chief Executive Officer
Vance E. Powers	Chief Financial Officer
Mark D. Casaday	Chief Operating Officer
Rick J. Staples	Executive Vice President and Chief Commercial Officer
Robert B. Wallace	Vice President, Finance and Corporate Development
Bruce D. Davis, Jr.(1)	Vice President, Chief Administrative Officer (through July 31, 2015)

(1)
Mr. Davis was terminated from his position of Vice President and Chief Administrative Officer on July 31, 2015.

  Objectives of Our Executive Compensation Program and Impact of the Transaction

        The objectives of our executive compensation program have historically been to:

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

        While these objectives remained important to us during the 2016 fiscal year, our ability to provide certain elements of compensation to our named executive officers was impacted by the impending Transaction. The Merger Agreement generally states that following the execution of that agreement on June 14, 2015, we were restricted from granting equity-based compensation awards or other incentive compensation awards that were not already outstanding as of that date. Due to the terms of the Merger Agreement, we did not grant equity-based compensation awards to any of the named executive officers during the 2016 fiscal year. The Merger Agreement also stated that our employees, including the named executive officers, generally could not receive an increase in compensation or employee benefits following the signing date of the Merger Agreement. As we had already put our annual cash bonus program in place prior to signing the Merger Agreement, the named executive officers remained eligible to receive potential bonuses under the STIP described below. The compensation restrictions set forth in the Merger Agreement will remain in place until the Transaction is completed (or the termination of the Transaction), therefore our ability to implement our historical compensation program objectives were somewhat limited by the terms of the Merger Agreement during the 2016 fiscal year, and could continue to be limited following the 2016 fiscal year depending upon the closing date or the termination date of the Transaction, as applicable.

  Setting Executive Compensation

        Our manager and our board, as its delegate, historically have managed our operations and activities and made decisions on our behalf. While our board has been delegated the authority to oversee our operations from our manager, our board has established a compensation committee to determine and set compensation practices or to make recommendations to the full board regarding compensation matters that the board has reserved final authority over, as applicable. Our Chairman, President and Chief Executive Officer is also consulted by the compensation committee and the full board regarding the compensation of the named executive officers other than himself. The compensation of each of our named executive officers for the 2016 fiscal year was originally determined and implemented solely by our compensation committee. As noted above, following our entry into the Merger Agreement, compensation decisions for the named executive officers were dictated by the terms of the Merger Agreement.

        Effective July 1, 2015, certain of our named executive officers spend a portion of their professional time providing services to a related entity, Mainline Energy Partners LLC ("Mainline"), under a Management Services Agreement. Pursuant to the Management Services Agreement, Mainline is obligated to provide reimbursement to us or our subsidiaries for a portion of the compensation and benefit expenses incurred by us and our subsidiaries associated with the named executive officers' services, but Mainline does not provide any additional compensation to the applicable named executive officers and the Management Services Agreement has not impacted the compensation levels or compensation decisions that we make regarding the applicable named executive officers. The compensation disclosures contained herein, including the executive compensation tables that follow this Compensation Discussion and Analysis, reflect the full amount of compensation we provide to our named executive officers with no reduction for any amounts reimbursed by Mainline. For more information regarding the Management Services Agreement, please see "Certain Relationships and Related Party Transactions" below.

        Our board and the compensation committee each holds the authority to engage an outside compensation consultant if it appears at any time that such assistance would be appropriate. Our compensation committee has formally engaged Frederic W. Cook and Co., Inc. ("FW Cook"), an outside compensation consultancy, to provide advice regarding our overall compensation structure, including short term and long term compensation. Although we did not seek any advice from FW Cook with respect to the 2016 fiscal year, the compensation of our named executive officers for fiscal 2016 remained substantially the same as the compensation provided to them for fiscal 2015, as a result of and subject to the compensation restrictions set forth in the Merger Agreement, and FW Cook did provide executive compensation advice to our compensation committee for the 2015 fiscal year. The compensation committee determined that the services provided by FW Cook to the compensation committee during the 2015 fiscal year did not give rise to any potential conflicts of interest. The compensation committee made this determination by assessing the independence of FW Cook under the six independence factors adopted by the SEC and incorporated into the New York Stock Exchange Corporate Governance Listing Standards.

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

  Elements of Compensation

        The compensation program established by the compensation committee, in conjunction with FW Cook, for the 2016 fiscal year was implemented effective April 1, 2015. For the 2016 fiscal year, the compensation program for our named executive officers was comprised of the following key elements:

  •
  base salary;

  •
  discretionary cash bonus awards; and

  •
  retirement, health and welfare and related benefits.

        Although we did not grant equity-based incentive awards to the named executive officers during the 2016 fiscal year due to the restrictions set forth in the Merger Agreement, the named executive officers continue to hold outstanding equity-based awards that were granted in previous years under the

PUPP and the Niska Gas Storage Partners LLC 2010 Long Term Incentive Plan (the "LTIP") and pursuant to arrangements with Niska Holdings, all of which are described in greater detail below.

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

        For the 2016 fiscal year, the compensation committee determined that in light of the prior year's financial results and the challenging economics of the market over the past year, the annual base salaries for the named executive officers would remain at the rates that were approved for the 2015 fiscal year. The 2015 and 2016 fiscal year salaries were as follows:

Name	2015 and 2016 Fiscal Year Base Salary
(in U.S. dollars)
William H. Shea, Jr.	$400,000
Vance E. Powers	$298,700
Mark D. Casaday	$320,000
Rick J. Staples(1)	$247,815
Robert B. Wallace	$257,680
Bruce D. Davis, Jr.(2)	$257,680

(1)
As a Canadian-based executive, Mr. Staples' base salary was set as $324,450 CDN for the 2015 and 2016 fiscal years. The amount set forth in the table above reflects conversion to U.S. dollars based on an exchange rate of 0.7638 for the 2016 fiscal year.

(2)
Mr. Davis was terminated from his position of Vice President and Chief Administrative Officer on July 31, 2015.

        The base salary amounts paid to our named executive officers for the 2016 fiscal year are set forth in the "Salary" column of the Summary Compensation Table for 2016. As the compensation restrictions set forth in the Merger Agreement have not yet lapsed, we have not made any base salary increases for any of the named executive officers following the end of the 2016 fiscal year.

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

        The annual cash bonus award targets for the 2016 fiscal year were communicated to our named executive officers pursuant to our Short Term Incentive Plan ("STIP"). While the ultimate amount of any cash bonus paid to our named executive officers under the STIP is determined at the discretion of our compensation committee, the STIP awards are tied to the achievement of company financial and non-financial performance targets and a target bonus amount for each officer. The company performance targets and each officer's target bonus amount are established by the compensation committee each year and act as guidelines for determining the amount of the bonus that may be paid to the named executive officer for that year.

        We communicate the target bonus amount to our named executive officers as a certain percentage of their base salary, clearly noting that company performance on certain financial and non-financial performance targets may significantly impact what percentage of the target bonus amount is actually paid. For the 2016 fiscal year, the target bonus amounts for the named executive officers were set as follows:

Name	Target Bonus Amount
(in U.S. dollars)
William H. Shea, Jr.	$400,000
Vance E. Powers	$179,220
Mark D. Casaday	$240,000
Rick J. Staples(1)	$185,860
Robert B. Wallace	$193,260
Bruce D. Davis, Jr.(2)	$193,260

(1)
As a Canadian-based executive, Mr. Staples' target bonus amount set forth above reflects conversion to U.S. dollars based on an exchange rate of 0.7638.

(2)
Mr. Davis was terminated from his position of Vice President and Chief Administrative Officer on July 31, 2015.

        The company performance metrics for the 2016 fiscal year STIP were a combination of financial (weighted at ninety percent (90%)) and non-financial measures (weighted at ten percent (10%)). The target goals for each company performance metric are based on internal company target goals and may be adjusted throughout the year by the compensation committee as determined appropriate upon the advice of the management team. The compensation committee has broad discretion to vary or modify any particular performance goals, which may vary between performance goals and participants.

        Financial Measure.    For the 2016 fiscal year, the company financial performance metric was net earnings before interest, income taxes, depreciation and amortization, unrealized risk management gains and losses, foreign exchange gains and losses, unrealized inventory impairment write downs, gains and losses on asset disposition, asset impairments and other income, or "Adjusted EBITDA." We believe that paying a bonus tied to our Adjusted EBITDA aligns the interests of our executives with those of our unitholders and motivates them to provide a high level of performance for us. Generally, in order for there to be any payout under the STIP for the 2016 fiscal year (including any payout with respect to the non-financial measures component of the STIP described below), we must first meet a minimum performance threshold of eighty-seven percent (87%) of the Adjusted EBITDA target set for the year (the "Threshold"). If we achieve the Adjusted EBITDA Threshold for the year, the payout for this component of the STIP is expected to equal fifty percent (50%) of the officer's target bonus amount attributable to the company financial measure component; if we achieve one hundred percent (100%) of the Adjusted EBITDA target set for the year, the payout for this component of the STIP is expected to equal one hundred percent (100%) of the officer's target bonus amount attributable to the company financial measure component; and if we achieve one hundred thirteen percent (113%) of the Adjusted EBITDA target set for the year, the payout for this component of the STIP is expected to equal two hundred percent (200%) of the officer's target bonus amount attributable to the company financial measure component. The achievement of the company financial performance goal between these levels will be determined using straight line interpolation.

        Non-Financial Measures.    For the 2016 fiscal year, the company non-financial performance metrics were:

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

        Following the end of the 2016 fiscal year, the compensation committee determined that we had not achieved the Adjusted EBITDA Threshold for the 2016 fiscal year. As a result, even though we met the target level of achievement for each of the four non-financial measures, no payout under the STIP was earned with respect to the company performance metrics for the 2016 fiscal year. The compensation committee then considered the totality of the circumstances and determined that there were no compelling reasons to exercise its discretion to adjust the percentage of the respective target bonus amounts that each named executive officer would receive based on our company's performance on the financial and non-financial measures for the 2016 fiscal year. Therefore, the total payout to each named executive officer under the STIP for the 2016 fiscal year was 0% of the officer's respective target bonus amount, and no payments were made to the named executive officers with respect to annual cash bonus awards under the STIP for the 2016 fiscal year.

  Long Term Equity-Based Incentives

        Pursuant to the restrictions set forth in the Merger Agreement, we did not grant equity-based incentive awards to the named executive officers during the 2016 fiscal year. However, the named executive officers currently hold outstanding equity-based awards that were granted in previous years under the PUPP and the Niska Gas Storage Partners LLC 2010 Long Term Incentive Plan (the "LTIP") and pursuant to arrangements with Niska Holdings. The description provided below is intended to provide background information solely for awards granted prior to the 2016 fiscal year.

        Phantom Unit Performance Plan ("PUPP").    We adopted the PUPP on March 24, 2011, and the PUPP plan document is filed as Exhibit 10.1 to our Form 8-K filed with the SEC on March 30, 2011. The PUPP is a long-term phantom unit plan for our employees and certain directors. A principal purpose of the PUPP is to further align the interests of participants, including our named executive officers, with the interests of our unitholders by providing for the grant of phantom unit awards. A phantom unit is a notional unit granted under the PUPP that represents the right to receive an amount equal to the value of a common unit of the Company (a "Unit"), following the satisfaction of certain time- and/or performance-based criteria. On June 7, 2012, the board approved an amendment to the PUPP to waive the minimum quarterly distribution requirement for PUPP awards.

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

        In previous years we have typically granted PUPP awards to the named executive officers and certain other key employees each fiscal year. For the 2015 fiscal year, the compensation committee determined that one hundred percent (100%) of a named executive officer's total target annual PUPP award would be based solely on time-based vesting conditions (a "time-based PUPP award"). Although in past fiscal years a portion of the total target annual PUPP awards to the named executive officers was also based upon performance-based vesting conditions (a "performance-based PUPP award"), the compensation committee determined that time-based PUPP awards were appropriate for the 2015 fiscal year in order to retain executive talent under challenging industry conditions and to align executives' interests with those of our unitholders. In addition, while PUPP awards granted in prior years provide for settlement in the form of a cash payment, the PUPP awards for the 2015 fiscal year will be settled upon vesting in our Units (granted pursuant to the LTIP) in order to create further alignment with our unitholders and to preserve available cash. Please see "—Unit Ownership Requirements" below for a discussion of certain Unit ownership guidelines adopted during the 2015 fiscal year and applicable to our named executive officers.

        Time- and performance-based PUPP awards that have been granted in previous years are typically measured over a full three-year time period, except for awards granted during the three-year ramp-in period following the adoption of the PUPP (the 2014 fiscal year being the last year of this period). With respect to the time-based PUPP awards made during the 2015 fiscal year, the awards will cliff vest in three years from the date of grant and will accumulate distribution equivalent rights ("DERs") from the date of grant until payout at vesting, in each case, subject to continued employment by the named executive officer. The compensation committee has broad discretion to vary or modify any particular performance goals applicable to any performance-based PUPP awards, which may vary between performance goals and participants.

        The performance-based PUPP awards granted to the named executive officers for the years prior to the 2015 fiscal year vest and are earned based upon our relative TUR measured at the end of each annual performance period in the three-year vesting period. For annual performance periods ending after April 1, 2014, the compensation committee moved from measuring TUR verses the designated performance peer group to measuring TUR against the Alerian Natural Gas MLP Index. If we rank below the thirty-third percentile (33%) at the end of an annual performance period, the applicable portion of the performance-based PUPP awards will not vest. If we rank at the thirty-third percentile (33%) or above, a certain percentage of the applicable portion of the performance-based PUPP awards will vest in accordance with the following chart:

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

        The previously granted PUPP awards include distribution equivalent rights or DERs. During the period the PUPP award is outstanding, any distribution that we pay to unitholders generally will also be credited to the participant in the form of additional PUPP awards. The number of additional phantom units to be credited to a participant's PUPP account will be determined by dividing the full amount of the distribution we would have made to the participant if the phantom units were non-restricted Units, by the fair market value of a Unit on the payment date of any distribution.

        Portions of the performance-based PUPP awards granted in the 2013 and 2014 fiscal years during the ramp-in period described above may become eligible to vest at the end of certain annual performance periods, including at the end of the 2016 fiscal year. Upon reviewing the relative TUR performance of our company for the 2016 fiscal year, the compensation committee determined that, with respect to the applicable portion of the performance-based PUPP awards granted in the 2013 and 2014 fiscal years, we did not achieve the threshold performance level and therefore these portions of the performance-based PUPP awards have been forfeited.

        2010 Long Term Incentive Plan.    We adopted the LTIP in connection with our initial public offering. This plan provides for the grant of unit options, unit appreciation rights, restricted units, phantom units, unit awards, performance or incentive awards and other unit-based awards. Due to certain adverse tax consequences that may accompany the grant of an award that is settled in actual Units to Canadian citizens, this plan is largely reserved for grants of awards to our employees, consultants and directors who are United States citizens, but the LTIP may also be used to settle PUPP awards in the form of our Units rather than cash.

        Niska Predecessor Class B Units.    In 2006, Niska Predecessor issued Class B Units to some of our employees, including the named executive officers then employed by us. The Class B Units represented profits interests in Niska Holdings, and entitle the holders to share in distributions by Niska Holdings once the Class A Units in Niska Predecessor have received distributions equal to their contributed capital plus an 8% rate of return. As of March 31, 2010, the risk of forfeiture had lapsed on all of the Class B Units upon the completion of the time limitations or the achievement of the performance conditions associated with the units, as applicable, and certain of our named executive officers continue to hold these vested units and may receive certain distributions with respect to these awards. No grants of Class B Units occurred during the 2016 fiscal year. The Class B Units are equity interests in Niska Holdings and do not relate directly to our Units, and our company is not responsible for making any payments, distributions or settlements to any holder relating to the Class B Units.

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

        Retirement and Pension Benefits.    Our registered retirement savings plan, or RRSP Plan/Non-Registered Employee Savings Plan, provides Canadian resident employees, including certain of our named executive officers, with an opportunity to participate in a retirement savings plan. This plan is a Canadian retirement plan with features similar to a 401(k) plan or an individual retirement account administered in the United States. Our employees, including our named executive officers who are

Canadian citizens, are allowed to contribute their own funds, and we will, regardless of an employee's own contribution level, contribute 8% of an employee's base salary into the employee's RRSP Plan account, as well as make discretionary employer contributions on their behalf from time to time. Our named executive officers who are United States citizens are eligible to participate in a U.S. 401(k) plan, which allows each participant to contribute his own funds to his plan account, and the company provides up to a 5% match to the plan on his behalf. Further, in addition to this matching contribution, the company also provides a 6% contribution regardless of any employee contribution.

        Perquisites.    We provide our named executive officers with certain perquisites that we believe are in line with industry standards, as well as with benefits and perquisites similar to those provided by members of the Peer Group within our geographic region, and which we believe are necessary to remain competitive with regard to overall executive compensation. During the 2016 fiscal year, certain of our named executive officers received additional payments to be applied to expenses for home computers, club memberships (including memberships to industry organizations) and other personal expenses, as well as a monthly automobile allowance and paid parking at our office facilities.

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

        We did not have employment agreements with any of our other named executive officers during the 2016 fiscal year. However, the PUPP awards granted to each named executive officer during the 2015 fiscal year and prior fiscal years contain termination and change of control provisions. With respect to the outstanding PUPP awards, we have provided severance and change in control protections to serve as a retention tool. In connection with the Transaction, we have also entered into a retention plan that could impact the vesting and settlement provisions of the PUPP awards for certain Canadian-based named executive officers, described in greater detail below.

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

        In connection with his termination of employment on July 31, 2015, Mr. Davis entered into a Separation Agreement and General Release of Claims (the "Separation Agreement") with us, pursuant to which he received the same payments to which he would be entitled upon an involuntary termination of his employment without cause under his employment agreement, in exchange for a release of all claims against us and our affiliates. Mr. Davis also entered into an Agreement Regarding Niska Gas

Storage Partners LLC Phantom Unit Performance Plan Awards (the "PUPP Award Payment Agreement") that addresses the outstanding PUPP awards that Mr. Davis held at the time of his termination of employment. Additional information regarding the Separation Agreement and the PUPP Award Payment Agreement with Mr. Davis is also provided below under "Executive Compensation—Potential Payments Upon Termination and Change in Control."

  Retention Plan

        We adopted the Niska Gas Storage Partners LLC Transaction Incentive and Retention Bonus Plan (the "Retention Plan") on June 14, 2015 in connection with the signing of the Merger Agreement. The Retention Plan may impact outstanding PUPP awards granted to certain employees, including Canadian-based executive officers such as Mr. Staples. The named executive officers other than Mr. Staples were specifically excluded from participating in the Retention Plan.

        The Retention Plan will provide each participant with the opportunity to receive two retention awards: a cash retention payment (described further below) and a PUPP award carryover amount. The PUPP award carryover amount is a cash award that will be based upon the number of time-based phantom units that a participant holds at the time of the closing of the Transaction. The number of PUPP awards held by Mr. Staples that may be impacted by the Retention Plan will be determined at the time of the closing of the Transaction. If a phantom unit held by a Retention Plan participant is subject to performance-based vesting criteria, the phantom unit will be forfeited without consideration at the closing of the Transaction. In other words, if a participant does not hold any time-based phantom units at the time that the Transaction closes, they will not receive a PUPP award carryover amount in the Retention Plan. However, if the participant holds a phantom unit that is subject to time-based vesting criteria at the time of the closing of the Transaction, the phantom unit will be forfeited at the closing, but the participant will receive a cash amount in the Retention Plan that will be equal to the number of time-based vesting phantom units the participant holds immediately prior to the closing of the Transaction, multiplied by the per unit cash value of the consideration that regular Unit holders will receive in connection with the closing of the Transaction ($4.225). The PUPP award carryover account, if any, will be governed by the terms of the Retention Plan rather than the PUPP or the LTIP, but it will be subject to the same terms and conditions as those imposed upon the outstanding time-based PUPP awards that were forfeited at the closing, including vesting and payment schedules.

        The Retention Plan will also provide participants with an opportunity to receive a separate cash-based retention award that is not tied to the PUPP awards. This cash retention amount will vest on the first to occur of the closing of the Transaction or the termination date of the Merger Agreement, subject to the participant remaining continuously employed until the applicable vesting date. However, the cash retention amount would also become vested in the event that the employee is terminated without cause at any time between the date that is sixty days prior to the date of the closing of the Transaction and the actual closing date. The cash retention amount that Mr. Staples will be eligible to earn under the Retention Plan is $195,886.69. All cash payments (including cash payments related to the conversion of PUPP awards) will be converted to Canadian currency for any Canadian residents at the time of payment based on the average exchange rate between the U.S. and Canada for the thirty day period immediately prior to the date of the applicable conversion.

        For additional details regarding the potential payments that Mr. Staples may receive pursuant to the Retention Plan, please see the section below titled "Executive Compensation—Potential Payments Upon Termination and Change in Control."

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

        Compliance with the Ownership Guidelines was initially determined based upon each executive officer's base salary in effect on the Effective Date and the closing price of the Units on the New York Stock Exchange on March 31, 2015. Thereafter, a redetermination shall be made every year on March 31, based upon (i) the average of each executive officer's base salary for the determination period and (ii) the average of the high and low closing prices of the Units on the New York Stock Exchange on March 31 of the calendar year in which the redetermination is made.

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

  Summary Compensation for Years Ended March 31, 2016, 2015 and 2014

        The year "2014" refers to the fiscal year beginning April 1, 2013 and ending March 31, 2014; the year "2015" refers to the fiscal year beginning April 1, 2014 and ending March 31, 2015; and the year "2016" refers to the fiscal year beginning April 1, 2015 and ending March 31, 2016. With respect to Canadian-based named executive officers, compensation was paid primarily in Canadian dollars but is reported in U.S. dollars in the tables and footnotes that follow. An exchange rate of (i) 0.9497 U.S. dollars for each Canadian dollar was used for 2014 amounts (the average exchange rate for the period as reported by the Bank of Canada), (ii) 0.8805 U.S. dollars for each Canadian dollar was used for 2015 amounts (the average exchange rate for the period as reported by the Bank of Canada), and (iii) 0.7638 U.S. dollars for each Canadian dollar was used for 2016 amounts (the average exchange rate for the period as reported by the Bank of Canada). Amounts reported as "Option Awards" in the tables and footnotes that follow relate to Class D Units in Niska Holdings that do not relate directly to our Units and for which our company is not responsible for making any payments, distributions or settlements.

Name and Principal Position	Year Covered	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
William H. Shea, Jr.	2016	400,000	0	—	—	57,153	457,153
Chairman, President and Chief	2015	360,769	0	1,901,854	344,904	43,079	2,650,606
Executive Officer
Vance E. Powers	2016	298,700	0	—	—	55,982	354,682
Chief Financial Officer	2015	298,700	0	624,003	—	100,698	1,023,401
	2014	290,000	282,750	435,000	—	90,447	1,098,197
Mark D. Casaday	2016	320,000	0	—	—	43,194	363,194
Chief Operating Officer	2015	288,615	0	755,385	344,904	25,290	1,414,194
Rick J. Staples(5)	2016	247,815	0	—	—	46,803	294,618
Executive Vice President and	2015	285,678	0	665,265	—	53,685	1,004,628
Chief Commercial Officer	2014	299,156	364,596	747,889		57,117	1,468,758
Robert B. Wallace	2016	257,680	0	—	—	35,677	293,357
Vice President, Finance and	2015	232,407	0	665,260	197,088	21,716	1,116,471
Corporate Development
Bruce D. Davis, Jr.(6)	2016	85,893	0	164,570	—	567,948	818,411
Former Vice President, Chief	2015	232,407	0	665,260	98,544	21,690	1,017,901
Administrative Officer

(1)
As described above under "Compensation Discussion and Analysis—Elements of Compensation—Discretionary Bonus Awards," we did not attain the Adjusted EBITDA Threshold for the 2016 fiscal year and the compensation committee, after considering the totality of the circumstances, determined not to make any payments to our named executive officers with respect to the discretionary annual cash bonus awards under the STIP for the 2016 fiscal year.

(2)
Amounts reported as "Unit Awards" for 2015 and 2014 represent the grant date fair value of phantom unit awards under the PUPP determined in accordance with FASB ASC Topic 718, rather than the amounts that may actually be paid to each named executive officer upon vesting and settlement of an award. Pursuant to SEC rules, the amounts shown exclude the effect of estimated forfeitures and, with respect to the performance-based PUPP awards, are based upon the probable outcome of the associated performance conditions at the grant date. Additional details regarding the calculation of the value reported for phantom unit awards under the PUPP are included in Note 15 of the Notes to our Consolidated Financial Statements. Although PUPP awards are reported as "Unit Awards" above when granted, any PUPP awards granted prior to the 2015 fiscal year are settled, if at all, in cash payments rather than actual Units.

The treatment of the phantom unit awards previously granted to Mr. Davis in fiscal 2015 (the full FASB ASC Topic 718 grant date fair value of which was reported in the "Unit Awards" column for 2015) in connection with his termination of employment on July 31, 2015 resulted in a modification charge with respect to those awards under FASB ASC Topic 718. As a result, in accordance with SEC rules, amounts reported in the "Unit Awards" column for Mr. Davis for 2016 reflect the associated incremental fair value of the awards, computed as of the modification date in accordance with FASB ASC Topic 718. This same amount is also discussed below under "Grants of Plan Based Awards" and the value realized with respect to the portion of such awards that was settled in connection with his termination of employment is reflected in the "Options Exercised and Units Vested" table. However, none of our named executive officers, including Mr. Davis, received a grant of any equity-based incentive awards during the 2016 fiscal year due to the restrictions set forth in the Merger Agreement.

(3)
In connection with their respective appointments to serve as executive officers of our company, Messrs. Shea, Casaday, Davis and Wallace each received an award of Class D Units in Niska Holdings on May 7, 2014. The Class D Units are profits interests and represent actual (non-voting) equity interests in Niska Holdings that have no value for tax purposes on the date of grant but entitle the holders to share in distributions by Niska Holdings once a specified rate of return has been received by Class A holders of Niska Holdings. The Class D Units vest over a five-year period, generally subject to the holder's continued employment with the company, Niska Holdings or one of their respective subsidiaries. We believe that, despite the fact that the Class D Units do not require the payment of an exercise price, these awards are most similar economically to stock options and, as such, they are properly classified as "options" for purposes of the SEC's executive compensation disclosure rules under the definition provided in Item 402(a)(6)(i) of Regulation S-K since these awards have "option-like features." The amounts reflected in the "Option Awards" column report the value, determined as of the grant date under FASB ASC Topic 718, of the Class D Units, which for accounting purposes are treated as profits interest awards subject to a service condition, and do not reflect the amounts, if any, that may actually be distributed to holders of the Class D Units. Further information regarding the assumptions used in the valuation of these awards is included in Note 15 of the Notes to our Consolidated Financial Statements. However, as equity interests in Niska Holdings, the Class D Units do not relate directly to our Units and our company is not responsible for making any payments, distributions or settlements to any holder relating to the Class D Units. Niska Holdings is solely responsible for making all payments, distributions and settlements to all holders relating to the Class D Units.

(4)
Amounts disclosed in the "All Other Compensation" column for the 2016 fiscal year consist of the following items and amounts:

Executive Officer	Employer Contributions to RRSP or 401(k) Plan ($)	Parking and Vehicle Allowance ($)	Misc Allowance ($)	Canadian Pension Plan and Employment Insurance ($)	Social Security ($)	Medicare ($)	Workers Comp Contributions ($)	Severance Payments ($)(a)	Total ($)
William H. Shea, Jr.	43,999	—	—	—	7,347	5,807	—	—	57,153
Vance E. Powers	31,612	—	12,000	—	6,780	5,590	—	—	55,982
Mark D. Casaday	31,200	—	—	—	7,347	4,647	—	—	43,194
Rick Staples	19,825	14,588	9,324	2,832	—	—	234	—	46,803
Robert B. Wallace	24,587	—	—	—	7,347	3,743	—	—	35,677
Bruce D. Davis, Jr.	9,448	—	—	—	3,364	8,715	—	546,421	567,948

(a)
In connection with his termination of employment on July 31, 2015, Mr. Davis received the payments to which he was entitled upon an involuntary termination without cause under his employment agreement dated May 7, 2014. These payments consisted of (i) a severance payment in the aggregate amount of $515,360, less applicable taxes, withholdings and any other legal standard deductions, and (ii) $31,061 in health insurance premium costs for COBRA continuation coverage during fiscal 2016 under our group health care plan for the period August 2015 through March 2016, which were paid by us on Mr. Davis's behalf. In addition, 19,868 PUPP phantom units held by Mr. Davis became vested upon his termination of employment and were settled in the form of common units. Mr. Davis' 28,478 remaining PUPP phantom units will vest upon the closing of the Transaction. The treatment of these phantom unit awards in connection with Mr. Davis's termination of employment resulted in a modification charge with respect to those awards under FASB ASC Topic 718. See note (2) to the "Summary Compensation Table" above for more information. All unvested Class D Units held by Mr. Davis were forfeited upon his termination of employment and his vested Class D Units were repurchased by Niska Holdings for $0.00.
(5)
Mr. Staples is one of our Canadian-based executive officers. Canadian-based executives are paid primarily in Canadian dollars; however, compensation is reported in the Summary Compensation Table in U.S. dollars in accordance with the exchange rates described in the paragraph preceding the table.

(6)
Mr. Davis was terminated from his position of Vice President and Chief Administrative Officer on July 31, 2015.

  Grants of Plan-Based Awards

        We did not grant any plan-based awards, including any PUPP awards, during the 2016 fiscal year, and none of our named executive officers received any grants of plan-based awards for services provided to us during the 2016 fiscal year from any other entity. Please see "Compensation Discussion and Analysis—Objectives of Our Executive Compensation Program and Impact of the Transaction" for additional information regarding our compensation program for the 2016 fiscal year.

        The treatment of the phantom unit awards previously granted to Mr. Davis in fiscal 2015 (the full FASB ASC Topic 718 grant date fair value of which was reported in the "Unit Awards" column of the "Summary Compensation Table" for 2015) in connection with his termination of employment on July 31, 2015 resulted in a modification charge with respect to those awards under FASB ASC Topic 718. As a result, in accordance with SEC rules, amounts reported in the "Unit Awards" column of the "Summary Compensation Table" for Mr. Davis for 2016 reflect the associated incremental fair value of the awards, computed as of the modification date in accordance with FASB ASC Topic 718. The value realized with respect to the portion of such awards that was settled in connection with his termination of employment is reflected in the "Options Exercised and Units Vested" table.

  Narrative Description to Summary Compensation Table and Grants of Plan-Based Awards

        A discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table for the 2016 fiscal year is provided above under "Compensation Discussion and Analysis."

  Outstanding Equity Awards as of Fiscal Year-End March 31, 2016

        The table below reflects the outstanding phantom unit awards under the PUPP that each of our named executive officers held as of March 31, 2016. In addition, it reflects the number of outstanding Class D Units in Niska Holdings held by certain named executive officer as of March 31, 2016. Class D

Units in Niska Holdings do not relate directly to our Units and our company is not responsible for making any payments, distributions or settlements related to the Class D Units.

	Option Awards(1)
	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Unexercisable (#)
					Unit Awards
			Option Exercise Price ($)
Name				Option Expiration Date	Number of Time-based Units That Have Not Vested (#)(2)	Market Value of Units That Have Not Vested ($)(3)
William H. Shea, Jr.	112,000	168,000	n/a	n/a	138,210	$496,174
Vance E. Powers	—	—			51,335	$184,293
Mark D. Casaday	112,000	168,000	n/a	n/a	54,896	$197,077
Rick J. Staples	—	—			54,730	$196,481
Robert B. Wallace	64,000	96,000	n/a	n/a	48,346	$173,662
Bruce D. Davis, Jr.	—	—			28,478	$102,236

(1)
Reflects Class D Units in Niska Holdings, which became vested as to 20% of the total award on May 6, 2015 and vests as to 5% of the total award on the last day of each June, September, December and March during the period commencing on June 30, 2015 and ending on March 31, 2019, generally subject to the holder's continued employment with the company, Niska Holdings or one of their respective subsidiaries. Awards reflected as "Unexercisable" are Class D Units that have not yet vested. All unvested Class D Units previously held by Mr. Davis were forfeited upon his termination of employment on July 31, 2015 and his vested Class D Units were repurchased by Niska Holdings for $0.00.

(2)
All outstanding time-based PUPP awards will be settled, if at all, in Units. Assuming that all time-based vesting conditions are met for the awards, the time-based PUPP awards granted to the named executive officers during the 2015 fiscal year cliff vest on March 31, 2017. As of March 31, 2016, the named executive officers held the following numbers of these units:

(a)
Mr. Shea held 138,210 units, including 13,580 additional phantom units credited following the date of grant pursuant to DERs;

(b)
Mr. Powers held 51,335 units, including 5,044 additional phantom units credited following the date of grant pursuant to DERs;

(c)
Mr. Casady held 54,896 units, including 5,395 additional phantom units credited following the date of grant pursuant to DERs;

(d)
Mr. Staples held 54,730 units, including 5,378 additional phantom units credited following the date of grant pursuant to DERs; and

(e)
Mr. Wallace held 48,346 units, including 4,751 additional phantom units credited following the date of grant pursuant to DERs.

As of March 31, 2016, Mr. Davis held 28,478 remaining units that will vest upon the closing of the Transaction.

(3)
In accordance with SEC rules, the values reported in this column are calculated by multiplying the closing price of our Units on March 31, 2016 ($3.59), by the number of outstanding time-based PUPP awards reported in the table above.

  Option Exercises and Units Vested

        The table below reflects the number of time-based PUPP awards that vested during the 2016 fiscal year. The named executive officers did not hold any options to purchase our Units during the 2016 fiscal year, and no performance-based PUPP awards became vested during the 2016 fiscal year because we did not achieve the threshold performance level. Therefore, all remaining outstanding portions of previously awarded performance-based PUPP awards have been forfeited.

        While certain named executive officers hold Class D Units, which are profits interests in Niska Holdings, a portion of which vested during the 2016 fiscal year, no payments or distributions were made with respect to any Class D Units during the 2016 fiscal year.

Name	Number of Units Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
William H. Shea, Jr.	—	—
Vance E. Powers	35,827	$93,758
Mark D. Casaday	—	—
Rick J. Staples	57,788	$155,168
Robert B. Wallace	—	—
Bruce D. Davis, Jr.	19,868	$66,756

(1)
The phantom units held by Mr. Powers and Mr. Staples that vested during the 2016 fiscal year (including 8,595 and 13,632 additional phantom units, respectively, credited following the date of grant pursuant to DERs) were settled in cash payments rather than actual Units. The 19,868 phantom units held by Mr. Davis that became vested upon his termination of employment were settled in the form of Units.

(2)
In accordance with SEC rules, the amounts reported in the "Value Realized on Vesting" column above were calculated using the closing price of our Units on the applicable vesting date, which was (a) April 24, 2015 ($2.06), with respect to 22,785 phantom units held by Mr. Powers and 34,177 phantom units held by Mr. Staples; (b) March 31, 2016 ($3.59), with respect to 13,042 phantom units held by Mr. Powers and 23,611 phantom units held by Mr. Staples; and (c) July 31, 2015 ($3.36), with respect to the phantom units held by Mr. Davis. However, the award agreements require that we settle the awards held by Mr. Powers and Mr. Staples in cash using the average closing price of our Units during the 30-day period preceding the applicable settlement date. As result, Messrs. Powers and Staples actually received $89,170 and $147,923, respectively, with respect to the phantom units reported in this table.

  Pension Benefits

        We do not maintain or sponsor a defined benefit pension plan for our named executive officers.

  Nonqualified Deferred Compensation

        We do not maintain or sponsor a nonqualified deferred compensation plan for our named executive officers.

  Potential Payments Upon Termination or Change in Control

        PUPP.    The phantom units that we granted to each of our named executive officers under the PUPP during 2015 and prior fiscal years contain certain termination and change in control benefits. The PUPP participants must generally be providing services to us or one of our affiliates on an applicable vesting date in order for their award to vest, but in the event of a PUPP participant's death, "disability," "retirement," or termination of employment without "cause" (each quoted term as defined below), an unvested phantom unit will vest on a pro rata basis by taking into account the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award.

        If we incur a "change in control" and the participant also is terminated by us (or the successor entity) other than for cause or the participant resigns as a result of a "constructive dismissal" (each quoted term as defined below), then all unvested phantom units will vest.

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

        Other than with respect to Mr. Davis (whose employment actually terminated during the 2016 fiscal year and whose actual related payments are discussed below under "—Termination Benefits to Mr. Davis"), the table below shows the estimated value of the acceleration of the phantom units that each officer would have received upon certain terminations of employment. For purposes of the table below we have assumed that the termination of employment occurred on March 31, 2016 and our common units were valued at $3.59 (the closing price of a common unit on March 31, 2016). The actual amount that any named executive officer will receive with respect to his phantom units, however, can only be determined upon an actual termination of employment.

Name	Termination of Employment Due to Death, Disability, Retirement, or our Termination of the Executive without Cause ($)(1)	Termination of Employment without Cause, or due to a Constructive Dismissal, in Connection with a Change in Control ($)(2)
William H. Shea, Jr.	$235,217	$496,174
Vance E. Powers	$87,366	$184,293
Mark D. Casaday	$93,426	$197,077
Rick J. Staples	$93,143	$196,481
Robert B. Wallace	$82,279	$173,662

(1)
The amounts reflected in this column were calculated as a pro-rata portion of the number of units subject to the outstanding time-based PUPP awards calculated based upon the number of days of actual service provided to us or one of our affiliates versus the number of days in the entire vesting period for the award (such pro-rata portion of the number of units equal to: for Mr. Shea, 65,520; for Mr. Powers, 24,336; for Mr. Casaday, 26,024; for Mr. Staples, 25,945; and for Mr. Wallace, 22,919), multiplied by $3.59.

(2)
The amounts reflected in this column were calculated as the number of time-based PUPP awards reported for each named executive officer above in the "Outstanding Equity Awards as of Fiscal Year-End March 31, 2016" multiplied by $3.59.

        Employment Agreements.    On May 7, 2014, we entered into employment agreements with each of Messrs. Shea, Casaday, Davis and Wallace (the "Employment Agreements"). In addition, we entered into a similar Employment Agreement with Mr. Powers on June 5, 2015. Each Employment Agreement contains certain provisions regarding potential severance benefits. The Employment Agreements do not contain provisions regarding change in control benefits. We do not currently maintain any employment or similar agreements with any other named executive officers.

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

        In addition to the amounts noted above with respect to the phantom unit awards, if Messrs. Shea, Powers, Casaday, or Wallace terminated employment for good reason or were terminated by us without cause on March 31, 2016, the amounts shown in the table below are the estimated payments that would become due to each of Messrs. Shea, Powers, Casaday, and Wallace. The table below does not include payments or benefits that Messrs. Shea, Powers, Casaday, and Wallace would be entitled to receive regardless of the reason for the termination, including but not limited to: (i) accrued but unpaid base salary, (ii) accrued, but unused, vacation, (iii) accrued benefits under plans, programs and award agreements or (iv) any unreimbursed eligible expenses. Because Mr. Davis actually terminated employment during the 2016 fiscal year, the actual payments related to his termination are discussed below under "—Termination Benefits to Mr. Davis."

	Salary($)	COBRA($)(1)	Total($)
Mr. Shea	800,000	60,827	860,827
Mr. Powers	597,400	55,798	653,198
Mr. Casaday	640,000	66,797	706,797
Mr. Wallace	515,360	3,698	519,058

(1)
The amounts shown in this column assume that COBRA reimbursement will be provided for the maximum period of time (i.e., 18 months).

        Class D Units in Niska Holdings.    The Class D Units that were issued to Messrs. Shea, Casaday, and Wallace by Niska Holdings contain certain termination provisions but do not contain any provisions directly related to a change in control of our company. If the employment of one of the Class D Unit recipients is terminated by us without "cause" (including non-renewal of such recipient's employment agreement), by the recipient for "good reason" or due to death or "disability" (each quoted term as defined above under "Potential Payments Upon Termination or Change in Control—Employment Agreements"), then (i) the recipient shall forfeit, without consideration, all Class D Units that have not yet vested as of the date of termination and (ii) for a period of 180 days following termination, Niska

Holdings shall have the right (but not the obligation) to repurchase any or all of the vested Class D Units held by such recipient on the date of such termination at fair market value. As of March 31, 2016, 40% of the Class D Units held by Messrs. Shea, Casaday, and Wallace had vested. Thus, assuming a termination of employment on March 31, 2016 for one of the foregoing reasons, Messrs. Shea, Casaday, and Wallace would forfeit 60% of their Class D Units and Niska Holdings would have the right to repurchase the remaining 40% of the Class D Units that each officer retained at fair market value, which we estimate would be $0.00 as of March 31, 2016. All unvested Class D Units held by Mr. Davis were forfeited upon his termination of employment on July 31, 2015, and his vested Class D Units were repurchased by Niska Holdings for $0.00.

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

        Termination Benefits to Mr. Davis.    In connection with his termination of employment on July 31, 2015, Mr. Davis entered into a Separation Agreement and General Release of Claims (the "Separation Agreement") with us, pursuant to which he received the same payments to which he would be entitled upon an involuntary termination of his employment without cause under his employment agreement, in exchange for a release of all claims against us and our affiliates. These payments consisted of (i) a severance payment in the aggregate amount of $515,360, less applicable taxes, withholdings and any other legal standard deductions, and (ii) $31,061 in health insurance premium costs for COBRA continuation coverage during fiscal 2016 under our group health care plan for the period August 2015 through March 2016, which were paid by us on Mr. Davis's behalf. These cash payments are also included above in the "All Other Compensation" column of the Summary Compensation Table for 2016.

        Mr. Davis also entered into an Agreement Regarding Niska Gas Storage Partners LLC Phantom Unit Performance Plan Awards (the "PUPP Award Payment Agreement") that addresses the outstanding PUPP awards that Mr. Davis held at the time of his termination of employment. As described in the PUPP Award Payment Agreement, 19,868 PUPP phantom units held by Mr. Davis became vested upon his termination of employment and were settled in the form of common units. Mr. Davis' 28,478 remaining PUPP phantom units will vest upon the closing of the Transaction.

        Retention Plan.    We adopted the Niska Gas Storage Partners LLC Transaction Incentive and Retention Bonus Plan (the "Retention Plan") on June 14, 2015 in connection with the signing of the Merger Agreement. The Retention Plan may impact outstanding PUPP awards granted to certain employees, including Canadian-based executive officers such as Mr. Staples. The named executive officers other than Mr. Staples were specifically excluded from participating in the Retention Plan.

        The Retention Plan will provide each participant with the opportunity to receive two retention awards: a cash retention payment (described further below) and a PUPP award carryover amount. The PUPP award carryover amount is a cash award that will be based upon the number of time-based phantom units that a participant holds at the time of the closing of the Transaction. The number of PUPP awards held by Mr. Staples that may be impacted by the Retention Plan will be determined at the time of the closing of the Transaction. If a participant holds a phantom unit that is subject to time-based vesting criteria at the time of the closing of the Transaction, the phantom unit will be forfeited at the closing, but the participant will receive a cash account in the Retention Plan that will be equal to the number of time-based vesting phantom units the participant holds immediately prior to the closing of the Transaction, multiplied by the per unit cash value of the consideration that regular Unit holders will receive in connection with the closing of the Transaction ($4.225). The PUPP award carryover account, if any, will be governed by the terms of the Retention Plan rather than the PUPP or the LTIP, but it will be subject to the same terms and conditions as those imposed upon the outstanding time-based PUPP awards that were forfeited at the closing, including vesting and payment schedules. If the closing of the Transaction had occurred on March 31, 2016, Mr. Staples would have received a $231,234 cash payment in exchange for the 54,730 time-based phantom units held by him.

        The Retention Plan will also provide participants with an opportunity to receive a separate cash-based retention award that is not tied to the PUPP awards. This cash retention amount will vest on the first to occur of the closing of the Transaction or the termination date of the Merger Agreement, subject to the participant remaining continuously employed until the applicable vesting date. However, the cash retention amount would also become vested in the event that the employee is terminated without cause at any time between the date that is sixty days prior to the date of the closing of the Transaction and the actual closing date. The Retention Plan generally defines "cause" to mean (i) the occurrence of any act or omission by the participant that would qualify as an event of "cause" within the meaning of the definition of "cause" contained in any existing or future written employment agreement between the applicable participant and us, any of our subsidiaries, or their successors and assigns, (ii) the willful or negligent failure by the participant to substantially perform the participant's duties (other than any such failure resulting from a disability), (iii) the participant commits, or is convicted of or pleads no contest to, a felony or crime involving moral turpitude, (iv) the participant willfully engages in gross misconduct, (v) the participant violates our code of ethics conduct policy (or that of an affiliate), or (vi) the participant commits one or more significant acts of dishonesty as regards us or any affiliate. The cash retention amount that Mr. Staples will be eligible to earn under the Retention Plan is $195,886.69. All cash payments (including cash payments related to the conversion of PUPP awards) will be converted to Canadian currency for any Canadian residents at the time of payment based on the average exchange rate between the U.S. and Canada for the thirty day period immediately prior to the date of the applicable conversion.

  Risk Assessment

        Our compensation committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us.

        Our compensation philosophy and culture support the use of base salary and certain compensation awards that are generally uniform in design and in operation throughout our organization and with all levels of employees. These compensation policies and practices are centrally designed and administered, and are substantially identical between our business divisions. In addition, the following specific factors, in particular, reduce the likelihood of excessive risk-taking:

  •
  Our overall compensation levels are competitive with the market.

  •
  Our compensation mix is balanced among (i) fixed components like salary and benefits, and (ii) incentives that reward our overall financial performance and operational measures.

  •
  The compensation committee has discretion to reduce performance-based awards when it determines that such adjustments would be appropriate based on our interests and the interests of our unitholders.

  •
  Executive officers are subject to certain blackout periods, our insider trading policy and our Unit Ownership Guidelines.

Director Compensation

        Officers, employees or paid consultants and advisors of our manager or its affiliates who also serve as our directors do not receive additional compensation for their service as our directors. Directors who are not officers, employees or paid consultants and advisors of our manager or its affiliates ("Eligible

Directors") receive an annual cash retainer of $50,000 and receive an annual award of Units with a market value equal to $50,000, each subject to proration for partial years. In addition, Eligible Directors receive $1,500 for each board and committee meeting that they attend, other than with respect to conflicts committee meeting fees, which for 2016 were $2,500 per meeting. The chairpersons of our audit and compensation committees receive an additional annual fee of $15,000. Directors also receive reimbursement for out-of-pocket expenses associated with attending meetings of the board or committees and director and officer liability insurance coverage. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law. The elements and amounts of director compensation will remain the same for the 2017 fiscal year.

        As our Chief Executive Officer, Mr. Shea did not receive any compensation for his service on our board during the 2016 fiscal year and all compensation provided to Mr. Shea in connection with services he performs for us in any capacity is included in the Summary Compensation Table above. Other board members that served on our board during the 2016 fiscal year (i.e., Ralph Alexander, E. Bartow Jones, Andrew W. Ward, and Olivia C. Wassenaar) were not paid any compensation by us for their services as board members, as they are appointed and compensated by Riverstone, an affiliate of our manager. The compensation received by the Eligible Directors for their board service during the 2016 fiscal year, in U.S. dollars, is set forth below:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Total ($)
Michael J. Hennigan	127,589	50,861	178,450
James G. Jackson	123,500	50,861	174,361
Stephen C. Muther	126,500	50,861	177,361

(1)
The Eligible Directors had the option of participating in the Deferred Plan (described below) for the 2016 fiscal year, thus certain cash fees reported within this column were not actually received by the Eligible Directors due to the deferral of those amounts into the Deferred Plan. None of the Eligible Directors deferred any cash fees to the Deferred Plan for the 2015 calendar year. Messrs. Hennigan and Jackson also did not elect to defer any cash fees to the Deferred Plan for the 2016 calendar year; however, Mr. Muther deferred all cash fees for the 2016 calendar year. All Eligible Directors maintained an accumulated balance in the Deferred Plan as of the end of the 2016 fiscal year, but none of the Eligible Directors received above market earnings with respect to their respective accounts within the Deferred Plan for fiscal 2016. For these purposes, earnings are considered above market if they exceed 120% of the applicable federal long term rate, with compounding at the time the earnings rate under the plan is set.

(2)
Represents the aggregate grant date fair value of the fully vested Units granted to the Eligible Directors during the 2016 fiscal year, determined in accordance with FASB ASC Topic 718. On May 20, 2015, Messrs. Hennigan, Jackson and Muther each received 12,462 common units. On November 19, 2015, Messrs. Hennigan, Jackson and Muther each received 7,884 common units. As of March 31, 2016, none of the directors held any outstanding options or any outstanding, unvested equity awards.

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

        The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them as of May 24, 2016, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
Niska Sponsor Holdings Cooperatief U.A.(1)	20,488,525	53.93%	—	—	—
William H. Shea, Jr.	—	—
Vance E. Powers	2,000	*	—	—	—
Mark D. Casaday	—	—
Bruce D. Davis, Jr(2)	—	—
Rick J. Staples	—	—	—	—	—
Robert B. Wallace	—	—	—	—	—
Ralph Alexander	—	—
Michael J. Hennigan	30,918	*
James G. Jackson	43,173	*	—	—	—
E. Bartow Jones	—	—	—	—	—
Stephen C. Muther	49,258	*	—	—	—
Andrew W. Ward	—	—	—	—	—
Olivia Wassenaar	—	—
All directors and executive officers as a group (13 persons)	125,349	*	—	—	—

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

(2)
Mr. Davis was terminated from his position of Vice President and Chief Administrative Officer on July 31, 2015.

Equity Compensation Plan Information

        The following table sets forth certain information with respect to our equity compensation plans as of March 31, 2016.

Plan Category	Number of Units to be Issued upon Exercise/ Vesting of Outstanding Options, Warrants and Rights(a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Units Remaining Available for Future Issuance under Equity Compensation Plans(c)
Equity compensation plans approved by unitholders:
2010 Long-Term Incentive Plan	0	(1)	N/A	2,716,153
Equity compensation plans not approved by unitholders:
N/A	—		—	—

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

        Effective July 1, 2015, a management services agreement was established between Mainline Energy Partners, LLC ("Mainline"), REP Management Company VI, LLC, a Riverstone-related entity, and the Company, in which three US executives of Niska Partners will provide services to Mainline. Mainline will reimburse the Company for all reasonable direct and indirect costs and expenses incurred by the Company, including a portion of salaries and benefits, overhead costs and direct out-of-pocket expenses incurred by Niska Partners related to Mainline.

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

Item 14.    Principal Accounting Fees and Services.

        The following table presents fees for professional services rendered by KPMG LLP for 2016 and 2015:

	Year Ended March 31,
	2016	2015
Audit Fees	$1,554,000	$1,322,000
Audit—Related fees	—	150,000

Total	$1,554,000	$1,472,000

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

Item 15.    Exhibits, Financial Statement Schedules.

(a)
(1)     Financial Statements

    See "Index to the Consolidated Financial Statements" set forth on Page F-1.

  (2)    Financial Statement Schedules

        All schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(3)   Exhibits

EXHIBIT LIST

Exhibit Number		Description
2.1	—	Agreement and Plan of Merger and Membership Interest Transfer Agreement, dated as of June 14, 2015, by and among Niska Gas Storage Partners LLC, Niska Gas Storage Management LLC, Niska Sponsor Holdings Coöperatief U.A., Swan Holdings LP and Swan Merger Sub LLC (incorporated by reference to Exhibit 2.1 of the Company's current report on Form 8-K filed on June 18, 2015)
3.1	—
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

Exhibit Number			Description
4.2		—	Amendment No. 1 to Registration Rights Agreement made as of August 24, 2011, by and between Niska Gas Storage Partners LLC and Niska Sponsor Holdings Coöperatief U.A. (incorporated by reference to exhibit 4.1 of the Company's Quarterly Report on Form 10-Q, filed on November 7, 2011)
4.3		—
Indenture dated as of March 17, 2014 among Niska Gas Storage Canada ULC and Niska Gas Storage Canada Finance Corp., as issuers, each of the Guarantors party thereto, and The Bank of New York Mellon, as Trustee (incorporated by reference to exhibit 4.1 to the Company's Current Report on Form 8-K, filed on March 18, 2014)
10.1†		—	Niska Gas Storage Partners LLC 2010 Long-Term Incentive Plan effective as of May 16, 2010 (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 19, 2010)
10.2		—
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
10.5	†	—	Employment Agreement, dated May 7, 2014, between the Company and William H. Shea, Jr. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on May 13, 2014)
10.6	†	—	Employment Agreement, dated May 7, 2014, between the Company and Mark D. Casaday (incorporated by reference to exhibit 10.2 of the Company's Current Report on Form 8-K, filed on May 13, 2014)
10.7	†	—	Employment Agreement, dated May 7, 2014, between the Company and Robert B. Wallace (incorporated by reference to exhibit 10.3 of the Company's Current Report on Form 8-K, filed on May 13, 2014)
10.8	†	—	Employment Agreement, dated May 7, 2014, between the Company and Bruce D. Davis, Jr. (incorporated by reference to exhibit 10.4 of the Company's Current Report on Form 8-K, filed on May 13, 2014)
10.9	†	—
Separation Agreement and General Release of Claims, executed on June 18, 2014, between Niska Partners Management ULC and Simon Dupéré, Niska Gas Storage Partners LLC and Niska Holdings L.P. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on June 20, 2014)
10.10	†	—
Release and Confidentiality Agreement, dated as of June 25, 2014, by and between Niska Gas Storage Partners LLC and Jason Kulsky (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on June 30, 2014)

Exhibit Number			Description
10.11	†	—	Employment Agreement, dated June 5, 2015, between the Company and Vance E. Powers. (incorporated by reference to exhibit 10.1 of the Company's Current Report on Form 8-K, filed on June 5, 2015)
10.12		—
Commitment Letter, dated June 14, 2015, by and between BIF II Swan Finance Co. (Delaware) LLC and Niska Gas Storage Partners LLC (incorporated by reference to exhibit 10.1 of the Company's current report on Form 8-K filed on June 18, 2015)
10.13		—
Credit Agreement, dated as of July 28, 2015, by and between Niska Gas Storage Partners LLC, as the borrower, Swan Finance LP, as Administrative Agent and Collateral Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on July 31, 2015)
10.14		—
Separation Agreement and General Release of Claims, executed on July 31, 2015, between Bruce D. Davis, Jr., Niska Gas Storage Partners LLC, Niska Gas Transport Inc. and Niska Holdings L.P. (incorporated by reference to Exhibit 10.1 of the Company's current report on Form 8-K filed on August 4, 2015)
10.15		—
Agreement Regarding Niska Gas Storage Partners LLC Phantom Unit Performance Plan Awards, executed on July 31, 2015, between Bruce D. Davis, Jr. and Niska Gas Storage Partners LLC (incorporated by reference to Exhibit 10.2 of the Company's current report on Form 8-K filed on August 4, 2015)
10.16		—
Amendment No. 1 to Amended & Restated Credit Agreement, dated as of February 29, 2016, by and among Niska Gas Storage US, LLC and AECO Gas Storage Partnership, as borrowers, the other loan parties party thereto, Royal Bank of Canada, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed on March 1, 2016)
12.1	*	—	Statement regarding computation of ratios of earnings to fixed charges
21.1	*	—	List of Subsidiaries of Niska Gas Storage Partners LLC
23.1	*	—	Consent of KPMG LLP
31.1	*	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	*	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	**	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	**	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	—	XBRL Instance Document.
101.SCH	*	—	XBRL Taxonomy Extension Schema Document.
101.CAL	*	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.
101.PRE	*	—	XBRL Taxonomy Extension Presentation Linkbase Document.

Exhibit Number			Description
101.DEF	*	—	XBRL Taxonomy Extension Definition Linkbase Document.

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
Date: June 10, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM H. SHEA, JR. William H. Shea, Jr.	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	June 10, 2016
/s/ VANCE E. POWERS Vance E. Powers	Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2016
/s/ RALPH ALEXANDER Ralph Alexander	Director	June 10, 2016
/s/ MICHAEL J. HENNIGAN Michael J. Hennigan	Director	June 10, 2016
/s/ JAMES G. JACKSON James G. Jackson	Director	June 10, 2016
/s/ E. BARTOW JONES E. Bartow Jones	Director	June 10, 2016
/s/ STEPHEN C. MUTHER Stephen C. Muther	Director	June 10, 2016

Signature	Title	Date

/s/ ANDREW W. WARD Andrew W. Ward	Director	June 10, 2016
/s/ OLIVIA C. WASSENAAR Olivia C. Wassenaar	Director	June 10, 2016

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

        Management evaluated Niska Partners' internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013) ("COSO"). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of March 31, 2016, Niska Partners' internal control over financial reporting was effective.

        Niska Partners' independent registered public accounting firm, KPMG LLP, has audited the internal control over financial reporting. Their opinion on the effectiveness of Niska Partners' internal control over financial reporting appears herein.

Date: June 10, 2016

/s/ WILLIAM H. SHEA, JR. William H. Shea, Jr. President and Chief Executive Officer and Director	/s/ VANCE E. POWERS Vance E. Powers Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited Niska Gas Storage Partners LLC's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Niska Gas Storage Partners LLC's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Niska Gas Storage Partners LLC maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Niska Gas Storage Partners LLC and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of earnings (loss) and comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the three-year period ended March 31, 2016, and our report dated June 10, 2016 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP
Houston, Texas June 10, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors
Niska Gas Storage Partners LLC:

        We have audited the accompanying consolidated balance sheets of Niska Gas Storage Partners LLC and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of earnings (loss) and comprehensive income (loss), changes in members' equity, and cash flows for each of the years in the three-year period ended March 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Niska Gas Storage Partners LLC and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Niska Gas Storage Partners LLC's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 10, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

(signed) KPMG LLP
Houston, Texas June 10, 2016

Niska Gas Storage Partners LLC

Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss)

(in thousands of U.S. dollars, except for per unit amounts)

	Year ended March 31,
	2016	2015	2014
REVENUES
Fee-based revenue (Note 16)	$54,734	$92,340	$135,356
Optimization, net (Note 16)	(389)	5,979	72,040

	54,345	98,319	207,396
EXPENSES (INCOME)
Operating	29,806	39,230	40,834
General and administrative	29,993	26,833	39,937
Depreciation and amortization (Notes 5, 6 and 17)	57,435	117,323	41,286
Interest (Notes 7 and 18)	52,301	51,336	66,315
Loss on extinguishment of debt (Note 8)	—	—	36,697
Impairment of goodwill (Note 6)	—	245,604	—
Losses (gains) on disposals of assets	268	(64)	—
Foreign exchange (gains) losses	(349)	380	1,182
Other (income) expense	(4)	(11)	358

EARNINGS (LOSS) BEFORE INCOME TAXES	(115,105)	(382,312)	(19,213)

Income tax expense (benefit) (Note 12)
Current	2,536	2,595	82
Deferred	(14,310)	(34,251)	(10,338)

	(11,774)	(31,656)	(10,256)

NET EARNINGS (LOSS) AND COMPREHENSIVE INCOME (LOSS)	$(103,331)	$(350,656)	$(8,957)

Net earnings (loss) allocated to:
Managing Member	$(1,861)	$(6,352)	$(171)

Common unitholders	$(101,470)	$(344,304)	$(8,786)

Earnings (loss) per unit allocated to common unitholders—basic and diluted	$(2.67)	$(9.34)	$(0.25)

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Balance Sheets

(in thousands of U.S. dollars)

	As at March 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$10,246	$11,699
Margin deposits	13,233	13,285
Trade receivables	3,041	2,598
Accrued receivables	35,630	44,140
Natural gas inventory	41,268	136,295
Prepaid expenses and other current assets (Note 4)	12,787	3,788
Short-term risk management assets (Notes 13 and 14)	37,460	41,600

	153,665	253,405
Long-term Assets
Property, plant and equipment, net of accumulated depreciation (Note 5)	772,023	820,467
Intangible assets, net of accumulated amortization (Note 6)	35,852	41,829
Deferred financing costs, net of accumulated amortization (Note 7)	7,004	11,001
Other assets	3,183	3,329
Long-term risk management assets (Notes 13 and 14)	20,170	30,928

	838,232	907,554

	$991,897	$1,160,959

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Obligations under credit facilities (Note 8)	$146,086	$193,500
Current portion of obligations under capital lease (Note 9)	1,381	1,339
Trade payables	389	885
Current portion of deferred taxes (Note 12)	1,154	2,334
Deferred revenue	457	6,669
Accrued liabilities (Note 10)	51,518	47,686
Short-term risk management liabilities (Notes 13 and 14)	32,146	25,560

	233,131	277,973
Long-term Liabilities
Long-term risk management liabilities (Notes 13 and 14)	15,915	20,833
Asset retirement obligations (Note 11)	2,581	2,308
Other long-term liabilities	1,196	1,270
Deferred income taxes (Note 12)	75,229	88,317
Obligations under capital lease (Note 9)	8,206	9,587
Long-term debt (Note 8)	575,000	575,000

	678,127	697,315
Members' Equity (Note 15)
Common units	(184,946)	(81,805)
Managing Members' interest	265,585	267,476

	80,639	185,671
Commitments and contingencies (Notes 8 and 20)

	$991,897	$1,160,959

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Cash Flows

(in thousands of U.S. dollars)

	Year ended March 31,
	2016	2015	2014
Operating Activities
Net earnings (loss)	$(103,331)	$(350,656)	$(8,957)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Unrealized foreign exchange (gains) losses	(206)	372	1,500
Deferred income tax benefit (Note 12)	(14,310)	(34,251)	(10,338)
Unrealized risk management losses (gains) (Note 16)	16,566	(31,694)	8,732
Depreciation and amortization (Notes 5, 6 and 17)	57,435	117,323	41,286
Amortization of deferred financing costs (Notes 7 and 18)	4,076	3,652	3,354
Loss on extinguishment of debt (Note 8)	—	—	36,697
Losses (gains) on disposals of assets	268	(64)	—
Impairment of goodwill (Note 6)	—	245,604	—
Non-cash compensation (Note 15)	1,653	2,305	—
Write-downs of inventory (Note 16)	4,300	63,800	4,600
Changes in non-cash working capital (Note 21)	90,854	(55,835)	15,033

Net cash provided by (used in) operating activities	57,305	(39,444)	91,907

Investing Activities
Property, plant and equipment expenditures	(3,133)	(7,587)	(3,159)
Purchase of customer contracts	—	—	(2,007)
Proceeds on disposal of assets	—	14	—

Net cash used in investing activities	(3,133)	(7,573)	(5,166)

Financing Activities
Proceeds from debt issuance	—	—	575,000
Debt redemption / repurchase	—	—	(672,361)
Proceeds from credit facilities	211,800	712,700	784,500
Repayments of credit facilities	(260,300)	(638,700)	(730,000)
Payments of financing costs	(2,614)	(857)	(10,855)
Payments of unit issuance costs	—	(13)	(218)
Repayments of obligations under capital lease	(1,339)	(1,299)	(1,259)
Distributions to unitholders (Note 15)	(3,354)	(20,105)	(34,051)

Net cash (used in) provided by financing activities	(55,807)	51,726	(89,244)

Effect of translation on foreign currency cash and cash equivalents	182	(714)	(403)
Net (decrease) increase in cash and cash equivalents	(1,453)	3,995	(2,906)
Cash and cash equivalents, beginning of the year	11,699	7,704	10,610

Cash and cash equivalents, end of the year	$10,246	$11,699	$7,704

Supplemental cash flow disclosures (Note 22)

(See notes to the consolidated financial statements)

Niska Gas Storage Partners LLC

Consolidated Statements of Changes in Members' Equity

(in thousands of U.S. dollars)

	Common Units	Subordinated Units	Managing Member's Interest	Total
Balance, March 31, 2013	$321,642	$265,877	$9,858	$597,377
Cancellation of subordinated units	—	(265,877)	265,877	—
Net earnings (loss)	(8,786)	—	(171)	(8,957)
Distributions to unitholders	(51,293)	—	(1,028)	(52,321)
Issuance of common units	18,041	—	—	18,041

Balance, March 31, 2014	279,604	—	274,536	554,140

Net earnings (loss)	(344,304)	—	(6,352)	(350,656)
Distributions to unitholders	(38,985)	—	(751)	(39,736)
Issuance of common units	19,618	—	—	19,618
Non-cash equity contribution from parent	480	—	10	490
Non-cash compensation	1,782	—	33	1,815

Balance, March 31, 2015	(81,805)	—	267,476	185,671

Net earnings (loss)	(101,470)	—	(1,861)	(103,331)
Distributions to unitholders	(3,294)	—	(60)	(3,354)
Non-cash compensation	1,623	—	30	1,653

Balance, March 31, 2016	$(184,946)	$—	$265,585	$80,639

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

        In June 2015, the Company, Niska Gas Storage Management LLC (the "Managing Member" or the "Manager"), Niska Sponsor Holdings Có ó pertief U.A. ("Holdco") and certain of their affiliates entered into a definitive agreement to be acquired by Brookfield Infrastructure Partners L.P. and its institutional partners ("Brookfield"). Under the terms of the agreement ("Merger Agreement"), Brookfield will acquire all of the Company's outstanding common units for $4.225 per common unit in cash and will acquire the Managing Member and the Incentive Distribution Rights ("IDRs") in the Company (the "Transaction") prior to June 14, 2017. A period provided for in the Merger Agreement for unsolicited consideration of alternative acquisition proposals expired on July 29, 2015.

        The Merger Agreement, which includes a commitment by the Company not to make cash distributions until the earlier of the date of closing or termination of the Transaction, was approved by the Company's Board of Directors ("the Company Board") and the Conflicts Committee of its Board of Directors (the "Conflicts Committee"). Holdco, as the holder of approximately 53.93% of the issued and outstanding Common Units at the time of the Merger Agreement, delivered a written consent approving the Transaction. No additional unitholder action is required to approve the Transaction.

        In connection with the entry into the Merger Agreement, Brookfield agreed to lend up to $50.0 million to the Company under a short-term credit facility to be used for working capital purposes (see Note 8).

        The closing of the Transaction is dependent on certain conditions related to regulatory requirements being satisfied, including the approval of the California Public Utilities Commission ("CPUC" or the "Commission"). On June 9, 2016, the CPUC issued a decision which approved the transfer of control of the Wild Goose facility to Brookfield. The decision is effective immediately. The Company expects that the merger transaction will proceed in accordance with the terms of the Merger Agreement and that it will close on or prior to July 31, 2016.

        At March 31, 2016, Niska Partners had 37,988,724 common units outstanding. Of this amount, 20,488,525 common units are owned by the Carlyle/Riverstone Energy and Power Fund II and Carlyle/Riverstone Energy and Power Fund III and certain affiliates (together the "Carlyle/Riverstone Funds"), through Niska Holdings L.P. and Holdco, along with a 1.80% Managing Member's interest in the Company and all of the Company's IDRs. Including all of the common units owned by the Carlyle/Riverstone Funds, along with the 1.80% Managing Member's interest, the Carlyle/Riverstone Funds have a 54.76% ownership interest in the Company excluding the IDRs, which are a variable interest. The remaining 17,500,199 common units, representing a 45.24% ownership interest in the Company excluding the IDRs, are owned by the public.

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

        Fee-based revenue consists of long-term contracts for storage fees that are generated when we provide storage services on a monthly basis and short-term fees associated with park and loan activities. Long-term contract revenue consists of monthly storage fees and fuel and commodity charges for injections and withdrawals. Long-term contract revenue is accrued on a monthly basis in accordance with the terms of the customer contracts. Customer charges for injections and withdrawals are recorded in the month of injection or withdrawal. Short-term contract revenue consists of fees for injections and withdrawals, where the customer pays a fixed fee to inject a specified quantity of natural gas on a specified date or dates and withdraw a specified quantity of natural gas on a specified date. The fee stipulated in a short-term contract for each performance obligation (injection and withdrawal) is recognized when the service occurs.

        Energy trading contracts resulting in the delivery of a commodity where Niska Partners is the principal in the transaction are recorded as optimization revenues at the time of physical delivery. Realized and unrealized gains and losses on financial energy trading contracts are included in optimization revenue (see Note 14).

        Optimization revenue, net includes realized gains and losses and the net change in unrealized gains and losses on financial and physical energy trading contracts. Optimization revenue results from the purchase of inventory and its forward sale to future periods through financial and physical trading contracts. These derivative contracts are economic hedges that have been entered into to manage commodity price and currency risk associated with buying and selling natural gas across future time periods (see Note 14). The Company does not designate these instruments as hedges and therefore records the unrealized gains and losses on the changes in their fair value through net earnings. Contracts resulting in the delivery of a commodity where Niska Partners is the principal in the transaction are recorded as optimization revenues at the time of physical delivery.

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

        Certain volumes of hydrocarbons defined as cushion are required for maintaining a minimum field pressure. Cushion is considered a component of the facility and as such is not amortized. Cushion is monitored to ensure that it provides effective pressure support for the facility. In the event that cushion moves to another area of the reservoir where it does not provide effective pressure support, a loss is recorded, within depreciation expense, equal to the cost of estimated volumes that have migrated. Proceeds from sale of cushion are classified as operating activities in the consolidated statements of cash flows since the predominant source of cash flows for natural gas purchases and sales are operating in nature.

        Repairs, maintenance and renewals that do not provide future economic benefits to the assets are expensed as incurred. Interest costs for the construction or development of long-lived assets held by operational entities are capitalized and amortized over the related asset's estimated useful life.

Asset retirement obligations

        Niska Partners records a liability for an asset retirement obligation when the legal obligation to retire the asset has been incurred with an offsetting increase to the carrying value of the related tangible long-lived asset. The recognition of an asset retirement obligation requires that management make numerous estimates, assumptions and judgments regarding such factors as the estimated probabilities, amounts and timing of settlements, the credit-adjusted risk-free rate, inflation rates and

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies (Continued)

Asset retirement obligations (Continued)

future advances in technology. In periods subsequent to initial measurement of the liability, the Company must recognize changes in the liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. Over time, the liability is accreted to its future value, and the capitalized cost is depreciated over the useful life of the related asset. Accretion of the asset retirement obligations due to the passage of time is recorded as an expense in the statement of earnings. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss.

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

Intangible assets

        Intangible assets represent contractual rights obtained in connection with a business combination that had favorable contractual terms relative to market as of the acquisition date.

        Intangible assets representing customer contracts and relationships are amortized over their useful lives. These assets are reviewed for impairment as impairment indicators arise. When such events or circumstances are present, the recoverability of long-lived assets is assessed by determining whether the carrying value will be recovered through the expected undiscounted future cash flows. In the event that the sum of the expected future cash flows resulting from the use of the asset is less than the carrying

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

2. Significant Accounting Policies (Continued)

Intangible assets (Continued)

value of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

        Pipeline rights of way are formal agreements granting rights of way in perpetuity and are not subject to amortization but are subject to an annual impairment test.

Risk management activities

        The Company uses natural gas derivatives and other financial instruments to manage its exposure to changes in natural gas prices, and foreign exchange rates. These financial assets and liabilities, which are recorded at fair value on a recurring basis, are included in one of three categories based on a fair value hierarchy with realized and unrealized gains (losses) recognized in net earnings (loss) for the period (see Note 14).

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

Deferred financing costs

        Deferred financing costs relate to costs incurred on the issuance of debt, and are amortized over the term of the related debt to interest expense using the effective interest method for costs related to the senior notes offering. Deferred financing costs incurred on credit facilities are amortized on a straight line basis. Any remaining unamortized deferred financing costs related to repurchased senior notes are written off on the dates of redemption.

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

Income taxes (Continued)

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

3. Recent Accounting Pronouncements

        In May 2014, the FASB adopted Accounting Standards Update No. 2014-09 ("ASU 2014-09"), Revenue from Contracts with Customers. Under the new rules, companies will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects to receive in exchange for the goods or services. The rules also require more detailed disclosures related to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This was subsequently amended by two additional updates, Accounting Standards Update No. 2015-14 in which the implementation date for public entities was deferred to become effective for interim and annual periods in fiscal years beginning after December 15, 2017, and Accounting

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

3. Recent Accounting Pronouncements (Continued)

Standards Updated No. 2016-08 in which additional guidance on principal versus agent considerations in recording revenue were provided. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company's consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2018.

        In August 2014, the FASB adopted Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The new accounting guidance requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. It also requires increased disclosures if management determines that substantial doubt about the entity's ability to continue as a going concern exist. The Company will adopt this guidance on April 1, 2017, and Management believes that its impact will not be material to the Company's results of operations and amount of disclosures.

        In April 2015, the FASB adopted Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under the new accounting guidance, companies are required to present deferred financing costs related to a recognized debt liability as a direct deduction from the carrying amount of the related debt, consistent with debt discounts. In June 2015, FASB adopted Accounting Standards Update No. 2015-15, which further clarified that the Company may choose to present deferred financing costs related to line-of-credit agreements as an asset and amortize the costs ratably over the term of the line-of-credit agreement. The Company will adopt this guidance on April 1, 2016 on a retrospective basis, wherein the balance sheet of each individual date presented will be adjusted to show long-term debt net of related deferred financing costs. In line with ASU 2015-15, the Company has chosen to continue to present the deferred financing costs related to the credit facilities as an asset.

        In July 2015, the FASB adopted Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory. Under the updated accounting guidance, companies are required to measure inventory at the lower of cost and net realizable value, whereas previously companies would be able to measure inventory at the lower of cost or market (which included several different methods). The Company will adopt this guidance on April 1, 2017 on a prospective basis, and Management believes that its impact will not be material to the Company's balance sheet and results of operations.

        In November 2015, the FASB adopted Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes. Under the new accounting guidance, companies are required to change the presentation of deferred income taxes to include deferred tax liabilities and assets as noncurrent in a classified statement of financial position. This differs from previous guidance whereby deferred tax liabilities and assets were split between current and long term portions. The Company will adopt this guidance on April 1, 2018, and Management believes that its impact will not be material to the Company's results of operations and amount of disclosures.

        In January 2016, the FASB adopted Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The new accounting guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The Company will adopt this guidance on April 1, 2018, and Management believes that its impact will not be material to the Company's results of operations and amount of disclosures.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

3. Recent Accounting Pronouncements (Continued)

        In February 2016, the FASB adopted Accounting Standards Update No. 2016-02 ("ASU 2016-02"), Leases. Under the new accounting guidance, leases classified as operating leases, which were historically not included on the balance sheet, will be required to recognize a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Management is currently evaluating the impact of the pending adoption of ASU 2016-02 on the Company's consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2019.

        In March 2016, the FASB adopted Accounting Standards Update No. 2016-06 ("ASU 2016-06"), Contingent Put and Call Options in Debt Instruments. The amendments in this update clarify the requirements for assessing whether contingent call or put options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts using a four-step decision sequence, which could result in the embedded derivative being separated from the host contract and accounted for separately as a derivative. Management is currently evaluating the impact of the pending adoption of ASU 2016-06 on the Company's consolidated financial statements and has not yet determined the method by which it will adopt the standard on April 1, 2018.

        In March 2016, the FASB adopted Accounting Standards Update No. 2016-09 ("ASU 2016-09"), Compensation—Stock Compensation. The amendments in this update effect several aspects of the accounting for share-based payment transactions, including income tax consequences, and the classification on the statement of cash flows. Management is currently evaluating the impact of the pending adoption of ASU 2016-09 on the Company's consolidated financial statements and believes that its impact will not be material to the Company's results of operations and amount of disclosures when it adopts the new standard on April 1, 2018.

4. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of the following:

	As at March 31,
	2016	2015
Prepaid losses on early settlement of economic hedges	$6,631	$—
Current portion of deferred financing costs	2,577	—
Other prepaid expenses	3,579	3,788

	$12,787	$3,788

        As substantially all inventory is economically hedged, any hedging gains or losses are offset by realized losses or gains from the sale of physical inventory.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

5. Property, Plant and Equipment

        Property, plant and equipment are comprised of the following:

	As at March 31, 2016
	Cost	Accumulated Depreciation	Net Book Value
Cushion	$332,259	$—	$332,259
Pipelines and measurement	296,669	(112,574)	184,095
Wells	127,469	(49,122)	78,347
Facilities	278,360	(104,769)	173,591
Computer hardware and software	4,507	(3,730)	777
Construction in progress, including projects under development	2,099	—	2,099
Office furniture, equipment and other	2,515	(1,660)	855

	$1,043,878	$(271,855)	$772,023

	As at March 31, 2015
	Cost	Accumulated Depreciation	Net Book Value
Cushion	$356,655	$—	$356,655
Pipelines and measurement	296,669	(102,885)	193,784
Wells	127,297	(45,004)	82,293
Facilities	276,892	(92,473)	184,419
Computer hardware and software	4,293	(3,440)	853
Construction in progress, including projects under development	1,486	—	1,486
Office furniture, equipment and other	2,515	(1,538)	977

	$1,065,807	$(245,340)	$820,467

        Facilities include cost and accumulated depreciation of assets under capital lease of $14.2 million and $8.3 million as of March 31, 2016, respectively, and $14.2 million and $6.6 million as of March 31, 2015, respectively. It also includes the cost and accumulated depreciation of major overhauls of engines and compressors of $3.2 million and $0.3 million, respectively, at March 31, 2016, and $2.4 million and $0.1 million, respectively, at March 31, 2015.

6. Goodwill and Other Intangible Assets

Goodwill

        During the year ended March 31, 2015, the Company concluded that a number of factors, including the continued narrow difference between summer and winter prices in the natural gas futures market, combined with a significant reduction in natural gas price volatility and a significant decline in the Company's equity market capitalization were impairment indicators. This determination was made because these factors had a material negative effect on the Company's current financial performance and expected performance in future years.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

6. Goodwill and Other Intangible Assets (Continued)

Goodwill (Continued)

        The goodwill impairment test is performed at a reporting unit level. Reporting units are identified and distinguished based on how the associated business is managed, taking into consideration the nature of services offered, the types of customer contracts entered into and the nature of the economic and regulatory environment. Niska Partners has four reporting units (its AECO HubTM facility in Alberta, its Wild Goose facility in California, its Salt Plains facility in Oklahoma and its contractual capacity on the Natural Gas Pipeline of America ("NGPL") system). These reporting units are aggregated into one operating segment for financial reporting purposes. Prior to the impairment test, Niska Partners' total goodwill of $245.6 million was allocated to the AECO HubTM facility ($228.0 million) and the NGPL capacity ($17.6 million). There was no goodwill recorded at the Wild Goose or Salt Plains facilities.

        The performance of the impairment test involves a two-step process. The first step determines whether an impairment exists by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, no impairment is necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, the second step measures the amount of impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. An entity assigns the fair value of a reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

        The Company determined the fair value of the AECO HubTM and NGPL reporting units using a combination of the present value of future cash flows method and the comparable transactions method. The present value of future cash flows was estimated using: (i) discrete financial forecasts, which rely on management's estimates of revenue, expenses and volumes; (ii) long-term natural gas volatility and seasonal spreads; (iii) long-term average exchange rates between the United States dollar and the Canadian dollar; and (iv) appropriate discount rates. The comparable transactions method analyzed other purchases of similar assets and considered: (i) the anticipated cash flows of the Company determined above; (ii) recent transaction multiples based on anticipated cash flows; and (iii) the similarity of comparable transactions to the Company's facilities. Specifically, the Company used experience and forecasted amounts to estimate cycling volumes and expenses, the future summer to winter spreads which reflects its longer-term outlook, and extrinsic values consistent with those achieved in the business to estimate future revenue. The Company also used a comparable transaction multiple consistent with recent transactions for depleted reservoir storage facility acquisitions (the type of facilities comparable to the Company's AECO HubTM facility). Both the AECO HubTM and the NGPL reporting units failed step one of the goodwill impairment test; therefore, the second step of impairment test was performed. In step two, the Company compared the implied fair value of each reporting unit's goodwill with the respective carrying amount of that goodwill. Under step two of the impairment test, significant assumptions in measuring the fair value of the assets and liabilities included: (i) the replacement cost, depreciation and obsolescence and useful lives of property, plant and equipment; and (ii) the present value of incremental cash flows attributable to certain intangible assets. Based on the step two analysis, the Company determined its goodwill balance was fully impaired, and accordingly an impairment charge of $245.6 million was recorded.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

6. Goodwill and Other Intangible Assets (Continued)

Other intangible assets

        Information regarding the Company's intangible assets is included in the following table:

	As at March 31,
	2016	2015
Customer contracts and relationships, beginning of the year	$165,080	$165,080
Less accumulated amortization	(147,498)	(141,521)

Customer contracts and relationships, end of the year	17,582	23,559
Pipeline rights of way	18,270	18,270

	$35,852	$41,829

        Customer contracts and relationships are amortized over the term of the respective contracts, being 1 to 8 years remaining at March 31, 2016. The following table presents an estimate of future amortization expense based upon the Company's intangible assets at March 31, 2016:

For the fiscal year ending:	Amortization Expense
March 31, 2017	7,513
March 31, 2018	3,558
March 31, 2019	3,341
March 31, 2020	3,138
March 31, 2021 and thereafter	32

        Amortization expense for customer contacts and relationships for each of the three years ended March 31, 2016 is presented in Note 17.

7. Deferred Financing Costs

        Information regarding the Company's deferred financing costs consists of the following:

	As at March 31,
	2016	2015
Deferred financing costs, beginning of the year	$20,091	$20,078
Additions	2,656	13

Deferred financing costs, end of the year	22,747	20,091

Accumulated amortization, beginning of the year	(9,090)	(5,438)
Amortization recognized as interest (see Note 18)	(4,076)	(3,652)

Accumulated amortization, end of the year	(13,166)	(9,090)

Net book value	9,581	11,001
Less: portion classified as current (see Note 4)	(2,577)	—

	$7,004	$11,001

Life in years	1 - 3	2 - 4

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

8. Debt

        At March 31, 2016 and 2015 the Company's debt consisted of the following:

	As at March 31,
	2016	2015
6.50% Senior Notes due 2019	$575,000	$575,000
Revolving credit facilities	106,000	193,500
Short-term credit facility	40,086	—

	721,086	768,500
Less: portion classified as current	(146,086)	(193,500)

	$575,000	$575,000

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

        The 6.50% Senior Notes are senior unsecured obligations which are: (1) effectively junior to Niska Partners' secured obligations to the extent of the value of the collateral securing such debt; (2) equal in right of payment with all existing and future senior unsecured indebtedness of the Company; and (3) senior in right of payment to any future subordinated indebtedness of Niska Partners. The 6.50% Senior Notes are fully and unconditionally guaranteed by Niska Partners and certain of its direct and indirect subsidiaries on a senior unsecured basis, and are: (1) effectively junior to each guarantor's secured obligations; (2) equal in right of payment with all existing and future senior unsecured indebtedness of each guarantor; and (3) senior in right of payment to any future subordinated indebtedness of each guarantor. Interest on the 6.50% Senior Notes is payable semi-annually on October 1 and April 1, and will mature on April 1, 2019. As of March 31, 2016, the estimated fair market value of the Notes was $460.0 million.

        Prior to October 1, 2016, the Company has the option to redeem up to 35% of the aggregate principal amount of the 6.50% Senior Notes using net cash proceeds from certain equity offerings at a

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

8. Debt (Continued)

Senior Notes due 2019 (Continued)

price of 106.50% plus accrued and unpaid interest. The Company may also redeem all or a part of the 6.50% Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 103.25% during the twelve-month period beginning on October 1, 2016, 101.625% during the twelve-month period beginning on October 1, 2017 and at par beginning on October 1, 2018, plus accrued and unpaid interest. The Company is not required to make mandatory redemptions or sinking fund payments with respect to the 6.50% Senior Notes.

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

        The Company's ability to repurchase the 6.50% Senior Notes upon a change of control will be limited by the terms of its debt agreements, including the Credit Agreement. In addition, the Company cannot assure that it will have the financial resources to repurchase the Notes upon a change of control.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

8. Debt (Continued)

Revolving credit facilities

        Niska Partners, through its subsidiaries, Niska Gas Storage US, LLC and AECO Gas Storage Partnership has senior secured asset-based revolving credit facilities, consisting of a U.S. revolving credit facility and a Canadian revolving credit facility (the "Revolving Credit Facilities", or the "Credit Agreement").

        These revolving credit facilities previously provided for revolving loans and letters of credit in an aggregate principal amount of up to $200.0 million for each of the U.S. and Canadian revolving credit facilities. Loans under the U.S. revolving facility will be denominated in U.S. dollars and loans under the Canadian revolving facility may be denominated, at Niska Partners' option, in either U.S. or Canadian dollars.

        On February 29, 2016, the Company completed an amendment and extension of its Credit Agreement, which included the approval of a change of control associated with the Transaction. The amended and restated Revolving Credit Facilities extends the term of the original agreement from June 29, 2016 to September 30, 2016 and allows for an additional term extension to December 31, 2016 providing that the Transaction has closed. The maximum capacity of the amended and restated Credit Agreement was reduced to $160.0 million for each of the U.S. and Canadian revolving credit facilities effective February 29, 2016 and effective June 29, 2016, interest on borrowings under the Credit Agreement will increase by 1% to the extent that the Company's consolidated leverage ratio is above 5.0 to 1.0.

        Borrowings under the Revolving Credit Facilities are limited to a borrowing base calculated as the sum of specified percentages of eligible cash equivalents, eligible accounts receivable, the net liquidating value of hedge positions in broker accounts, eligible inventory, issued but unused letters of credit, and certain fixed assets minus the amount of any reserves and other priority claims. Borrowings bear interest at a floating rate, which (1) in the case of U.S. dollar loans can be either LIBOR plus an applicable margin or, at the Company's option, a base rate plus an applicable margin, and (2) in the case of Canadian dollar loans can be either the bankers' acceptance rate plus an applicable margin or, at the Company's option, a prime rate plus an applicable margin. The Credit Agreement provides that the Company may borrow only up to the lesser of the level of our then current borrowing base and our committed maximum borrowing capacity, which is currently $320.0 million. As of March 31, 2016, the borrowing base collateral totaled $225.3 million.

        Obligations under the Credit Agreement are guaranteed by Niska Partners and all of the Company's direct and indirect wholly owned subsidiaries (subject to certain exceptions) and secured by a lien on substantially all of the Company's and its direct and indirect subsidiaries' current and fixed assets (subject to certain exceptions). Certain fixed assets will only be required to be part of the collateral to the extent such fixed assets are included in the borrowing base under the Credit Agreement. The aggregate borrowing base under the Credit Agreement includes $150.0 million (the "PP&E Amount") due to a first-priority lien on fixed assets granted to the lenders.

        The Credit Agreement contains limitations on Niska Partners' ability to incur additional debt or to pay distributions in respect of, repurchase or pay dividends on its membership interests (or other capital stock) or make other restricted payments. These limitations are similar to those contained in the indenture governing the 6.50% Senior Notes, but contain certain substantive differences. As of

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

8. Debt (Continued)

Revolving credit facilities (Continued)

March 31, 2016, Niska Partners was in compliance with all covenant requirements under the 6.50% Senior Notes and the Credit Agreement.

        The following fees are applicable under each revolving credit facility: (1) an unused revolver fee based on the unused portion of the respective revolving credit facility; (2) a letter of credit participation fee on the aggregate stated amount of each letter of credit equal to the applicable margin for LIBOR loans or bankers' acceptance loans, as applicable; and (3) certain other customary fees and expenses of the lenders and agents. The Company is required to make prepayments under the Credit Agreement at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the Credit Agreement exceeds the lesser of the aggregate amount of commitments in respect of such revolving credit facilities and the applicable borrowing base.

        The Credit Agreement contains customary covenants, including, but not limited to, restrictions on the Company's and its subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets subject to security interests under the Credit Agreement, make acquisitions, loans, advances or investments, pay distributions, sell or otherwise transfer assets, optionally prepay or modify terms of any subordinated indebtedness or enter into transactions with affiliates. The Credit Agreement requires the maintenance of a fixed charge coverage ratio of 1.1 to 1.0 at the end of each fiscal quarter when excess availability under both the U.S. revolving credit facility and the Canadian revolving credit facility is less than 15% of the aggregate amount of availability under both revolving credit facilities. Such fixed charge coverage ratio will be tested at the end of each quarter until such time as average excess availability exceeds 15% for thirty consecutive days.

        The Credit Agreement provides that, upon the occurrence of certain events of default, the Company's obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, including the notes, voluntary and involuntary bankruptcy proceedings, material money judgments, material events relating to pension plans, certain change of control events and other customary events of default. As of March 31, 2016, $106.0 million (March 31, 2015—$193.5 million) in borrowings, with a weighted average interest rate of 4.27% (March 31, 2015—3.98%), were outstanding under the Credit Facilities. Issued letters of credit amounted to $9.6 million and $5.8 million as of March 31, 2016 and 2015, respectively.

Short-term Credit Facility

        On July 28, 2015, the Company entered into a credit agreement with Brookfield for a $50.0 million short-term credit facility (the "Short-term Credit Facility"), which may be borrowed on subject to certain customary conditions. As of March 31, 2016, the outstanding amount of $40.1 million under the Short-term Credit Facility bears interest at an annual rate of 10%, which is payable in cash on a quarterly basis, unless the Company elects to pay such interest in-kind by capitalizing accrued interest into the principal amount. During the year ended March 31, 2016, $1.1 million of interest was accrued and paid in-kind.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

8. Debt (Continued)

Short-term Credit Facility (Continued)

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

        The Company's obligations under the Short-term Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries that guarantee the obligations under its Revolving Credit Facilities. The Short-term Credit Facility requires the Company to comply with certain affirmative and negative covenants, with the Company permitted to enter into activities to the extent permitted by both the Merger Agreement and the Company's Revolving Credit Facilities. The Company is also subject to customary events of default, substantially consistent with its Revolving Credit Facilities.

        On June 9, 2016, the CPUC issued a decision which approved the transfer of control of the Wild Goose facility to Brookfield, effective immediately. The Company believes that it is probable that the Merger will be completed on or before July 31, 2016 at which time the Company will pursue replacement financing. See Notes 1 and 26 for additional information on the Merger. Should the merger not close as anticipated, the maturity of the Revolving Credit Facilities on September 30, 2016 would require the Company to seek a further extension of the maturity date or raise additional funds to repay the amounts projected to be outstanding at that time because the Company does not expect to have sufficient resources to completely repay the outstanding balances of the Revolving Credit Facilities and the Short-Term Credit Facility on their respective maturity dates. Failure to repay the Revolving Credit Facilities when due would also constitute an event of default under the terms of the 6.50% Senior Notes. Management can provide no assurance that the Company will be able to obtain a further extension of the maturity date or raise additional funds to repay the Revolving Credit Facilities and Short-Term Credit Facility upon maturity.

Restrictions

        Niska Partners has no independent assets or operations other than its investments in its subsidiaries. The 6.50% Senior Notes, Revolving Credit Facilities and Short-term Credit Facility have been jointly and severally guaranteed by Niska Partners and substantially all of its subsidiaries. Niska Partners' subsidiaries have no significant restrictions on their ability to pay distributions or make loans to Niska Partners, which are prepared and measured on a consolidated basis, and have no restricted assets as of March 31, 2016.

        The Company's principal debt covenant is the fixed charge coverage ratio, which is included in the Credit Agreement and in the Indenture. When the fixed charge coverage ratio is less than 2.0 times, Niska Partners is restricted in its ability to issue new debt. When the fixed charge coverage ratio is

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

8. Debt (Continued)

Restrictions (Continued)

below 1.75 to 1.0, the Company is restricted in its ability to pay distributions. When the Company's FCCR is below 1.1 times, the Company will be unable to borrow the last 15% of availability without triggering an event of default. At March 31, 2016, the fixed charge coverage ratio was 0.3 to 1.0 and the Company was subject to the above restrictions limiting the last 15% of availability under the Credit Agreement. Accordingly, the availability under the Credit Agreement has been reduced by 15%, to $191.5 million. As of March 31, 2016, $56.9 million of the Company's availability remained unutilized.

9. Obligations Under Capital Lease

        The Company leases certain equipment under a lease arrangement for estimated future minimum lease payments of approximately $10.5 million. Niska Partners may purchase the assets after August 15, 2020 for an agreed portion of the acquisition cost. The present value of the minimum future lease payments is based on the total costs incurred by the lessor and has been reflected in the balance sheet as a current and a non-current obligation under capital lease. The underlying obligations are denominated in U.S. dollars, have an imputed interest rate of 3.08% and are owing through the lease maturity in August 2021.

        Following are the future principal and interest payments of obligations under capital lease as of March 31, 2016:

For the fiscal year ending:
March 31, 2017	$1,657
March 31, 2018	1,657
March 31, 2019	1,657
March 31, 2020	1,657
March 31, 2021	1,657
March 31, 2022	2,260
Less: Amount representing interest	(958)

$9,587

10. Accrued Liabilities

        Niska Partners' accrued liabilities consist of the following:

	As at March 31,
	2016	2015
Accrued interest	$20,975	$21,411
Accrued gas purchases	16,099	13,917
Employee-related accruals	4,029	2,369
Current income tax payable	3,622	2,936
Other accrued liabilities	6,793	7,053

	$51,518	$47,686

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

11. Asset Retirement Obligations

        Niska Partners' asset retirement obligations relate to the plugging and abandonment of the storage facilities and wells at the end of their estimated useful economic lives. At March 31, 2016, the estimated undiscounted cash flows required to settle the asset retirement obligations were approximately $60.6 million, calculated using an inflation rate of 2% per annum. The estimated liability at March 31, 2016 was $2.6 million after discounting the estimated cash flows at a rate of 8% per annum. At March 31, 2016, the expected timing of payment for settlement of the obligations is 41 years.

	As at March 31,
	2016	2015
Balance, beginning of the year	$2,308	$1,975
Additions	33	22
Accretion	274	500
Effect of foreign exchange translation	(34)	(189)

Balance, end of the year	$2,581	$2,308

12. Income Taxes

        The components of the Company's earnings (loss) before income taxes follow:

	Year ended March 31,
	2016	2015	2014
Domestic	$(48,000)	$6,506	$16,844
Foreign	(67,105)	(388,818)	(36,057)

	$(115,105)	$(382,312)	$(19,213)

        Total income tax benefit differed from the amounts computed by applying the tax rate to earnings (loss) before income taxes as a result of the following:

	Year ended March 31,
	2016	2015	2014
Earnings (loss) before income taxes	$(115,105)	$(382,312)	$(19,213)
U.S. federal corporate statutory rate	35.00%	35.00%	35.00%

Expected tax benefits	(40,287)	(133,809)	(6,725)
Earnings (loss) of non-taxable entities	16,970	(1,925)	(6,296)
Change in Canadian statutory tax rates	7,288	—	—
Canadian statutory tax rate differences	5,625	39,056	3,559
Adjustments and assessments	(646)	2,592	(690)
Non-deductible expense related to asset impairment	—	57,001	—
Change in valuation allowance	(2,770)	2,314	(1,248)
Non-deductible expenses and other	2,046	3,115	1,144

Income tax benefit	$(11,774)	$(31,656)	$(10,256)

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

12. Income Taxes (Continued)

        The Company is not a taxable entity in the United States. Income taxes on its income are the responsibility of individual unitholders and have accordingly not been recorded in the consolidated financial statements. Niska Partners has Canadian corporate subsidiaries, which are taxable corporations subject to income taxes, and are included in the consolidated financial statements.

        As at March 31, 2016, Niska Partners' Canadian subsidiaries had accumulated non-capital losses of approximately $122.1 million (March 31, 2015—$76.4 million) that can be carried forward and applied against future taxable income. These non-capital losses have resulted in deferred income tax assets of $32.8 million (March 31, 2015—$19.0 million). Additionally, Niska Partners' Canadian subsidiaries had recognized deferred income tax assets related to capital losses of $33.8 million at March 31, 2016 (March 31, 2015—$33.8 million). These capital losses represent $4.6 million (March 31, 2015—$4.2 million) of deferred tax assets, of which $4.6 million (March 31, 2014—$4.2 million) have been offset by valuation allowances due to the uncertainty of their realization. Of the total tax assets related to losses, $122.1 million will begin to expire at the end of 2034.

        For the year ended March 31, 2016, Niska Partners recognized $ nil (March 31, 2015—$0.1 million; March 31, 2014—$ nil) of potential interest and penalties associated with uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and other foreign jurisdictions. The Company is subject to income tax examinations for the fiscal years ended 2008 through 2016 in most jurisdictions. Deferred income tax assets and liabilities reflect the tax effect of differences between the basis of assets and liabilities for book and tax purposes. The tax effect of temporary differences that give rise to significant components of the deferred income tax liabilities and deferred income tax assets are presented below:

	As at March 31,
	2016	2015
Deferred income tax assets:
Non-capital loss carry forwards	$32,815	$18,959
Risk management liabilities	23,289	19,919
Capital losses	4,561	4,223
Deferred financing costs	2,907	4,006
Other	5,713	2,774

	69,285	49,881
Valuation allowance	(8,603)	(7,173)

Total deferred income tax assets	$60,682	$42,708

Deferred income tax liabilities:
Property, plant and equipment	$101,914	$99,628
Risk management assets	26,346	24,202
Intangible assets	8,621	9,510
Other	184	19

Total deferred income tax liabilities	137,065	133,359

Net deferred income tax liability	$76,383	$90,651

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

12. Income Taxes (Continued)

        The classification of net deferred income tax liabilities recorded on the balance sheets is as follows:

	As at March 31,
	2016	2015
Deferred income tax liabilities:
Current	$1,154	$2,334
Long-term	75,229	88,317

Net deferred income tax liability	$76,383	$90,651

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

        The following table indicates the changes to the Company's unrecognized tax benefits for the years ended March 31, 2016 and 2015. The term "unrecognized tax benefits" refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. Interest and penalties are not included.

	As at March 31,
	2016	2015
Balance at beginning of the year	$1,530	$1,735
Additions (reductions) based on tax positions taken in a prior year	554	(205)

Balance at end of the year	$2,084	$1,530

        Substantially all of the $2.1 million of unrecognized tax benefits at March 31, 2016, would have an impact on the effective tax rate if subsequently recognized.

        The Company engages in ongoing discussions with tax authorities regarding the resolution of tax matters in various jurisdictions. Both the outcome of these tax matters and the timing of the resolution and/or closure of the tax audits are highly uncertain. It is management's assessment that no unrecognized tax benefits will be recognized within the next twelve months.

13. Risk Management Activities and Financial Instruments

Risk management overview

        The Company has exposure to commodity and environmental compliance prices, foreign currency, counterparty credit, interest rate, and liquidity risk. Risk management activities are tailored to the risk they are designed to mitigate.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

13. Risk Management Activities and Financial Instruments (Continued)

Commodity price risk

        As a result of its natural gas inventory and any future requirements to purchase cushion, Niska Partners is exposed to risks associated with changes in price when buying and selling natural gas across future time periods. To manage these risks and reduce variability of cash flows, the Company utilizes a combination of financial and physical derivative contracts, including forwards, futures, swaps and option contracts. The use of these contracts is subject to the Company's risk management policies. These contracts have not been treated as hedges for financial reporting purposes and therefore changes in fair value are recorded directly in earnings.

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

        To limit its exposure to changes in commodity prices, Niska Partners enters into purchases and sales of natural gas inventory and concurrently matches the volumes in these transactions with offsetting derivative contracts. To comply with its internal risk management policies, Niska Partners is required to limit its exposure of unmatched volumes of proprietary current natural gas inventory to an aggregate overall limit of 8.0 MDth. At March 31, 2016, 25.3 MDth (March 31, 2015—47.2 MDth) of natural gas inventory was offset with financial contracts, representing 99.2% (March 31, 2015—98.6%) of total inventory. Fuel gas included in the volumes above that is used for operating facilities is not offset. Total volume of our fuel gas was 0.3 MDth and 0.0 MDth as of March 31, 2016 and 2015, respectively.

        As of March 31, 2016 and March 31, 2015, the volumes of inventories which were economically hedged using each type of contract were (In MDth):

	As at March 31,
	2016	2015
Forwards	0.9	1.5
Futures	24.4	46.0
Swaps	0.0	(0.3)

	25.3	47.2

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

13. Risk Management Activities and Financial Instruments (Continued)

Commodity price risk (Continued)

        In addition to the volumes mentioned above, as at March 31, 2016, the Company has entered into forward purchase contracts for 1.5 MDth of natural gas representing 42% of its estimated cushion purchases in fiscal 2017.

Price Risk Associated with Compliance with Environmental Regulations

        One of Niska Partners' operating facilities, the Wild Goose storage facility, is located in California. In 2006, California adopted AB 32, the Global Warming Solutions Act of 2006, with a goal of reaching: (i) 1990 greenhouse gases ("GHG") emissions levels by the year 2020; (ii) 80% of 1990 levels by 2050; and (iii) a mandatory emission reporting program. AB 32 required the California Air Resources Board ("ARB") to develop a scoping plan describing the approach California will take to reduce GHGs to achieve the goal of reducing emissions to 1990 levels by 2020 (the "2020 Goal"). The scoping plan was first approved by the ARB in 2008 which identifies a cap-and-trade program as one of the strategies California will employ to meet the 2020 Goal. In 2010, ARB approved that cap-and-trade program and it came into effect on January 1, 2013.

        Entities are subject to compliance obligations if they exceed certain ARB-defined emission thresholds. During each year of the program, the ARB issues emission allowances (i.e., the rights to emit GHGs) equal to the amount of GHG emissions allowed for that year. Emitters can obtain allowances from the ARB at quarterly auctions or from third parties or exchanges. Emitters may also satisfy a portion of their compliance obligation through the purchase of offset credits; e.g., credits for GHG reductions achieved by third parties (such as landowners, livestock owners, and farmers) that occur outside the industry sectors covered under the cap through ARB-qualified offset projects such as reforestation or biomass projects. During fiscal 2016, the Company determined that it had exceeded its allowed emissions threshold and became subject to compliance obligations whereby it must purchase allowances or offset credits. As of March 31, 2016, the Company had $0.8 million of accrued emission allowances and offset credits, and the Company was exposed to risks associated with changes in the price of credits for GHG reductions.

Counterparty credit risk

        Niska Partners is exposed to counterparty credit risk on its trade and accrued accounts receivable and risk management assets. Counterparty credit risk is the risk of financial loss to the Company if a customer fails to perform its contractual obligations. Niska Partners engages in transactions for the purchase and sale of products and services with major companies in the energy industry and with industrial, commercial, residential and municipal energy consumers. Credit risk associated with trade and accrued receivables is mitigated by the high percentage of investment grade customers, collateral support of receivables and Niska Partners' ability to take ownership of customer owned natural gas stored in its facilities in the event of non-payment. For the years ended March 31, 2016 and 2015, no expense related to doubtful accounts was recognized as a result of receivables deemed to be uncollectible. It is management's opinion that no allowance for doubtful accounts was required as of March 31, 2016 and March 31, 2015.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

13. Risk Management Activities and Financial Instruments (Continued)

Counterparty credit risk (Continued)

        The Company analyzes the financial condition of counterparties prior to entering into an agreement. Credit limits are established and monitored on an ongoing basis. Management believes, based on its credit policies, that the Company's financial position, results of operations and cash flows will not be materially affected as a result of non-performance by any single counterparty. Credit risk is assessed prior to transacting with any counterparty and each counterparty is required to maintain an investment grade rating, provide a parental guarantee from an investment grade parent, or provide an alternative method of financial assurance (letter of credit, cash, etc.) to support proposed transactions. In addition, the Company's tariffs contain provisions that permit it to take title to a customer's inventory should the customer's account remain unpaid for an extended period of time. Although the Company relies on a few counterparties for a significant portion of its revenues, one counterparty making up 46%, 54% and 56% of gross revenues for the years ended March 31, 2016, 2015 and 2014, respectively, is a physical natural gas clearing and settlement facility that requires counterparties to post margin deposits equal to 125% of their net position, which reduces the risk of default.

        Exchange traded futures and options comprise approximately 74.1% of Niska Partners' commodity risk management assets at March 31, 2016 (March 31, 2015—69.0%). These exchange traded contracts have minimal credit exposure as the exchanges guarantee that every contract will be margined on a daily basis. In the event of any default, Niska Partners' account on the exchange would be absorbed by other clearing members. Because every member posts an initial margin, the exchange can protect the exchange members if or when a clearing member defaults.

        Included in the fair value of energy contracts at March 31, 2016 and 2015 are one to five year contracts to sell natural gas to customers in retail markets. Niska Partners has recorded a reduction in the fair value of these contracts of $1.6 million at March 31, 2016 (March 31, 2015—$1.7 million), representing an estimate of the expected credit exposure from these counterparties over their contractual lives.

Interest rate risk

        The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows. At March 31, 2016, the Company was exposed to interest rate risk resulting from variable rates on the Revolving Credit Facilities. At March 31, 2016, $115.6 million in borrowings and letters of credit were outstanding under the Credit Agreement and Niska Partners had exposure to interest rate fluctuations.

        Niska Partners had no interest rate swap or swaption agreements at March 31, 2016 and 2015.

Liquidity risk

        Liquidity risk is the risk that Niska Partners will not be able to meet its financial obligations as they become due. The Company's approach to managing liquidity risk is to contract a substantial part of its facilities to generate constant cash flow and to ensure that it always has sufficient cash and credit facilities to meet its obligations when due, under both normal and stressed conditions, without incurring unacceptable losses or damage to its reputation. See Note 8 for details of the Company's debt.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

13. Risk Management Activities and Financial Instruments (Continued)

Foreign currency risk

        Foreign currency risk is created by fluctuations in foreign exchange rates. As Niska Partners' Canadian subsidiaries conduct a portion of their activities in Canadian dollars, earnings and cash flows are subject to currency fluctuations. The performance of the Canadian dollar relative to the U.S. dollar could positively or negatively affect earnings. Niska Partners is exposed to cash flow risk to the extent that Canadian currency outflows do not match inflows. Niska Partners enters into currency swaps to mitigate the impact of changes in foreign exchange rates. The notional value of currency swaps as at March 31, 2016 was $38.3 million (March 31, 2015—$19.6 million). These contracts expire on various dates between April 2016 and February 2017. Niska Partners did not elect hedge accounting treatment and therefore changes in fair value are recorded directly into earnings under the optimization revenue caption of the statements of earnings (loss) and comprehensive income (loss).

14. Fair Value Measurements

        The following table shows the fair values of the Company's risk management assets and liabilities:

As at March 31, 2016	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$36,067	$1,393	$37,460
Long-term risk management assets	20,170	—	20,170
Short-term risk management liabilities	(30,614)	(1,532)	(32,146)
Long-term risk management liabilities	(15,915)	—	(15,915)

	$9,708	$(139)	$9,569

As at March 31, 2015	Energy Contracts	Currency Contracts	Total
Short-term risk management assets	$39,392	$2,208	$41,600
Long-term risk management assets	29,647	1,281	30,928
Short-term risk management liabilities	(25,560)	—	(25,560)
Long-term risk management liabilities	(20,512)	(321)	(20,833)

	$22,967	$3,168	$26,135

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Fair Value Measurements (Continued)

        Information about the Company's risk management assets and liabilities that had netting or rights of offset arrangements are as follows:

As at March 31, 2016	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$150,448	$(94,211)	$56,237	$(42,737)	$13,500
Currency derivatives	1,937	(544)	1,393	—	1,393

Total assets	152,385	(94,755)	57,630	(42,737)	14,893

Liabilities
Commodity derivatives	140,740	(94,211)	46,529	(42,620)	3,909
Currency derivatives	2,076	(544)	1,532	(940)	592

Total liabilities	142,816	(94,755)	48,061	(43,560)	4,501

Net	$9,569	$—	$9,569	$823	$10,392

As at March 31, 2015	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Margin Deposits not Offset in the Balance Sheet	Net Amounts
Assets
Commodity derivatives	$148,385	$(79,346)	$69,039	$(50,070)	$18,969
Currency derivatives	5,167	(1,678)	3,489	—	3,489

Total assets	153,552	(81,024)	72,528	(50,070)	22,458

Liabilities
Commodity derivatives	125,418	(79,346)	46,072	(39,338)	6,734
Currency derivatives	1,999	(1,678)	321	(321)	—

Total liabilities	127,417	(81,024)	46,393	(39,659)	6,734

Net	$26,135	$—	$26,135	$(10,411)	$15,724

        The following amounts represent the Company's expected realization into earnings for derivative instruments, based upon the fair value of these derivatives as of March 31, 2016:

Fiscal year ending March 31,	Energy Contracts	Currency Contracts	Total
2017	$5,453	$(139)	$5,314
2018 and beyond	4,255	—	4,255

	$9,708	$(139)	$9,569

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Fair Value Measurements (Continued)

        Net realized and unrealized optimization gains and losses from the settlement of risk management contracts are summarized as follows:

	Year ended March 31,
	2016	2015	2014	Classification
Energy contracts
Realized	$15,542	$40,787	$(78,778)	Optimization, net
Unrealized	(13,259)	30,922	(10,662)	Optimization, net
Currency contracts
Realized	2,853	2,459	3,177	Optimization, net
Unrealized	(3,307)	772	1,930	Optimization, net

	$1,829	$74,940	$(84,333)

        The carrying amount of cash and cash equivalents, margin deposits, trade receivables, accrued receivables, trade payables and accrued liabilities reported on the consolidated balance sheet approximate fair value.

        Fair values have been determined as follows for the Company's assets and liabilities that were accounted for or disclosed at fair value on a recurring and non-recurring basis as of March 31, 2016 and 2015:

As at March 31, 2016	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$56,237	$—	$56,237
Currency derivatives	—	1,393	—	1,393

Total assets	$—	$57,630	$—	$57,630

Liabilities
Commodity derivatives	$—	$46,529	$—	$46,529
Currency derivatives	—	1,532	—	1,532
Long-term debt	—	460,000	—	460,000

Total liabilities	$—	$508,061	$—	$508,061

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

14. Fair Value Measurements (Continued)

As at March 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Commodity derivatives	$—	$69,039	$—	$69,039
Currency derivatives	—	3,489	—	3,489
Goodwill	—	—	—	—

Total assets	$—	$72,528	$—	$72,528

Liabilities
Commodity derivatives	$—	$46,072	$—	$46,072
Currency derivatives	—	321	—	321
Long-term debt	—	432,688	—	432,688

Total liabilities	$—	$479,081	$—	$479,081

        The Company's financial assets and liabilities recorded at fair value on a recurring basis have been categorized as Level 2. The determination of the fair value of assets and liabilities for Level 2 valuations is generally based on a market approach. The key inputs used in Niska Partners' valuation models include transaction-specific details such as notional volumes, contract prices, and contract terms as well as forward market prices and basis differentials for natural gas obtained from third-party service providers (typically the New York Mercantile Exchange, or NYMEX). There were no changes in Niska Partners' approach to determining fair value and there were no transfers out of Level 2 during the three-year period ended March 31, 2016.

        The fair value of debt is the estimated amount the Company would have to pay to transfer its debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are supported by observable market transactions when available.

        Non-financial assets and liabilities are re-measured at fair value on a non-recurring basis. During the year ended March 31, 2015, the Company wrote down goodwill to its estimated fair value of $nil, which is classified as a Level 3 measurement in the table above. There were no other non-financial assets or liabilities recorded at fair value as of March 31, 2016 and 2015.

15. Members' Equity

Managing Member units

        The Managing Member units are held by the Manager which has a 1.80% Managing Member interest in Niska Partners. The operating agreement provides that the Managing Member interest entitles the Manager the right to receive distributions of Available Cash (as defined in the operating agreement) each quarter.

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

15. Members' Equity (Continued)

Managing Member units (Continued)

        The Manager has agreed not to withdraw voluntarily prior to March 31, 2020 subject to certain conditions outlined in the operating agreement. Prior to that time, the Manager may not be removed unless that removal is approved by the vote of the holders of not less than 66 2/3% of the outstanding units, voting together as a single class, including units held by the Manager and its affiliates. Any removal of the Manager is also subject to the approval of a successor manager by the vote of the holders of a majority of the outstanding common units and notional subordinated units, voting as separate classes. The ownership of more than 33 1/3% of the outstanding units by the Manager and its affiliates gives them the ability to prevent the Manager's removal. At March 31, 2016, Holdco, which is an affiliate of the Manager, owned approximately 53.93% of the outstanding common and all of the notional subordinated units. At any time, the owners of the Manager may sell or transfer all or part of their ownership interests in the Manager to an affiliate or a third-party without the approval of the unitholders.

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

        Within 45 days after the end of each quarter Niska Partners may make cash distributions to the members of record on the applicable record date. Niska Partners distributed $3.4 million and $39.7 million to the holders of common units and the Managing Member during the years ended March 31, 2016 and 2015, respectively. On January 28 and May 6, 2015, the Company's Board of Directors suspended the quarterly distribution to common unitholders for the third and fourth quarters of fiscal 2015, respectively, and under the Merger Agreement, the Company has committed to not make cash distributions until the earlier of the date of closing or termination of the Transaction.

        The distribution in fiscal 2016 relates to withholding taxes paid to the Canadian tax authorities on behalf of the Company's unitholders. As of the beginning of fiscal 2016, one of the Company's Canadian subsidiaries owed interest to a non-Canadian subsidiary. During the year ended March 31, 2016, the Company filed a tax election that deemed this interest as paid, which triggered an obligation for the Company to pay withholding taxes. Consistent with similar transactions in the past, the Company has accounted for this payment as a distribution to unitholders.

Distribution Reinvestment Plan

        Niska Partners filed a registration statement with the SEC to authorize the issuance of up to 7,500,000 common units in connection with a distribution reinvestment plan ("DRIP"). The DRIP provides unitholders of record and beneficial owners of common units a voluntary means by which unitholders can increase the number of common units owned by reinvesting the quarterly cash

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

15. Members' Equity (Continued)

Distribution Reinvestment Plan (Continued)

distributions unitholders would otherwise receive in the purchase of additional common units. This registration statement became effective on July 31, 2013. Common units purchased under the DRIP will come from the Company's authorized but unissued common units or from common units purchased on the open market.

        There were no cash distributions during the year ended March 31, 2016, and accordingly no shares were issued under the DRIP during the period. During the year ended March 31, 2015, Unitholders, substantially all of which were represented by the Carlyle/Riverstone Funds, elected to participate in the DRIP and were issued 2,243,664 common units (March 31, 2014—1,252,815 common units) in lieu of receiving cash distributions of $19.6 million (March 31, 2014—$18.3 million).

Changes in Common units

        During the year ended March 31, 2015, 2,243,664 units were issued under the Company's DRIP bringing the total number of common units outstanding at March 31, 2015 to 37,988,724. During the year ended March 31, 2016, there were no changes to the number of common units outstanding.

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

Incentive Distribution Rights

        IDRs are separate interest and represent participating securities. The IDRs entitle the Carlyle/Riverstone Funds to receive 48% of any quarterly cash distributions after Niska Partners' common unitholders have received the full minimum quarterly distribution ($0.35 per unit) for each quarter plus any arrearages from prior quarters (of which there are currently none). In addition, for a remaining period of two years, and provided that the Carlyle/Riverstone Funds continue to own a majority of both the Managing Member and the IDRs, the Carlyle/Riverstone Funds will be deemed to own 33.8 million "Notional Subordinated Units" in connection with votes to remove and replace the Managing Member. These Notional Subordinated Units are not entitled to distributions, but preserve the Carlyle/Riverstone Fund's voting rights with respect to the removal of the Managing Member. As of March 31, 2016, the Company has not made any payments with respect to the IDRs.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

15. Members' Equity (Continued)

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

        The Class D Units entitle the holders thereof to 15% of distributions made by the Sponsor Partnership to its Class A unitholders after its Class A unitholders receive distributions made by the Sponsor Partnership after May 17, 2014 in excess of the amount of any capital contributions made by the Class A unitholders after May 17, 2014 plus $331.0 million, each increased by 8% per annum compounded quarterly. The Sponsor Partnership will retain distributions (other than tax distributions) in respect of unvested Class D Units until such Class D Units vest. Of the awarded Class D Units, 20% vested on May 6, 2015. The remaining unvested units will vest at a rate of 5% on the last day of each fiscal quarter during the period commencing on June 30, 2015 and ending on March 31, 2019. The units have no expiry date provided the employee remains employed with the Sponsor Partnership, the Company or one or more of their respective subsidiaries. The fair value of the Class D Units is based on an enterprise value, with allocations of that value calculated under the terms of Niska Holdings L.P.'s operating agreement.

        For the year ended March 31, 2016, there was no non-cash compensation expense related to the Class D Units (2015—$0.5 million, 2014—$nil).

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

        The Company agreed not to grant additional unit awards under these plans based on the terms of the Merger Agreement.

        Unit-based awards are classified as liabilities when expected to be settled in cash or when the Company has the option to settle in cash or equity. This accounting treatment has resulted from the Company's historical practice of choosing to settle this type of award in cash. When awards are classified as liabilities, the fair value of the units granted is determined on the date of grant and is re-measured at each reporting period until the settlement date. The fair value at each remeasurement date is equal to the settlement expected to be incurred based on the anticipated number of units vested adjusted for (i) the passage of time and (ii) the payout threshold associated with the performance targets which the Company expects to achieve compared to its established peers. The performance criterion is based on total unitholder return ("TUR") metrics compared to such metrics of a select group of the Company's peers. The TUR metrics reflect the Company's percentile ranking during the

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

15. Members' Equity (Continued)

Unit-Based Performance Plan (Continued)

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

        The following tables summarize the Company's unit-based awards outstanding and nonvested unit-based awards as of March 31, 2016:

	Number of Time- Based Units	Number of Performance- Based Units	Total Units
Unit-based awards outstanding—beginning of the year	1,199,341	214,679	1,414,020
Exercised	(225,097)	(124,049)	(349,146)

Unit-based awards outstanding—end of the year	974,244	90,630	1,064,874

	Number of Time- Based Units	Number of Performance- Based Units	Total Units
Non-vested unit-based awards—beginning of the year	1,199,341	214,679	1,414,020
Vested	(225,097)	(124,049)	(349,146)

Non-vested unit-based awards—end of the year	974,244	90,630	1,064,874

        As of March 31, 2016, outstanding unit-based awards classified as liability and equity amounted to 743,609 units and 321,265 units, respectively. Of the outstanding unit-based awards classified as liability, 95,347 units could be settled in cash or units.

        Information on weighted average unit price at grant date and number of unit-based awards granted is as follows:

	Year ended March 31,
	2016	2015	2014
Weighted average price per unit at grant date	$—	$9.43	$12.68
Number of unit-based awards granted	—	914,045	438,036

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

15. Members' Equity (Continued)

Unit-Based Performance Plan (Continued)

        Unit-based compensation for the year ended March 31, 2016 was an expense of $2.9 million, a recovery of $1.6 million for the year ended March 31, 2015, and expense of $11.2 million for the year ended March 31, 2014. Amounts paid to employees for unit-based awards settled in cash for the years ended March 31, 2016, 2015 and 2014 were $0.3 million, $10.6 million and $2.3 million, respectively. In August 2015, 19,868 equity awards were settled using common units purchased from the open market for $0.1 million. No other equity awards were settled during the years ended March 31, 2016, 2015 and 2014.

        As of March 31, 2016, there was $2.6 million (March 31, 2015—$5.1 million) of total unrecognized compensation cost related to nonvested unit-based awards granted that were subject to both time and performance conditions. That cost is expected to be recognized over the next two years.

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

	Year ended March 31,
	2016	2015	2014
Numerator:
Net earnings (loss)	$(103,331)	$(350,656)	$(8,957)
Less:
Managing Member's interest	1,861	6,352	171

Net earnings (loss) attributable to common unitholders	$(101,470)	$(344,304)	$(8,786)

Denominator:
Basic:
Weighted average units outstanding	37,988,724	36,882,713	34,941,036
Diluted:
Weighted average units outstanding	37,988,724	36,882,713	34,941,036
Earnings (loss) per unit
Basic	$(2.67)	$(9.34)	$(0.25)

Diluted	$(2.67)	$(9.34)	$(0.25)

Weighted average number of equity-settled awards:	442,525	451,001	—

        The Company maintains a unit-based compensation plan that could dilute EPU in future periods. Because those awards were anti-dilutive for fiscal 2016 and 2015, the EPU calculations above exclude the weighted average number of equity-settled unit-based awards.

16. Revenues

        Niska Partners' fee-based revenue consists of the following:

	Year ended March 31,
	2016	2015	2014
Long-term contract revenue	$36,263	$80,781	$83,940
Short-term contract revenue	18,471	11,559	51,416

	$54,734	$92,340	$135,356

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

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

16. Revenues (Continued)

        Optimization, net consists of the following:

	Year ended March 31,
	2016	2015	2014
Realized optimization, net	$20,477	$38,085	$85,372
Unrealized risk management (losses) gains (Notes 13 and 14)	(16,566)	31,694	(8,732)
Write-downs of inventory	(4,300)	(63,800)	(4,600)

	$(389)	$5,979	$72,040

        The Company's inventory is valued at the lower of weighted-average cost or market. During each of the years in the three-year period ended March 31, 2016, the forward prices of natural gas fell below the carrying cost of the Company's inventories, and as such, inventories were written down.

17. Depreciation and Amortization

        Depreciation and amortization consists of the following:

	Year ended March 31,
	2016	2015	2014
Depreciation	$51,184	$93,190	$30,636
Amortization of intangible assets	5,977	23,633	10,543
Accretion of asset retirement obligations	274	500	107

Total	$57,435	$117,323	$41,286

        Depreciation for the year ended March 31, 2016 includes $24.5 million (March 31, 2015—$64.7 million; March 31, 2014—$nil) related to migration of cushion at two of the Company's facilities. The Company records a provision for migration when it has been determined that cushion is no longer providing effective cushion support. Amortization of intangible assets for the year ended March 31, 2015 includes an amortization of $11.7 million related to the termination of the prior storage service agreement with TransCanada, to reflect the change in timing of cash flows related to this customer relationship.

18. Interest

        The following table presents a reconciliation of interest expense:

	Year ended March 31,
	2016	2015	2014
Gross interest	$48,225	$47,684	$62,961
Amortization of deferred financing costs	4,076	3,652	3,354

	$52,301	$51,336	$66,315

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

19. Related Party Transactions

        The Company has a receivable of $4.8 million as of March 31, 2016 from Holdco (March 31, 2015—$6.1 million), as outlined in Note 20—Commitments and Contingencies.

        In addition to the amount above, as of March 31, 2016 the Company had receivables from other related parties of $0.7 million ($nil as of March 31, 2015) which are included in accrued receivable in the balance sheet. These receivables relate to reimbursement of costs incurred by Niska Partners on behalf of a related party as well as management fees charged to affiliated entities for certain administrative services.

        During the year ended March 31, 2016, Niska Partners recognized management fees and reimbursable costs amounting to $1.2 million (March 31, 2015—$nil; March 31, 2014—$0.2 million) as reductions to general and administrative expenses.

        During the year ended March 31, 2015, the Carlyle/Riverstone Funds elected to participate in the DRIP and were issued 2,243,470 common units (March 31, 2014—1,252,810 common units) in lieu of receiving cash distributions of $19.6 million (March 31, 2014—$18.3 million).

20. Commitments and Contingencies

Contingencies

        In June 2015, the Company engaged the services of certain consultants for consideration of $5.8 million, the payment of which is contingent upon the successful closing of the Transaction.

        As of March 31, 2016, the Company was under review by Canadian tax authorities for withholding taxes paid on behalf of Carlyle/Riverstone and the investors of the Carlyle/Riverstone Funds for earnings distributions made prior to the Company's IPO. The Company has received an updated notice from the Canadian tax authorities of a proposed assessment equivalent to $4.8 million (2015—$10.6 million) and the Company has recorded Management's best estimate of $4.8 million (2015—$6.1 million), as a liability to the Canadian tax authorities. Niska Holdings L.P., a company held by the Carlyle/Riverstone Funds and the parent of Holdco, guaranteed the repayment of any amounts owing with respect to this matter to the Company. Accordingly, as the Company believes collection of any amounts owing is reasonably assured, it has recorded a corresponding receivable of $4.8 million (2015—$6.1 million).

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

Commitments

        Niska Partners entered into non-cancelable operating leases for office space, cushion gas, leases for land use rights at its operating facilities, storage capacity at other facilities, equipment, and vehicles used in its operations. The remaining lease terms expire between April 2016 and January 2059 and provide for the payment of taxes, insurance and maintenance by the lessee. A renewal option exists on

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

20. Commitments and Contingencies (Continued)

Commitments (Continued)

the office space lease to extend the term for another five years, exercisable prior to the termination of the original lease.

        The related future minimum lease payments at March 31, 2016 were as follows:

For the fiscal year ending:	Operating leases
2017	$10,975
2018	8,307
2019	6,623
2020	5,302
2021	3,994
2022 and thereafter	173,046

Total minimum lease payments	$208,247

        The minimum lease payments disclosed in the above table have not been reduced by the total of minimum rentals to be received in the future under non-cancelable subleases as of March 31, 2016 of $1.0 million. Consolidated lease and rental expense, net of sublease recoveries of $0.9 million, amounted to $10.5 million for the year ended March 31, 2016 (March 31, 2015—$13.6 million; March 31, 2014—$11.9 million). During the year ended March 31, 2016, lease and rental expense included contingent rent amounting to $ nil (March 31, 2015—$ nil; March 31, 2014—$0.4 million). Where applicable, contingent rent is due whenever a certain percentage of revenue exceeds minimum lease costs.

        Purchase obligations arising as a result of forward purchase contracts in place at March 31, 2016 were as follows:

For the fiscal year ending:	Unconditional purchase obligations
2017	$629,022
2018	351,717
2019	26,173
2020	8,819
2021	2,269

Total future purchase commitments	$1,018,000

        Purchase obligations consisted of forward physical and financial commitments related to future purchases of proprietary natural gas inventory and cushion gas. As the Company economically hedges substantially all of its natural gas purchases, there are forward sales that offset these commitments which are not included in the above table. As at March 31, 2016, forward physical and financial sales for all future periods related to proprietary gas totaled $1,001.8 million.

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

20. Commitments and Contingencies (Continued)

Commitments (Continued)

        As at March 31, 2016, the Company had $9.6 million of issued and outstanding letters of credit to various counterparties to support natural gas purchase commitments.

21. Changes in Non-Cash Working Capital

        Changes in non-cash working capital include:

	Year ended March 31,
	2016	2015	2014
Margin deposits	$52	$19,342	$(14,137)
Trade receivables	(256)	3,114	(3,383)
Accrued receivables	8,629	110,484	(44,459)
Natural gas inventory	90,727	(124,955)	3,676
Prepaid expenses and other current assets	(6,421)	542	358
Other assets	67	(517)	(807)
Trade payables	(270)	(212)	(149)
Accrued liabilities	4,609	(63,709)	68,106
Deferred revenue	(6,212)	596	5,468
Other long-term liabilities	(71)	(520)	360

Net changes in non-cash working capital	$90,854	$(55,835)	$15,033

22. Supplemental Cash Flow Disclosures

	Year ended March 31,
	2016	2015	2014
Interest paid in cash	$47,182	$30,083	$63,769
Interest paid in-kind	1,086	—	—
Taxes paid	1,958	50	73
Non-cash investing activities:
Non-cash changes in working capital related to property, plant and equipment	$126	$2,203	$(2,426)
Non-cash transfer of natural gas inventory to cushion	—	—	15,264
Non-cash financing activities:
Non-cash earnings distributions and reinvestments	—	19,631	18,270

        Under the Company's Short-term Credit Facility, interest is payable in cash on a quarterly basis, unless the Company elects to pay such interest in-kind by capitalizing accrued interest into the principal amount. During the year ended March 31, 2016, the Company elected to pay $1.1 million of interest in-kind.

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

        Niska Partners operates along functional lines in its commercial, engineering, and operations teams for operations in Alberta, Northern California, and the U.S. Midcontinent. All functional lines and facilities offer the same services: fee-based revenue, and optimization. The Company has a marketing business which is an extension of the Company's proprietary optimization activities. Proprietary optimization activities occur when the Company purchases, stores and sells natural gas for its own account in order to utilize or optimize storage capacity that is not contracted or available to third party customers. All services are delivered using reservoir storage. The Company measures profitability consistently along all functional lines based on revenues and earnings before interest, taxes, depreciation and amortization, before unrealized risk management gains and losses. The Company has aggregated its operating segments into one reportable segment as at March 31, 2016 and 2015 and for each of the three years ended March 31, 2016.

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

        The following tables summarize the net revenues and long-lived assets by geographic area:

	Year ended March 31,
	2016	2015	2014
Net realized revenues
U.S.	$33,060	$32,265	$58,128
Canada	42,151	98,160	162,600
Net unrealized revenues
U.S.	(16,231)	20,452	142
Canada	(335)	11,242	(8,874)
Write-downs of inventory
U.S.	(4,300)	(22,600)	(500)
Canada	—	(41,200)	(4,100)
Inter-entity
U.S.	(156)	(4,266)	—
Canada	156	4,266	—

	$54,345	$98,319	$207,396

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

23. Segment Disclosures (Continued)

	As at March 31,
	2016	2015
Long-lived assets
U.S.	$355,400	$367,920
Canada	462,662	508,706

	$818,062	$876,626

24. Economic Dependence

        Niska Partners' exposure to the volume of business transacted with a natural gas clearing and settlement facility is described in Note 13. While the clearing and settlement facility is its direct counterparty, its risk exposure to dependence on this counterparty is mitigated through the large number of members of the clearing and settlement facility who create the demand for these transactions.

        During the three years ended March 31, 2016, Niska Partners did not have any other customers comprise greater than 10% of total gross revenue.

25. Quarterly Financial Data

        Quarterly results are influenced by the seasonal and other factors inherent in Niska Partners' business. The following table summarizes the quarterly financial data for the years ended March 31, 2016 and 2015:

	First Quarter (unaudited)	Second Quarter (unaudited)	Third Quarter (unaudited)	Fourth Quarter (unaudited)	Year ended March 31,
Fiscal 2016
Revenue, net	$9,245	$17,336	$18,620	$9,144	$54,345
Earnings (loss) before income taxes	(33,468)	(26,103)	(25,696)	(29,838)	(115,105)
Net earnings (loss) and comprehensive income (loss)	(37,407)	(19,609)	(20,992)	(25,323)	(103,331)
Earnings (loss) per unit	(0.97)	(0.51)	(0.54)	(0.65)	(2.67)
Fiscal 2015
Revenue, net	$55,377	$10,590	$39,219	$(6,867)	$98,319
Earnings (loss) before income taxes	(27,864)	(36,180)	(275,258)	(43,010)	(382,312)
Net earnings (loss) and comprehensive income (loss)	(18,972)	(28,832)	(259,623)	(43,229)	(350,656)
Earnings (loss) per unit	(0.52)	(0.78)	(6.85)	(1.12)	(9.34)

Niska Gas Storage Partners LLC

Notes to Consolidated Financial Statements (Continued)

(Thousands of U.S. dollars, except for per unit amounts)

25. Quarterly Financial Data (Continued)

        Included in the amounts above are the following related to cushion gas migration and proprietary inventory write-downs:

	First Quarter (unaudited)	Second Quarter (unaudited)	Third Quarter (unaudited)	Fourth Quarter (unaudited)	Year ended March 31,
Fiscal 2016
Cushion gas migration	$2,257	$6,393	$9,095	$6,760	$24,505
Write-downs of inventory	—	—	600	3,700	4,300
Fiscal 2015
Cushion gas migration	$27,908	$5,690	$31,150	$—	$64,748
Write-downs of inventory	—	10,500	31,700	21,600	63,800

        Reflected in net revenue above includes a one-time contract termination payment of $26.0 million during the first quarter of fiscal 2015. Reflected in net earnings (loss) and comprehensive income (loss) above includes goodwill impairment of $245.6 million in the third quarter of fiscal 2015.

26. Subsequent Events

        On June 9, 2016, the CPUC issued a decision which approved the transfer of control of the Wild Goose facility to Brookfield. The decision is effective immediately. The Company expects that the merger transaction will proceed in accordance with the terms of the Merger Agreement and that it will close on or prior to July 31, 2016.